Form 10-Q
period 2007-09-30
BIOHEART, INC.
filed 2007-11-16
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-33718

BIOHEART, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0945967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13794 NW 4th Street, Suite 212, Sunrise, Florida 33325
(Address of principal executive offices) (Zip Code)
(954) 835-1500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of November 12, 2007, there were 13,347,138 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,466,225	$5,025,383
Receivables	63,806	79,843
Inventory	396,774	163,821
Prepaid expenses	414,368	96,162

Total current assets	10,341,173	5,365,209
Property and equipment, net	448,592	526,901
Deferred offering costs	2,982,567	547,016
Deferred loan costs, net	2,062,335	—
Other assets	68,854	68,854

	$15,903,521	$6,507,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,759,498	$803,625
Accrued expenses	1,190,351	700,687
Deferred revenue	547,286	656,500
Notes payable — current	6,618,557	—

Total current liabilities	10,115,692	2,160,812
Deferred rent	27,653	36,524
Note payable — long term	3,381,443	—

Total liabilities	13,524,788	2,197,336

Commitments and contingencies

Shareholders’ equity
Preferred stock ($0.001 par value) 5,000,000 and 3,088,898 shares authorized as of September 30, 2007 and December 31, 2006, respectively; none issued and outstanding	—	—
Common stock ($0.001 par value) 50,000,000 and 24,711,188 shares authorized as of September 30, 2007 and December 31, 2006, respectively; 13,333,345 and 12,785,472 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	13,333	12,785
Additional paid-in capital	76,082,924	68,810,382
Deficit accumulated during the development stage	(73,717,524)	(64,512,523)

Total shareholders’ equity	2,378,733	4,310,644

Total liabilities and shareholders’ equity	$15,903,521	$6,507,980

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

					Cumulative Period
					from August 12,
					1999 (date of
	For the Three-Month Period		For the Nine-Month Period		inception) to
	Ended September 30,		Ended September 30,		September 30,
	2007	2006	2007	2006	2007
	(Unaudited)		(Unaudited)		(Unaudited)

Revenues	$67,050	$31,501	$275,464	$106,488	$710,977
Cost of sales	17,797	19,682	51,818	63,240	306,185

Gross profit	49,253	11,819	223,646	43,248	404,792
Expenses:
Research and development	2,069,208	2,670,445	5,255,459	5,339,463	50,636,714
Marketing, general and administrative	770,873	4,354,232	2,521,549	5,679,787	21,946,446
Depreciation and amortization	46,878	16,376	139,104	45,961	389,390

Total expenses	2,886,959	7,041,053	7,916,112	11,065,211	72,972,550

Loss from operations	(2,837,706)	(7,029,234)	(7,692,466)	(11,021,963)	(72,567,758)
Interest income	134,089	20,629	249,870	78,164	638,754
Interest expense	(1,461,043)	—	(1,762,405)	—	(1,788,520)

Net interest (expense) income	(1,326,954)	20,629	(1,512,535)	78,164	(1,149,766)

Loss before income taxes	(4,164,660)	(7,008,605)	(9,205,001)	(10,943,799)	(73,717,524)
Income taxes	—	—	—	—	—

Net loss	$(4,164,660)	$(7,008,605)	$(9,205,001)	$(10,943,799)	$(73,717,524)

Loss per share — basic and diluted	$(0.31)	$(0.60)	$(0.70)	$(0.93)

Weighted average shares outstanding — basic and diluted	13,332,637	12,007,086	13,164,249	11,773,097

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2006	12,785,472	$12,785	$68,810,382	$(64,512,523)	$4,310,644
Issuance of common stock (net of issuance costs of $150,000)	529,432	530	3,920,186	—	3,920,716
Exercise of stock options	18,441	18	93,523	—	93,541
Stock-based compensation	—	—	684,768	—	684,768
Amortization of fair value of warrants granted in exchange for services	—	—	30,559	—	30,559
Amortization of fair value of warrants granted in exchange for licenses and intellectual property	—	—	48,289	—	48,289
Issuance of warrants in connection with notes payable	—	—	2,495,217	—	2,495,217
Net loss	—	—	—	(9,205,001)	(9,205,001)

Balance as of September 30, 2007	13,333,345	$13,333	$76,082,924	$(73,717,524)	$2,378,733

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			August 12, 1999
	For the nine-month periods ended		(date of inception)
	September 30,		to September 30,
	2007	2006	2007
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(9,205,001)	$(10,943,799)	$(73,717,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,104	45,961	389,390
Bad debt expense	—	—	165,000
Amortization of warrants granted in exchange for licenses and intellectual property	48,289	96,578	5,413,156
Amortization of warrants granted in connection with notes payable	1,063,655	—	1,063,655
Amortization of loan costs	226,191	—	226,191
Amortization of warrants granted in exchange for services	30,559	—	30,559
Equity instruments issued in connection with settlement agreement	—	3,294,429	3,294,429
Common stock issued in exchange for services	—	16,443	1,277,017
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	684,768	968,166	7,355,506
Changes in assets and liabilities
Receivables	16,036	(62,955)	(63,806)
Inventory	(232,953)	33,890	(396,774)
Prepaid expenses	(318,206)	(41,182)	(414,368)
Other assets	—	(58,695)	(68,854)
Accounts payable	547,469	1,334,648	1,129,930
Accrued expenses and deferred rent	251,903	216,175	1,265,466
Deferred revenue	(109,214)	(22,500)	547,286

Net cash used in operating activities	(6,857,400)	(5,122,841)	(52,403,744)

Cash flows from investing activities
Acquisitions of property and equipment	(60,794)	(154,789)	(837,981)

Net cash used in investing activities	(60,794)	(154,789)	(837,981)

Cash flows from financing activities
Proceeds from notes payable	10,000,000	—	10,200,000
Repayment of note payable	—	—	(200,000)
Proceeds from issuance of common stock, net	4,014,257	5,398,153	55,587,589
Payment of offering costs	(1,880,034)	—	(2,104,452)
Payment of loan costs	(775,187)	—	(775,187)

Net cash provided by financing activities	11,359,036	5,398,153	62,707,950

Net increase in cash and cash equivalents	4,440,842	120,523	9,466,225
Cash and cash equivalents, beginning of period	5,025,383	5,157,872	—

Cash and cash equivalents, end of period	$9,466,225	$5,278,395	$9,466,225

Disclosures of cash flow information:
Interest paid	$161,959	$187	$188,074
Income taxes paid	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Bioheart, Inc. (the “Company”) is a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. The Company’s lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with living muscle tissue for the purpose of improving cardiac function. The Company was incorporated in Florida on August 12, 1999.
Development Stage
     The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to raising capital, research and development of products noted above, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), issued by the Financial Accounting Standards Board (“FASB”).
     Prior to marketing its products in the United States, the Company’s products must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (the “FDA”) and other regulatory authorities. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials. The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain necessary regulatory approvals, obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. The Company will require substantial future capital in order to meet its objectives. The Company currently has no committed sources of capital. The Company will need to seek substantial additional financing through public and/or private financing and financing may not be available when the Company needs it or may not be available on acceptable terms.
Interim Financial Statements
     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information.
     Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and 2006 and its cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 and cash flows for the nine month period ended September 30, 2007 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2007.
Basis of Presentation
     The accompanying unaudited consolidated interim financial statements include the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. The Company has established subsidiaries in various foreign countries, and through September 30, 2007, these foreign entities have been largely inactive. All intercompany transactions are eliminated in consolidation.
     The accompanying unaudited consolidated interim financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 2, 2007 and amended on October 11, 2007 and November 16, 2007. The audited financial statements for the year ended December 31, 2006 and the notes thereto have been incorporated by reference into the Company’s Registration Statement on Form 8-A, which became effective on October 2, 2007.
Reverse Stock Split
     On August 31, 2007, in connection with the Company’s planned initial public offering (“IPO”), the Company’s Board of Directors approved a 1-for-1.6187 reverse stock split of the Company’s common stock, which became effective on September 27, 2007. All common share numbers and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. In lieu of issuing fractional shares of stock resulting from the reverse stock split, the number of shares held by each shareholder following the reverse stock split was rounded up to the nearest whole share. The number of shares of the Company’s common stock outstanding at September 30, 2007 as disclosed in this quarterly report does not include the amount of additional shares to be issued as a result of the reverse stock split due to fractional shares, which the Company estimates will be approximately 300 shares.
Initial Public Offering
     On October 2, 2007, the Company’s Registration Statement on Form S-1 to register 3,575,000 shares of its common stock was declared effective by the Securities and Exchange Commission. On this same date, the Company’s registration statement on Form 8-A became effective and the Company thereafter became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On October 11, 2007, the Company filed Post Effective Amendment No. 1 to its Registration Statement on Form S-1 to, among other things, increase the number of shares of common stock being registered to 4,166,667 shares and decrease the proposed offering price range. The Post Effective Amendment to the Registration Statement on Form S-1 has not been declared effective by the Securities and Exchange Commission as of the date of this filing and the Company has not consummated the IPO. The net proceeds of the IPO, if consummated, are expected to be primarily used for planned clinical trials, milestone payments due under licensing agreements and general corporate purposes. Costs related to the IPO have been deferred when incurred and amounted to $2,982,567 at September 30, 2007. Such costs are included as an asset on the accompanying unaudited consolidated balance sheet at September 30, 2007. Of the amount deferred, $2,104,452 had been paid as of September 30, 2007. All such costs will be charged to paid-in-capital at the successful completion of the IPO.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Stock Options and Warrants
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R requires the Company to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under SFAS No. 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.
     Beginning January 1, 2006, the Company has recognized compensation expense under SFAS No. 123R for the unvested portions of outstanding share-based awards previously granted under its stock option plans, over the periods these awards continue to vest. This compensation expense is recognized based on the fair values and attribution methods that were previously disclosed in the Company’s prior period financial statements.
     The Company accounts for certain share-based awards, including warrants, with non-employees in accordance with SFAS No. 123R and related guidance, including EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company estimates the fair value of such awards using the Black-Scholes valuation model.
Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies Statement No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company did not recognize any change in the liability for unrecognized tax benefits.
     The amount of unrecognized tax benefits as of January 1, 2007, was $0. There have been no material changes in unrecognized tax benefits since January 1, 2007.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The Company is subject to income taxes in the U.S. federal jurisdiction, and the State of Florida. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 1999.
     The Company is not currently under examination by any federal or state jurisdiction.
     Should the Company record a liability for unrecognized tax benefits in the future, corresponding interest and penalty accruals will be recognized in operating expenses.
Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 4,319,983 and 2,140,550 shares of common stock at September 30, 2007 and 2006, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
2. Collaborative License and Research/Development Agreements
     Since January 1, 2006, the Company has entered into a number of contractual relationships for technology licenses and research and development projects. The following provides a summary of the Company’s significant contractual relationships since January 1, 2006:
     In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with MyoCell II with SDF-1 product candidate. In exchange for the license, the Company 1) paid $250,000 upon the closing of the agreement; 2) paid $1,250,000 in 2006; 3) will pay a maintenance fee of $150,000 per year for the duration of the license starting in the second year; 4) will be required to make various milestone payments ranging from $200,000 upon the approval of an Investigational New Drug application for a licensed product by the FDA and $1,000,000 upon the first commercial sale of an FDA approved licensed product, 50% of which may be paid in the form of common stock; and 5) will pay a 5% royalty on the net sales of products and services that directly rely upon the claims of the patents for the first $300,000,000 of annual net sales and a 3% royalty for any annual net sales over $300,000,000. The royalty percentage shall be reduced by 0.5% for each 1.0% of license fees paid to any other entity. However, the royalty percentage shall not be reduced under 2.5%.
     In April 2006, the Company entered into an agreement to license from TriCardia, LLC various patents to be used in connection with the MyoCath II product candidate. In exchange for the license, the Company agreed to do the following: 1) pay $100,000 upon the closing of the agreement; and 2) issue a warrant exercisable for 32,515 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant vested on a straight line basis over a 12 month period and expires on February 28, 2016. The fair value of this warrant of approximately $193,000, as determined using the Black-Scholes pricing model, was amortized to research and development expense on a straight line basis over the twelve month vesting period. The Company recorded $144,867 of expense in 2006 and the remaining $48,289 of expense in the nine months ended September 30, 2007.
     In December 2006, the Company entered into an agreement with Tissue Genesis, Inc. (“Tissue Genesis”) for exclusive distribution rights to Tissue Genesis’ products and a license for various patents to be used in connection with the Bioheart Acute Cell Therapy and TGI 1200 product candidates. In exchange for the license, the Company agreed to do the following: 1) issue 13,006 shares of the Company’s common stock at a price of $7.69 per share; and 2) issue a warrant exercisable for 1,544,450 shares of the Company’s common stock to Tissue Genesis at an exercise price of $7.69 per share, which warrant expires on December 31, 2026. This warrant shall vest in three parts as follows: i) 617,780 shares vesting only upon the Company’s successful completion of human safety testing of the licensed technology, ii) 463,335 shares vesting only upon the Company exceeding net sales of $10 million or net profit of $2 million from the licensed technology, and iii) 463,335 shares vesting only upon the Company exceeding net sales of $100 million or net profit of $20 million from the licensed technology. Since the vesting of this warrant is contingent upon the achievement of the specific milestones, the fair value of this warrant at the time the milestones are met will be expensed to research and development.
     In the event of an acquisition (or merger) of the Company by a third party, all unvested shares of common stock subject to the warrant shall immediately vest prior to such event. In addition, the Company will pay a 2% royalty of net sales of licensed products.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
3. Debt
Eight-month note payable
     On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the prime rate plus 1.5%. The prime rate was 7.75% as of September 30, 2007. As consideration for the loan, the Company paid the lender a fee of $100,000.
     Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date. The Company has provided no collateral for this loan. To the extent the Company completes an initial public offering of its common stock on or before November 30, 2007 and the net proceeds of this offering are at least $30 million, the Company is required, under agreements with certain persons providing collateral to secure the loan, to repay the loan within five days of the offering closing date. These same persons have the right until November 30, 2007 to compel the Company to repay the BlueCrest Loan discussed below or both the BlueCrest Loan and this loan.
     On June 1, 2007, for the Company’s benefit, the Company’s Executive Chairman and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Executive Chairman and his spouse, these guarantees are limited to the collateral each provided to the lender.
     The Company and Bank of America have agreed with BlueCrest Capital Finance, L.P., the lender of the BlueCrest Loan, that the Company will not individually make any payments due under the Bank of America loan while the BlueCrest Loan is outstanding. For the Company’s benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.
     The Company has agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America loan as well as to pay them certain cash fees in connection with their provision of security for the loan. Upon entering into the loan agreement, the Company issued to each Guarantor warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such guarantor. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued. Warrants to purchase an aggregate of 216,095 shares of common stock were issued to the Guarantors. These warrants had an aggregate fair value of $1,437,637, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. As discussed below, certain of these Guarantors were replaced in September 2007. The unamortized fair value of the warrants issued to the guarantors that were replaced, which was previously reflected as a component of deferred loan costs, was expensed to interest expense in September 2007.
     In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased to 246,498 on September 30, 2007 as the Bank of America Loan remained outstanding at that date. The additional 30,403 warrant shares had an aggregate fair value of $190,935. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded to interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of this loan using the effective interest method. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of this loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In September 2007, a member of the Company’s Board of Directors and two of the Company’s shareholders agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure this loan. The collateral provided by these new Guarantors fully replaced the collateral originally provided by one of the members of the Company’s Board of Directors and partially replaced the collateral originally provided by another member of the Company’s Board of Directors whose collateral now secures $400,000 of this loan. In consideration for providing the collateral, the Company issued to the new Guarantors warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such new Guarantor. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued. Warrants to purchase an aggregate of 60,118 shares of the Company’s common stock were issued to the new Guarantors. These warrants had an aggregate fair value of $380,482, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of this loan using the effective interest method. In accordance with the provisions of the warrants issued to the new Guarantors, the aggregate number of shares of common stock underlying the warrants increased to 68,576 on September 30, 2007 as the Bank of America loan remained outstanding at that date. The additional 8,458 warrant shares had an aggregate fair value of $53,528, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of this loan using the effective interest method. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of this loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.
     In October 2007, the Company’s Executive Chairman and his spouse agreed to provide an additional $2.2 million limited personal guarantee of this loan and have pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Executive Chairman and his spouse fully replaced the collateral originally provided by one of the original Guarantors. The Company’s Executive Chairman and his spouse have now personally guaranteed an aggregate of $3.3 million of this loan. The Company’s agreement with the Company’s Executive Chairman and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Executive Chairman and his spouse, warrants to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of this loan, respectively, the Company has not reimbursed the Company’s Executive Chairman and his spouse in full for payments made by them in connection with this loan, the number of shares subject to the warrant will increase to 101,934, 135,912 and 203,868, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued. The fair value of the warrant will be accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of this loan using the effective interest method.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     As a result of this replacement of the collateral originally provided by one of the original Guarantors in October 2007, the unamortized fair value of the warrant to purchase 81,548 shares of the Company’s common stock at an exercise price of $7.69 per share issued to that Guarantor, which is reflected as a component of deferred loan costs at September 30, 2007, will be expensed to interest expense in October 2007. In October 2007, the Company cancelled the warrant previously issued to such original Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to them a warrant to purchase 101,934 shares of the Company’s common stock at an exercise price of $7.69 per share, which new warrant does not contain the adjustment provisions discussed above. The fair value of the additional 20,386 warrant shares will be accounted for as additional paid in capital and immediately recorded to interest expense.
Three-year note payable
     On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months require payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until one year following the date the warrant was issued, has a ten year term, unless the Company closes an initial public offering of its common stock or undertakes a merger with or into a publicly traded corporation or similar transaction during 2007, in which case the warrant will have a five year term. This warrant had a fair value of $432,635, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
     The loan may be prepaid in whole but not in part. However, the Company is subject to a prepayment penalty equal to 3% of the outstanding principal if the BlueCrest Loan is prepaid during the first year of the loan, 2% of the outstanding principal if prepaid during the second year of the loan and 1% of the outstanding principal if prepaid during the third year of the loan. As collateral to secure its repayment obligations under the loan, the Company granted BlueCrest Capital a first priority security interest in all of the Company’s assets, excluding intellectual property but including the proceeds from any sale of any of the Company’s intellectual property. The loan has certain restrictive terms and covenants including among others, restrictions on the Company’s ability to incur additional senior or pari-passu indebtedness or make interest or principal payments on other subordinate loans.
     In the event of an uncured event of default under the loan, all amounts owed to BlueCrest Capital are immediately due and payable and BlueCrest Capital has the right to enforce its security interest in the assets securing the loan. Events of default include, among others, the Company’s failure to timely make payments of principal when due, the Company’s uncured failure to timely pay any other amounts owing to the lender under the loan, the Company’s material breach of the representations and warranties contained in the loan agreement and the Company’s default in the payment of any debt to any of its other lenders in excess of $100,000 or any other default or breach under any agreement relating to such debt, which gives the holders of such debt the right to accelerate the debt.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
4. Related Party Transactions
     During the three months ended September 30, 2007, the Company received an upfront payment of $103,000 pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc. As of September 30, 2007, the Company had not completed all of the cell culturing services required by the agreement. Based on the amount of cell culturing services completed as of September 30, 2007, the Company recognized revenue of $21,000 and the remaining $82,000 of the upfront payment was recorded as deferred revenue, which will be recognized as revenues upon completion of the remaining cell culturing services. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and Bioheart Korea agreed to create a joint venture company called Bioheart Asia Manufacturing. The Company agreed to contribute cash for an 18% equity interest in Bioheart Asia Manufacturing.
     The son of one of the Company’s directors is an officer of the Company. The amount paid to this individual as salary for the three and nine month periods ended September 30, 2007 was $32,500 and $97,500, respectively. The amount paid to this individual as salary for the three and nine month periods ended September 30, 2006 was $31,250 and $93,750, respectively.
     A cousin of the Company’s Executive Chairman and Chief Technology Officer (who served as the Company’s Chief Executive Officer from inception until March 2007) is an officer of the Company. During the three and nine month periods ended September 30, 2007, the Company paid this individual salary of $32,500 and $97,500, respectively. During the three and nine month periods ended September 30, 2006, the Company paid this individual salary of $32,500 and $97,500, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $2,984 and $7,584 for the three and nine month periods ended September 30, 2007, respectively, and $2,085 and $12,164 for the three and nine month periods ended September 30, 2006, respectively.
     The sister-in-law of the Company’s Executive Chairman is an officer of the Company. The amount paid to this individual as salary for the three and nine month periods ended September 30, 2007 were $21,540 and $64,540, respectively. The amount paid to this individual as salary for the three and nine month periods ended September 30, 2006 were $15,000 and $45,000, respectively.
     In connection with the Company’s private placement of 390,177 shares of common stock in May 2007 pursuant to a subscription agreement executed prior to February 13, 2007, the Company paid a fee of $150,000 to an affiliate of one of the Company’s directors.
5. Shareholders’ Equity
     By way of a written consent of the Company’s shareholders holding a majority of its outstanding shares of common stock, the Company’s shareholders approved an amendment to Bioheart’s Articles of Incorporation, increasing the number of authorized shares of capital stock so that, following the reverse stock split that was effectuated on September 27, 2007, the Company has 50 million shares of common stock authorized with a par value of $0.001 per share and five million shares of preferred stock authorized with a par value of $0.001 per share.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     Commencing in 2006 and ending in May 2007, the Company initiated capital raising activities through the use of a private placement. During the nine month period ended September 30, 2007, the Company raised net proceeds of approximately $3.9 million through the sale of 529,432 shares of common stock at a price of $7.69 per share to various investors.
6. Stock Options and Warrants
     In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately.
     The following information applies to options outstanding and exercisable at September 30, 2007:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term (in years)	Value (1)
Options outstanding at January 1, 2007	1,938,047	$4.90
Granted	295,088	$8.47
Exercised	(18,441)	$5.67
Forfeited	(44,614)	$7.18

Options outstanding at September 30, 2007	2,170,080	$5.33	6.5	$4,070,586

Options exercisable at September 30, 2007	1,636,979	$4.73	5.8	$3,757,965

Available for grant at September 30, 2007	901,096

(1)	The aggregate intrinsic value computation was based on an estimated fair market value of the Company’s common stock at September 30, 2007 of $7.00 per share.
     The weighted average fair value of options granted during the nine month period ended September 30, 2007 was $6.56 per share.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     For the three month period ended September 30, 2007, the Company recognized $224,578 in stock-based compensation costs of which $60,896 represents research and development expense and the remaining amount is marketing, general and administrative expense. For the nine month period ended September 30, 2007, the Company recognized $684,768 in stock-based compensation costs of which $207,158 represents research and development expense and the remaining amount is marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (“FSP”) No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2007, the Company had approximately $2.5 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over the next four years.
     The following information applies to options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$1.28	347,196	2.3	$1.28	347,196	$1.28
$2.83	41,701	2.4	$2.83	41,701	$2.83
$5.67	1,431,508	7.0	$5.67	1,197,256	$5.67
$7.69	74,665	8.9	$7.69	50,826	$7.69
$8.47	275,010	9.5	$8.47	—	—

	2,170,080	6.5	$5.33	1,636,979	$4.73

     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     For the three and nine month periods ended September 30, 2007 and 2006, the fair value of each stock option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the three month		For the nine month
	periods ended		periods ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	100.0%	100.0%	100.0%	100.0%
Risk free interest rate	6.0%	6.0%	6.0%	6.0%
Expected life of options in years	5.0	5.0	5.0	5.0
     In October 2007, the Company issued stock options to purchase 6,800 shares of its common stock at an exercise price of $8.47 per share.
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to both employees and non-employees. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. As of September 30, 2007 and December 31, 2006, the Company had warrants outstanding for the purchase of shares of the Company’s common stock of 2,149,903 and 1,765,388, respectively. The following information applies to warrants outstanding and exercisable at September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$5.67	192,834	8.9	$5.67	192,834	$5.67
$7.69	1,957,069	17.2	$7.69	32,515	$7.69

	2,149,903	16.5	$7.51	225,349	$5.96

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
7. Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited (the “Plaintiffs”) filed a complaint against the Company and Mr. Leonhardt, the Company’s Executive Chairman and Chief Technology Officer, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, the Company entered a license agreement (the “Original Law License Agreement”) with Dr. Law and Cell Transplants International, LLC, pursuant to which Dr. Law and Cell Transplants International granted the Company a license to certain patents, including the Primary MyoCell Patent (the “Law IP”). The parties executed an addendum to the Original Law License Agreement (the “License Addendum”) in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
     The Plaintiffs are alleging and seeking, among other things, a declaratory judgment that the License Addendum fails for lack of consideration. Based upon this argument, the Plaintiffs allege that the Company is in breach of the terms of the Original Law License Agreement.
     In addition to seeking a declaratory judgment that the License Addendum is not enforceable, the Plaintiffs are also seeking an accounting of all revenues, remunerations or benefits derived by the Company or Mr. Leonhardt from sales, provision and/or distribution of products and services that read directly on the Law IP, compensatory and punitive monetary damages and preliminary and permanent injunctive relief to prohibit the Company from sublicensing its license rights to third parties.
     The Company believes this lawsuit is without merit and intends to defend the action vigorously. The Company filed a motion to dismiss the proceeding against both the Company and Mr. Leonhardt. On July 26, 2007, the court granted the Company’s motion to dismiss Mr. Leonhardt in his individual capacity and one count of the complaint alleging a civil conspiracy. The court denied the Company’s motion to dismiss all other claims. The Company has filed and served its answer to the Plaintiff’s complaint. The Company has also asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. Trial of the action is currently scheduled for September 2008 and the parties recently commenced discovery.
     While the complaint does not appear to challenge the Company’s rights to license the Law IP, this litigation, if not resolved to the satisfaction of both parties, may adversely impact the Company’s relationship with Dr. Law and could, if resolved unfavorably to the Company, adversely affect the Company’s MyoCell commercialization efforts. The action is in its early stages. Due to the early stages of these proceedings, any potential loss cannot presently be determined.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
8. Contingency
     The Company believes that it may have issued options to purchase common stock and common stock upon conversion of options to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons pursuant to a registration statement it expects to file after the Company’s planned IPO under the Securities Act of 1933, as amended, and pursuant to California securities laws. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. The Company will also offer to repurchase all shares issued to these persons at the fair market value of such shares on the date of issuance. As the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability has been recorded as of September 30, 2007.
9. Supplemental Disclosure of Cash Flow Information
     During the nine month period ended September 30, 2007, the Company issued warrants in connection with notes payable with an aggregate fair value of $2,495,217.
     As of September 30, 2007, the Company had accrued $878,115 of costs incurred in connection with its planned initial public offering.
10. Subsequent Event
     On October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. Pursuant to the Company’s license agreement with Peter K. Law, Ph.D. and Cell Transplants International, LLC, discussed in Note 7, the Company is required to pay to Cell Transplants International a $3 million payment upon commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the patent the Company relies upon to protect its MyoCell product candidate. The Company has not yet made the $3 million payment that is now due and, as planned, expects to use a portion of the proceeds from its planned initial public offering to make such payment. The Company has proposed to Dr. Law and Cell Transplants International a schedule for the making of such payments, which payments will be made out of offering proceeds reserved for such purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated, references in this quarterly report to “we,” “us” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-1(File No. 333-140672) filed with the Securities and Exchange Commission, as amended to date.
Cautionary Statement Regarding Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.
     The forward-looking statements in this report may include, among other things, statements about:
•	our ability to complete an initial public offering of our common stock;

•	our ability to meet our obligations on our outstanding indebtedness, certain of which indebtedness imposes restrictions on how we conduct our business and is secured by all of our assets except our intellectual property;

•	our ability to timely and successfully initiate and complete our clinical trials;

•	the announcement of data concerning the results of clinical trials for MyoCell;

•	our estimates regarding future revenues and timing thereof, expenses, capital requirements and needs for additional financing;

•	our ongoing and planned discovery programs, preclinical studies and additional clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our intellectual property position.
     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect.

     Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
     We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from the patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. The core technology used in MyoCell has been the subject of human clinical trials conducted over the last six years involving 84 enrollees and 70 treated patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40 patient Phase II clinical trial in various countries in Europe and the MYOHEART Trial, a completed 20 patient Phase I dose escalation trial in the United States. We have been cleared by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330 patient, multicenter Phase II/III trial of MyoCell in North America, Europe and Israel (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007 and intend to seek to have final data available for the MARVEL Trial by the third quarter of 2009. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell culturing services for treatment of patients by interventional cardiologists.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage, and MyoCell II with SDF-1, a therapy utilizing autologous cells genetically modified to express additional growth factors. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
     We were incorporated in the state of Florida in August 1999. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on the our corporate web site at www.bioheartinc.com. Information contained on the web site does not constitute part of, and is not incorporated by reference in, this report.
Recent Developments
     On October 21, 2007, the lead investigator of the MYOHEART Trial, Dr. Warren Sherman of Columbia University Medical Center, presented interim data regarding the MYOHEART Trial at the Transcatheter Cardiovascular Therapeutic Conference and Exposition (the “TCT Conference”). The interim data summarized by Dr. Sherman includes core lab adjudicated, safety and efficacy data available as of October 17, 2007. This interim data includes the test results of two patients that were not available to us when we disclosed interim data for the MYOHEART Trial in July 2007. Although derived from a larger, more current pool of information and summarized and presented using different conventions, we believe the interim safety and efficacy data results presented by Dr. Sherman are generally consistent with the interim data results we previously disclosed.

     As mentioned above, on October 24, 2007, at the TCT Conference, we completed the MyoCell implantation procedure on the first patient in our MARVEL Trial. Pursuant to our license agreement with Dr. Peter K. Law and Cell Transplants International, LLC, the licensors of the primary patent protecting our MyoCell product candidate, we are required to pay to Cell Transplants International a $3 million payment upon commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under this patent. We have not yet made the $3 million payment that is now due and, as planned, expect to use a portion of the proceeds of our planned initial public offering to make such payment. We have proposed to Dr. Law and Cell Transplants International a schedule for the making of such payments, which payments will be made out of offering proceeds reserved for such purpose.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies are important to understanding and evaluating our reported financial results:
Stock-Based Compensation
     Prior to January 1, 2006, we accounted for stock-based compensation arrangements with employees under the intrinsic value method specified in Accounting Principles Board Opinion No. 25 (“APB No. 25”) Statement of Financial Accounting Standards (“SFAS, No. 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Ì Transition and Disclosure, established the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 permitted companies to elect to continue using the intrinsic value accounting method specified in APB No. 25 to account for stock-based compensation related to option grants and stock awards to employees. In 2005, we elected to retain the intrinsic value based method for such grants and awards and disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation in Note 1 to our financial statements. Option grants to non-employees are valued using the fair value based method prescribed by SFAS No. 123 and expensed over the period services are provided.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R eliminates, among other items, the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R became effective for us as of January 1, 2006, resulting in an increase in our stock-based compensation expense. We expense amounts related to employee stock options granted after January 1, 2006 utilizing the Black-Scholes option pricing model to measure the fair value of stock options. We amortize the estimated fair value of employee stock option grants over the vesting period. Additionally, we are required to apply the provisions of SFAS No. 123R on a modified prospective basis to awards granted before January 1, 2006. Stock-based compensation expense for 2006 and future periods will include the unamortized portion of employee stock options granted prior to January 1, 2006. Our future equity-based compensation expense will also depend on the number of equity instruments granted and the estimated value of the underlying common stock at the date of grant.

Revenue Recognition
     Since inception, we have not generated any material revenues from our lead product candidate. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, our revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.
     We initially recorded payments received by us pursuant to our agreements with Cardiovascular Systems, Inc. (“ACS”) originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories, as deferred revenue. Revenues are recognized on a pro rata basis as the catheters are delivered pursuant to those agreements.
     We have recorded as deferred revenue payments received by us pursuant to a clinical supply agreement entered into in August 2007 with BHK, Inc. (“BHK”). Revenues are recognized on a pro rata basis as the cell culturing services are provided. The costs associated with earning these revenues are expensed as incurred and are included in research and development in our statements of operations. In February 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which we and Bioheart Korea agreed to create a joint venture company called Bioheart Asia Manufacturing. We agreed to contribute cash for an 18% equity interest in Bioheart Asia Manufacturing.
Research and Development Activities
     Research and development expenditures, including payments to collaborative research partners, are charged to expense as incurred. We expense amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.
Results of Operations
Revenues
     We recognized revenues of $67,000 in the three months ended September 30, 2007, an increase of $35,000 from revenues of $32,000 in the three months ended September 30, 2006. In the three months ended September 30, 2007, we recognized revenue of $46,000 from the shipment of MyoCath catheters to parties other than ACS. We also recognized revenue of $21,000 from cell culturing services. In the three months ended September 30, 2006, we recognized $4,000 of revenue upon delivery of MyoCath catheters to parties other than ACS and $20,000 of revenue from cell culturing services.
     We recognized revenues of $275,000 in the nine months ended September 30, 2007, an increase of $169,000 from revenues of $106,000 in the nine months ended September 30, 2006. In June 2007, we delivered 30 MyoCath catheters to ACS pursuant to our agreement with them. In connection with these shipments, we recognized $191,000 of revenue and a corresponding decrease to deferred revenue. In the period, we also recognized revenue of $63,000 from the shipment of MyoCath catheters to parties other than ACS and $21,000 from cell culturing services. In the nine months ended September 30, 2006, our revenues were primarily generated from the delivery of MyoCath catheters to parties other than ACS and cell culturing services in connection with the paid registry trial in Mexico.

     During the three months ended September 30, 2007, we received an upfront payment of $103,000 pursuant to our clinical registry supply agreement with BHK. As of September 30, 2007, we had not completed all of the cell culturing services required by the agreement. Based on the amount of cell culturing services completed as of September 30, 2007, $82,000 of the upfront payment was recorded as deferred revenue, which will be recognized as revenues upon completion of the remaining cell culturing services.
Cost of Sales
     Cost of sales was $18,000 in the three months ended September 30, 2007 as compared to $20,000 in the three months ended September 30, 2006. Cost of sales was $52,000 in the nine months ended September 30, 2007 as compared to $63,000 in the nine months ended September 30, 2006. The costs attributable to the catheters delivered in the first three and nine months of 2007 were slightly less than the costs attributable to the catheters delivered in the first three and nine months of 2006.
Research and Development
     Research and development expenses were $2.1 million in the three months ended September 30, 2007, a decrease of $600,000 from research and development expenses of $2.7 million in the three months ended September 30, 2006. Of the expenses incurred in the three months ended September 30, 2007, approximately $723,000 relates to the MYOHEART and SEISMIC Trials, approximately $707,000 relates to start-up costs for the MARVEL Trial and approximately $147,000 relates to advanced research and business development.
     Research and development expenses were $5.3 million in the nine months ended September 30, 2007, which was approximately the same as research and development expenses in the nine months ended September 30, 2006. Of the expenses incurred in the nine months ended September 30, 2007, approximately $2.1 million relates to the MYOHEART and SEISMIC Trials, approximately $1.1 million relates to start-up costs for the MARVEL Trial and approximately $685,000 relates to advanced research and business development.
Marketing, General and Administrative
     Marketing, general and administrative expenses were $771,000 in the three months ended September 30, 2007, a decrease of $3.6 million from marketing, general and administrative expenses of $4.4 million in the three months ended September 30, 2006. The decrease in marketing, general and administrative expenses is primarily attributable to $3.3 million of stock based compensation recognized in the three months ended September 30, 2006 related to equity instruments issued to a related party in connection with a settlement agreement.
     Marketing, general and administrative expenses were $2.5 million in the nine months ended September 30, 2007, a decrease of $3.2 million from marketing, general and administrative expenses of $5.7 million in the nine months ended September 30, 2006. The decrease in marketing, general and administrative expenses is primarily attributable to $3.3 million of stock based compensation recognized in the nine months ended September 30, 2006 related to equity instruments issued to a related party in connection with a settlement agreement. This decrease for the nine months ended September 30, 2007 was partially offset by increases in legal fees, professional recruiting fees, salary expense for our Chief Financial Officer hired in August 2006 and our Chief Executive Officer hired in March 2007 and lease expenses for additional office space.

Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $134,000 and $250,000 in the three and nine months ended September 30, 2007, respectively, compared to interest income of $21,000 and $78,000 in the three and nine months ended September 30, 2006, respectively. The increase in interest income for the periods was primarily attributable to higher cash balances in the three and nine months ended September 30, 2007 as compared to the corresponding periods of 2006 resulting from sales of our common stock in the third and fourth quarters of 2006 and the first quarter of 2007 and our receipt of $10 million of loan proceeds in June 2007.
Interest Expense
     Interest expense primarily consists of interest incurred on the principal amount of our outstanding loans, accrued fees payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans.
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with current interest rates of 12.85% and 9.25%, respectively. Interest incurred on the principal amount of the loans and accrued fees payable to the Guarantors totaled $377,000 and $471,000 in the three and nine months ended September 30, 2007, respectively. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the loans totaled $1.1 million and $1.3 million in the three and nine months ended September 30, 2007, respectively.
     As a result of the warrants issued in September and October 2007 to the Guarantors of the Bank of America Loan, interest expense is expected to significantly increase through January 2008 when the Bank of America Loan is due. This increase is due to the amortization of the fair value of the warrants over the term of the Bank of America Loan.
Liquidity and Capital Resources
     In 2007, we continued to finance our considerable operational cash needs with cash generated from financing activities.
     Net cash used in operating activities was $6.9 million in the nine months ended September 30, 2007 as compared to $5.1 million of cash used in the nine months ended September 30, 2006.
     Our use of cash for operations in the first nine months of 2007 was primarily attributable to net losses of $9.2 million, an increase in prepaid expenses of $318,000 and an increase in inventory of $233,000. Partially offsetting these uses of cash were amortization of $1.1 million for the fair value of warrants issued in connection with the BlueCrest Loan and Bank of America Loan, stock based compensation of $685,000, an increase in accounts payable of $547,000 and an increase in accrued expenses of $252,000.
     Our use of cash for operations in the first nine months of 2006 was primarily attributable to net losses of $10.9 million, which was partially offset by stock based compensation of $4.3 million, including equity instruments issued in connection with a settlement agreement, an increase in accounts payable of $1.3 million and an increase in accrued expenses of $216,000.
     Net cash used in investing activities was $61,000 in the nine months ended September 30, 2007 as compared to $155,000 in the nine months ended September 30, 2006. All of the cash utilized in investing activities for the nine months ended September 30, 2007 and 2006 related to our acquisition of property and equipment.

     Net cash provided by financing activities was $11.4 million during the nine months ended September 30, 2007. In June 2007, we borrowed the BlueCrest Loan and the Bank of America Loan, each in the principal amount of $5.0 million. We also generated $4.0 million from our issuance of common stock. These sources of cash were partially offset by $1.9 million related to the payment of offering costs in connection with our planned initial public offering and $775,000 related to the payment of costs incurred in connection with our incurrence of the BlueCrest Loan and Bank of America Loan. Net cash provided by financing activities was $5.4 million during the nine months ended September 30, 2006, all of which was generated from our issuance of common stock.
Existing Capital Resources and Future Capital Requirements
     Our lead product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our lead product candidate until early 2009, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future. To date, we have relied on proceeds from the private placement of our common stock and our incurrence of debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.
     At September 30, 2007, we had cash and cash equivalents totaling $9.5 million; however, our working capital was $225,000.
     We are seeking to complete this year an initial public offering for net proceeds of approximately $23.6 million. We have experienced considerable delays in our efforts to consummate the planned offering and there is no assurance that we will ever successfully complete this or any other public or private offering.
     Provided that certain of the Guarantors do not exercise the Repayment Election (defined below) and our payment of $3 million to Dr. Law is deferred until we complete a financing that provides us with net proceeds in excess of such amount, we project that our existing cash resources will be sufficient to finance our operations for approximately the next seven months. If we are unsuccessful in our efforts to complete an initial public offering on the terms described above, we will need to secure additional sources of capital to develop our business and product candidates as otherwise planned. For instance, until we secure an additional $20 million of capital we intend to focus our capital resources on the advancement of the MARVEL trial and expect to seek to minimize our expenditures on other product candidates in our research and development pipeline. As described in greater detail below, we currently have no commitments or arrangements from third parties for any additional financing.
     Certain of the Guarantors have the right (the “Repayment Election”) until November 30, 2007 to compel us to repay (i) the BlueCrest Loan or (ii) both the BlueCrest Loan and the Bank of America Loan (defined below). We currently do not have nor expect to have in the near term sufficient cash resources to satisfy such obligations. Accordingly, in the event the Repayment Election is exercised, we anticipate that we will be in breach of our obligations to the Guarantors holding such right. Such Guarantors may, in the event of a breach, seek to compel us to use whatever capital resources we then have available to repay the BlueCrest Loan or both the BlueCrest Loan and the Bank of America Loan.
     Accordingly, we believe we need to immediately secure additional funds and convince the Guarantors not to exercise the Repayment Election right. We expect to ask the Guarantors to, at a minimum, defer the day which they may exercise the Repayment Election right. In the event we are unable to immediately secure additional funds and convince the Guarantors not to exercise the Repayment Election right, we will be required to delay, scale back or eliminate expenditures for our development programs, curtail efforts to commercialize our product candidates and/or reduce the scale of our operations, any of which could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business at all.

     Even if we secure approximately $23.6 million of net proceeds in connection with an initial public offering, we believe, that after 15 months, we will still require substantial future capital in order to continue the research and development, preclinical and clinical programs, and regulatory activities necessary to obtain regulatory approval of our product candidates. For instance, we believe we will need to raise, in addition to the proceeds of the initial public offering, at least $2.6 million of funds to finance the completion of the MARVEL Trial.
     In addition, subject to obtaining regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, manufacturing the product and/or securing commercial quantities of product from manufacturers and product distribution.
     We expect that our expenses and capital expenditures will increase significantly during the fourth quarter of 2007 and beyond as a result of a number of factors, including:
•	costs related to our continuation of clinical trials with respect to MyoCell;

•	costs related to our continued research and development and new clinical trials with respect to our pipeline product candidates;

•	costs of applying for regulatory approvals;

•	capital expenditures to increase our research and development and cell culturing capabilities;

•	costs associated with our addition of operational, financial and management information systems and personnel and development and protection of our intellectual property; and

•	our obligations to make payments pursuant to license agreements upon achievement of certain milestones, including a $3 million payment to Dr. Law.
     The extent of our need for additional capital will depend on numerous factors, including, but not limited to:
•	whether or not the Guarantors exercise the Repayment Election right;

•	whether or not we are required to pay $3 million to Dr. Law pursuant to the Law License Agreement;

•	the scope, rate of scientific progress, results and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking FDA and other regulatory approvals;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	the effectiveness of commercialization activities (including the volume and profitability of any sales achieved);

•	our ability to establish additional strategic, collaborative and licensing relationships with third parties with respect to the sales, marketing and distribution of our products, research and development and other matters and the economic and other terms and timing of any such relationships;

•	the ongoing availability of funds from foreign governments to build new manufacturing facilities;

•	the costs involved in any potential litigation that may occur;

•	decisions by us to pursue the development of new product candidates or technologies or to make acquisitions or investments; and

•	the effect of competing products, technologies and market developments.
     We have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. In addition to our planned initial public offering, we may need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms. Our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, unless compelled by the Guarantors, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in June 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “Risk Factors — We have a substantial amount of debt...” and “Risk Factors — Our outstanding indebtedness to BlueCrest Capital Finance, L.P. imposes certain restrictions...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional funds and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.
BlueCrest Loan
     On May 31, 2007, we entered into a Loan and Security Agreement with BlueCrest Capital pursuant to which they agreed to provide us a three year, $5.0 million term loan. The transaction closed on June 1, 2007. For the first three months of the BlueCrest Loan, we are only required to make payments of interest. Commencing in October 2007 we are required to make 33 equal monthly payments of principal and interest. Interest accrues at an annual rate of 12.85%. As consideration for providing us the BlueCrest Loan, we issued to BlueCrest Capital a warrant to purchase 65,030 shares of our common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until the date that is one year following the date the warrant was issued, has a ten year term, unless we close an initial public offering of our common stock or undertake a merger with or into a publicly traded corporation or similar transaction during 2007, in which case the warrant will have a five year term. This warrant had a fair value of $432,635, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the BlueCrest Loan using the effective interest method. We also paid BlueCrest Capital a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
     We may voluntarily prepay the BlueCrest Loan in whole but not in part. However, we are subject to a prepayment penalty equal to 3% of the outstanding principal if paid during the first year of the BlueCrest Loan, 2% of the outstanding principal if paid during the second year of the BlueCrest Loan and 1% of the outstanding principal if paid during the third year of the BlueCrest Loan. As collateral to secure our repayment obligations to BlueCrest Capital, we have granted them a first priority security interest in all of our assets, excluding our intellectual property but including the proceeds from any sale of any of our intellectual property.

     Pursuant to the agreement, we may not, among other things:
•	incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000, any unsecured debt less than $20,000 or any debt not secured by the collateral pledged to BlueCrest that is subordinated to the rights of BlueCrest pursuant to a subordination agreement satisfactory to BlueCrest in its sole discretion;

•	make any principal, interest or other payments arising under or in connection with our loan from Bankof America or any other debt subordinate to the BlueCrest Loan;

•	incur additional liens on any of our assets, including any liens on our intellectual property, except for certain permitted liens including but not limited to non-exclusive licenses or sub-licenses of our intellectual property in the ordinary course of business and licenses or sub-licenses of intellectual property in connection with joint ventures and corporate collaborations (provided that any proceeds from such licenses be used to pay down the BlueCrest Loan);

•	voluntarily prepay any debt prior to maturity, except for accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000 and any unsecured debt less than $20,000. However, in the event that our initial public offering closed before January 31, 2008 and the net proceeds from the offering exceeded $30 million, we were permitted to prepay our debt to Bank of America;

•	convey, sell, transfer or otherwise dispose of property, except for sales of inventory in the ordinary course of business, sales of obsolete or unneeded equipment and transfers or our intellectual property related to product candidates other than MyoCell or MyoCell II with SDF-1 to a currently operating or newly formed wholly owned subsidiary;

•	merge with or acquire any other entity if we would not be the surviving person following such transaction;

•	pay dividends (other than stock dividends) to our shareholders;

•	redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

•	enter into transactions with affiliates other than on arms-length terms; and

•	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.
     We also are subject to certain affirmative covenants, including but not limited to, maintaining the collateral in good operating condition and providing BlueCrest with certain financial information on a periodic basis.

     In the event of an uncured event of default under the Loan and Security Agreement, all amounts owed to BlueCrest Capital are immediately due and payable and BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. Events of default include, among others, our failure to timely make payments of principal when due, our uncured failure to timely pay any other amounts owing to BlueCrest Capital under the Loan and Security Agreement, our material breach of the representations and warranties contained in the Loan and Security Agreement, any material misstatement in any financial statement, report or certificate delivered under the Loan and Security Agreement, our uncured breach of any filing of a notice of lien with respect to any of the collateral securing the BlueCrest Loan, the entry of a money judgment against us in excess of $100,000, a change of control of the company, the entry of a court order that prevents us from conducting all or any material part of our business and our default in the payment of any debt to any of our other lenders in excess of $100,000 or any other default or breach under any agreement relating to such debt which gives the holders of such debt the right to accelerate the debt.
Bank of America Loan
     On June 1, 2007 (the “Closing Date”) we entered into a loan agreement with Bank of America pursuant to which Bank of America agreed to provide us with an eight month, $5.0 million term loan (the “Bank of America Loan”) to be used for working capital purposes. The Bank of America Loan bears interest at the prime rate plus 1.5%. The prime rate was 7.75% as of September 30, 2007. As consideration for the Bank of America Loan, we paid Bank of America a fee of $100,000.
     We did not pledge any assets to Bank of America as security for this loan. However, on the Closing Date, Mr. and Mrs. Leonhardt provided a $1.1 million limited personal guarantee of the Bank of America Loan and pledged securities accounts with Bank of America to back-up this limited personal guarantee. As discussed below, in October 2007, Mr. and Mrs. Leonhardt guaranteed additional portions of the loan. Two of our other directors, including Dr. William Murphy and Mr. Richard Spencer, III (the “Director Guarantors”), provided collateral on the Closing Date valued at $750,000 and $1.5 million, respectively, to secure the Bank of America Loan. In addition, one of our current shareholders (the “Shareholder Guarantor” and collectively with Mr. and Mrs. Leonhardt and the Director Guarantors referred to herein as the “Guarantors”), provided collateral on the Closing Date valued at $2.2 million to secure the Bank of America Loan. Each Director Guarantor’s and the Shareholder Guarantor’s exposure under the Bank of America Loan is or was limited to the collateral it provided to Bank of America.
     Under the terms of the Bank of America Loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date. We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. For our benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.
     We have agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan as well as to pay them certain cash fees in connection with their provision of security for the Bank of America Loan. We have agreed to pay these amounts to the Guarantors upon our repayment in full of the BlueCrest Loan. In addition, we issued to each Guarantor, warrants to purchase 3,250 shares (the “Subject Shares”) of our common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the Bank of America Loan guaranteed by such Guarantor. Warrants to purchase an aggregate of 180,350 shares of our common stock were issued to the Guarantors. The number of Subject Shares increased to 3,707 shares per $100,000 guaranteed on September 30, 2007 allowing the Guarantors to purchase an additional 25,374 shares of our common stock. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the Bank of America Loan, we have not reimbursed the Guarantors in full for payments made by them in connection with the Bank of America Loan or paid them the cash fees owed to them, the number of Subject Shares per $100,000 guaranteed will increase to 4,634, 6,178 and 9,267 shares, respectively. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued.

     On the Closing Date:
•	In exchange for the $1.1 million limited personal guarantee, we issued to Mr. and Mrs. Leonhardt a warrant to purchase an aggregate of 35,745 Subject Shares (subject to adjustment as set forth above).

•	In exchange for the pledge of collateral valued at $1.5 million, we issued to Mr. Spencer a warrant to purchase an aggregate of 48,743 Subject Shares (subject to adjustment as set forth above).

•	In exchange for the pledge of collateral valued at $750,000, we issued to Dr. Murphy a warrant to purchase an aggregate of 24,372 Subject Shares (subject to adjustment as set forth above).

•	In exchange for the pledge of collateral valued at $2.2 million, we issued to the Shareholder Guarantor warrants to purchase an aggregate of 71,490 Subject Shares (subject to adjustment as set forth above).
     To the extent we complete our planned initial public offering of our common stock on or before, November 30, 2007 and the net proceeds of this offering are at least $30 million, we are required under agreements with certain of the Guarantors to repay the Bank of America Loan within five days of the offering closing date. Certain of the Guarantors have the right until November 30, 2007 to compel us to repay (i) the BlueCrest Loan or (ii) both the BlueCrest Loan and the Bank of America Loan. We have agreed with Dr. Murphy to use our reasonable best efforts to secure an additional person willing to provide collateral to secure the Bank of America Loan in substitution of the $400,000 of collateral being provided by Dr. Murphy and, until Dr. Murphy’s obligations to Bank of America have been released or satisfied in full, use our reasonable best efforts to restructure, amend or renew the Bank of America Loan in an effort to extend the maturity date of the Bank of America Loan.
     In September 2007, one of our directors, Dr. Samuel S. Ahn, and two of our current shareholders, Dan Marino and Jason Taylor (collectively with Dr. Ahn, the “New Guarantors”), agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure the Bank of America Loan. The collateral provided by the New Guarantors fully replaced the collateral originally provided by Mr. Spencer and partially replaced the collateral originally provided by Dr. Murphy. The collateral provided by Dr. Murphy now secures $400,000 of the Bank of America Loan. Our agreements with the New Guarantors are identical in all respects to our agreements with the original Guarantors as described above, except that the New Guarantors do not have the right to compel us to repay the BlueCrest Loan or the Bank of America Loan. In consideration for providing the collateral, we issued to the New Guarantors warrants to purchase 3,250 shares of our common stock (the “New Guarantor Subject Shares”) at an exercise price of $7.69 per share for each $100,000 of principal amount of the Bank of America Loan guaranteed by such New Guarantor. Warrants to purchase an aggregate of 60,118 shares of our common stock were issued to the New Guarantors. The number of New Guarantor Subject Shares increased to 3,707 shares per $100,000 guaranteed on September 30, 2007 allowing the New Guarantors to purchase an additional 8,458 shares of our common stock. The New Guarantor Subject Shares are subject to further increase in the same amount and under the same conditions as the Subject Shares underlying the warrants issued to the original Guarantors. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued.
     In October 2007, Mr. and Mrs. Leonhardt agreed to provide an additional $2.2 million limited personal guarantee of the Bank of America Loan and have pledged securities accounts with Bank of America to backup this limited personal guarantee. The additional collateral provided by Mr. and Mrs. Leonhardt fully replaced the collateral originally provided by the Shareholder Guarantor. Mr. and Mrs. Leonhardt have now personally guaranteed an aggregate of $3.3 million of the Bank of America Loan. Our agreement with Mr. and Mrs. Leonhardt with respect to the additional collateral is substantially similar to our agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, we issued to Mr. and Mrs. Leonhardt, warrants to purchase 81,547 shares of our common stock at an exercise price of $7.69 per share. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the Bank of America Loan, respectively, we have not reimbursed Mr. and Mrs. Leonhardt in full for payments made by them in connection with the Bank of America Loan, the number of shares subject to the warrant will increase to 101,934, 135,912 and 203,868, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued.

     In October 2007, we cancelled the warrant previously issued to the Shareholder Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to it a warrant to purchase 101,934 shares of our common stock at an exercise price of $7.69 per share. This new warrant does not contain the adjustment provisions discussed above.
     On the Closing Date, Mr. and Mrs. Leonhardt agreed with the Shareholder Guarantor to repay to the Shareholder Guarantor any amounts we may owe to the Shareholder Guarantor on the third anniversary of the Closing Date and, in exchange, assume the Shareholder Guarantor’s rights to be indemnified by us under the loan guarantee agreement. This agreement was terminated in October 2007 in connection with the replacement by Mr. and Mrs. Leonhardt of the collateral provided by the Shareholder Guarantor. As consideration for agreeing to assume this obligation, on the Closing Date, we issued to Mr. and Mrs. Leonhardt an additional warrant to purchase 35,745 shares (the “Put Shares”) of our common stock at an exercise price of $7.69 per share. The number of Put Shares increased to 40,774 shares on September 30, 2007. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the Bank of America Loan, we have not reimbursed the Shareholder Guarantor in full for payments made by them in connection with the Bank of America Loan or paid them the cash fees owed to them, the number of Put Shares will increase to 50,967, 67,956, and 101,934 shares, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrants were issued.
Off-Balance Sheet Arrangements
     An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:
•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholders’ equity in our statement of financial position; and

•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.
     As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are expected to be in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To reduce risk, we maintain our portfolio of cash, cash equivalents and short-term and long-term investments in a variety of interest-bearing instruments, including U.S. government and agency securities, high-grade U.S. corporate bonds, asset-backed securities, commercial paper and money market funds. We do not have any derivative financial investments in our investment portfolio. Due to the nature of our investments and expected investments, we believe that we are not subject to any material market risk exposure.

Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited (the “Plaintiffs”) filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, we entered a license agreement (the “Original Law License Agreement”) with Dr. Law and Cell Transplants International pursuant to which Dr. Law and Cell Transplants International granted us a license to certain patents, including the Primary MyoCell Patent (the “Law IP”). The parties executed an addendum to the Original Law License Agreement (the “License Addendum”) in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
     The Plaintiffs are not challenging the validity of our license of the Law IP, but rather are alleging and seeking, among other things, a declaratory judgment that the License Addendum fails for lack of consideration. Based upon this argument, the Plaintiffs allege that we are in breach of the terms of the Original Law License Agreement for failure to, among other things, (i) issue to Cell Transplants International or Dr. Law the 600,000 shares of our common stock and options to purchase 600,000 shares of our common stock contemplated by the Original Law License Agreement and (ii) pay Cell Transplants International the $3 million milestone payment upon our commencement of an FDA approved human clinical study of MyoCell in the United States.
     The Plaintiffs have alleged, among other things, certain other breaches of the Original Law License Agreement not modified by the License Addendum including a purported breach of our obligation to pay Plaintiffs royalties on gross sales of products that directly read upon the claims of the Primary MyoCell Patent and a purported breach of the contractual restriction on sublicensing the Primary MyoCell Patent to third parties. The Plaintiffs are also alleging that we and Mr. Leonhardt engaged in a civil conspiracy against the Plaintiffs and that the court should toll any periods of limitation running against the Plaintiffs to bring any causes of action arising from or which could arise from the alleged breaches.
     In addition to seeking a declaratory judgment that the License Addendum is not enforceable, the Plaintiffs are also seeking an accounting of all revenues, remunerations or benefits derived by us or Mr. Leonhardt from sales, provision and/or distribution of products and services that read directly on the Law IP, compensatory and punitive monetary damages and preliminary and permanent injunctive relief to prohibit us from sublicensing our rights to third parties.
     We believe this lawsuit is without merit and intend to defend the action vigorously. We have filed a motion to dismiss the proceeding against both us and Mr. Leonhardt. In our motion to dismiss, we have pointed out that the Plaintiffs’ claims against us should be dismissed due to, among other things, the passage of the statute of limitations and the Plaintiffs’ failure to describe why the License Addendum should be viewed as being made without consideration. In our motion to dismiss, we have also described why the Plaintiffs’ claims against Mr. Leonhardt should be dismissed due to the failure to state a claim and lack of personal jurisdiction. On July 26, 2007, the court granted our motion to dismiss Mr. Leonhardt in his individual capacity and the civil conspiracy claim. The court denied our motion to dismiss all other claims. We have filed and served our answer to the Plaintiffs’ complaint. We have also asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. Trial of the action is currently scheduled for September 2008 and the parties recently commenced discovery.
     While the complaint does not appear to challenge our rights to license the Law IP and we believe this lawsuit is without merit, this litigation, if not resolved to the satisfaction of both parties, may adversely impact our relationship with Dr. Law and could, if resolved unfavorably to us, adversely affect our MyoCell commercialization efforts.

Item 1A. Risk Factors
     The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this quarterly report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”
********************************
Risks Related to Our Financial Position and Potential Need for Additional Financing
We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.
     We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our lead product candidate, MyoCell, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, you may have difficulty in predicting our future success or viability due to our lack of operating history. As of September 30, 2007, we have accumulated a deficit during our development stage of approximately $73.7 million. Our lead product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until early 2009, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $13.2 million, $7.3 million and $5.5 million in 2006, 2005 and 2004, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:
•	continue the SEISMIC Trial and the MYOHEART Trial and commence the MARVEL Trial;

•	continue research and development and undertake new clinical trials with respect to our pipeline product candidates, including clinical trials related to MyoCell II with SDF-1;

•	apply for regulatory approvals;

•	make capital expenditures to increase our research and development and cell culturing capabilities;

•	add operational, financial and management information systems and personnel and develop and protect our intellectual property;

•	make payments pursuant to license agreements upon achievement of certain milestones; and

•	establish sales and marketing capabilities to commercialize products for which we obtain regulatory approval, if any.
     Our limited experience in conducting and managing preclinical development activities, clinical trials and the application process necessary to obtain regulatory approvals might prevent us from successfully designing or implementing a preclinical study or clinical trial. If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

     None of the products that we are currently developing has been approved by the FDA or any similar regulatory authority in any foreign country. Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. In addition, even if we are successful in obtaining necessary regulatory approvals and bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.
     Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable. Our failure to successfully commercialize our product candidates or to become and remain profitable could impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.
Our outstanding indebtedness to BlueCrest Capital Finance, L.P. imposes certain restrictions on how we conduct our business. In addition, all of our assets, except our intellectual property, are pledged to secure this indebtedness. If we fail to meet our obligations to BlueCrest Capital, our payment obligations may be accelerated and the collateral securing the debt may be sold to satisfy these obligations.
     Pursuant to a Loan and Security Agreement, dated May 31, 2007, BlueCrest Capital, agreed to provide us a three-year, $5.0 million term loan. For the first three months of the BlueCrest Loan, we were only required to make payments of interest. Commencing in October 2007, we are required to make 33 equal monthly payments of principal and interest. Interest accrues at an annual rate of 12.85%. In the event we seek to repay the BlueCrest Loan prior to maturity, we are subject to a prepayment penalty equal to 3% of the outstanding principal if paid during the first year of the BlueCrest Loan, 2% of the outstanding principal if paid during the second year of the BlueCrest Loan and 1% of the outstanding principal if paid during the third year of the BlueCrest Loan. As collateral to secure our repayment obligations to BlueCrest Capital, we have granted it a first priority security interest in all of our assets, excluding our intellectual property but including the proceeds from any sale of any of our intellectual property.
     The Loan and Security Agreement contains various provisions that restrict our operating flexibility.
     Pursuant to the agreement, we may not, among other things:
•	incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000, any unsecured debt less than $20,000 or any debt not secured by the collateral pledged to BlueCrest Capital that is subordinated to the rights of BlueCrest Capital pursuant to a subordination agreement satisfactory to BlueCrest Capital in its sole discretion;

•	make any principal, interest or other payments arising under or in connection with our loan from Bank of America or any other debt subordinate to the BlueCrest Loan;

•	incur additional liens on any of our assets, including any liens on our intellectual property, except for certain permitted liens including but not limited to non-exclusive licenses or sub-licenses of our intellectual property in the ordinary course of business and licenses or sub-licenses of intellectual property in connection with joint ventures and corporate collaborations (provided that any proceeds from such licenses be used to pay down the BlueCrest Loan);

•	voluntarily prepay any debt prior to maturity, except for accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000 and any unsecured debt less than $20,000;

•	convey, sell, transfer or otherwise dispose of property, except for sales of inventory in the ordinary course of business, sales of obsolete or unneeded equipment and transfers or our intellectual property related to product candidates other than MyoCell or MyoCell II with SDF-1 to a currently operating or newly formed wholly owned subsidiary;

•	merge with or acquire any other entity if we would not be the surviving person following such transaction;

•	pay dividends (other than stock dividends) to our shareholders;

•	redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

•	enter into transactions with affiliates other than on arms-length terms; and

•	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.
     These provisions could have important consequences for us, including (i) making it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender will have to be willing to be subordinate to BlueCrest Capital, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities. Our failure to timely repay our obligations under the BlueCrest Loan or meet the covenants set forth in the Loan and Security Agreement could give rise to a default under the agreement. In the event of an uncured default, the agreement provides that all amounts owed to BlueCrest Capital are immediately due and payable and that BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. In such event, BlueCrest Capital could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business.
We have a substantial amount of debt and may incur substantial additional debt, which could adversely affect our ability to pursue certain business objectives, obtain financing in the future and/or react to changes in our business.
     In addition to the BlueCrest Loan, on June 1, 2007, we borrowed $5.0 million from Bank of America. Accordingly, as of the date of this quarterly report, we have an aggregate of $10.0 million in principal amount of outstanding indebtedness. We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. The Guarantors, which include our Executive Chairman and two of our other directors, have agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments. We are required to reimburse these persons with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan upon our repayment in full of the BlueCrest Loan. We anticipate that the BlueCrest Loan will need to be serviced and both the BlueCrest Loan and any amounts advanced by the guarantors will need to be repaid with existing cash or cash generated from security or loan placements, if any. If we are unable to generate cash through additional financings, we may have to delay or curtail research, development and commercialization programs.
     In addition to the limitations imposed on our operational flexibility by the BlueCrest Loan as described above, the BlueCrest Loan, our obligations to the guarantors, and any other indebtedness incurred by us could have significant additional negative consequences, including, without limitation:
•	requiring the dedication of a portion of our available cash to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including funding our research and development programs and other capital expenditures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our ability to react to changes in technology or our business; and

•	placing us at a possible competitive disadvantage to less leveraged competitors.
We need immediate and substantial additional funding and may be unable to secure additional capital. An inability to obtain additional financing on acceptable terms could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business.
     At September 30, 2007, we had cash and cash equivalents totaling $9.5 million; however, our working capital was $225,000.
     We are seeking to complete this year an initial public offering for net proceeds of approximately $23.6 million. We have experienced considerable delays in our efforts to consummate the planned offering and there is no assurances that we will ever successfully complete this or any other public or private offering.
     Provided that certain of the Guarantors do not exercise the Repayment Election (defined below) and our payment of $3 million to Dr. Law is deferred until we complete a financing that provides us with net proceeds in excess of such amount, we project that our existing cash resources will be sufficient to finance our operations for approximately the next seven months. If we are unsuccessful in our efforts to complete an initial public offering on the terms described above, we will need to secure additional sources of capital to develop our business and product candidates as otherwise planned. For instance, until we secure an additional $20 million of capital we intend to focus our capital resources on the advancement of the MARVEL trial and expect to seek to minimize our expenditures on other product candidates in our research and development pipeline. As described in greater detail below, we currently have no commitments or arrangements from third parties for any additional financing.
     Certain of the Guarantors have the right (the “Repayment Election”) until November 30, 2007 to compel us to repay (i) the BlueCrest Loan or (ii) both the BlueCrest Loan and the Bank of America Loan (defined below). We currently do not have nor expect to have in the near term sufficient cash resources to satisfy such obligations. Accordingly, in the event the Repayment Election is exercised, we anticipate that we will be in breach of our obligations to the Guarantors holding such right. Such Guarantors may, in the event of a breach, seek to compel us to use whatever capital resources we then have available to repay the BlueCrest Loan or both the BlueCrest Loan and the Bank of America Loan.
     Accordingly, we believe we need to immediately secure additional funds and convince the Guarantors not to exercise the Repayment Election right. We expect to ask the Guarantors to, at a minimum, defer the day which they may exercise the Repayment Election right. In the event we are unable to immediately secure additional funds and convince the Guarantors not to exercise the Repayment Election right, we will be required to delay, scale back or eliminate expenditures for our development programs, curtail efforts to commercialize our product candidates and/or reduce the scale of our operations, any of which could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business at all.
     Even if we secure approximately $23.6 million of proceeds in connection with an initial public offering, we believe, that after 15 months, we will still require substantial future capital in order to continue the research and development, preclinical and clinical programs, and regulatory activities necessary to obtain regulatory approval of our product candidates. For instance, we believe we will need to raise, in addition to the proceeds of the initial public offering, at least $2.6 million of funds to finance the completion of the MARVEL Trial.

     In addition, subject to obtaining regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, manufacturing the product and/or securing commercial quantities of product from manufacturers and product distribution.
     The extent of our need for additional capital will depend on numerous factors, including, but not limited to:
•	whether or not the Guarantors exercise the Repayment Election right;

•	whether or not we are required to pay $3 million to Dr. Law pursuant to the Law License Agreement;

•	the scope, rate of scientific progress, results and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking FDA and other regulatory approvals;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	our ability to establish additional strategic, collaborative and licensing relationships with third parties with respect to the sales, marketing and distribution of our products, research and development and other matters and the economic and other terms and timing of any such relationships;

•	the ongoing availability of funds from foreign governments to build new manufacturing facilities;

•	the costs involved in any potential litigation that may occur;

•	decisions by us to pursue the development of new product candidates or technologies or to make acquisitions or investments; and

•	the effect of competing products, technologies and market developments.
     We have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. In addition to our planned initial public offering, we may need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms. Our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, unless compelled by the Guarantors, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in June 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “— We have a substantial amount of debt...” and “— Our outstanding indebtedness to BlueCrest Capital Finance, L.P. imposes certain restrictions...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional funds and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

Risks Related to Product Development
All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. We depend heavily on the success of our lead product candidate, MyoCell. If we are unable to commercialize MyoCell or any of our other product candidates or experience significant delays in doing so, our business may fail.
     We have invested a significant portion of our efforts and financial resources in our lead product candidate, MyoCell, and depend heavily on its success. MyoCell is currently being tested in clinical trials. Even if MyoCell progresses through clinical trials as we anticipate, we do not expect MyoCell to be commercially available until, at the soonest, the second quarter of 2008. We need to devote significant additional research and development, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure.
     We are likely to encounter hurdles and unexpected issues as we proceed in the development of MyoCell and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:
•	our product candidates will be deemed ineffective, unsafe or will not receive regulatory approvals;

•	our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance;

•	others will hold proprietary rights that will prevent us from marketing our product candidates; or

•	our competitors will market products that are perceived as equivalent or superior.
Our approach of using cell-based therapy for the treatment of heart damage is risky and unproven and no products using this approach have received regulatory approval in the United States or Europe.
     No company has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of a cell-based therapy product for the treatment of heart damage. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. One of our competitors exploring the use of skeletal myoblasts has announced its intent to cease to enroll new patients in its European Phase II clinical trial based on the determination of its monitoring committee that there was a low likelihood that the trial would result in the hypothesized improvement in heart function. Although our clinical research to date suggests that MyoCell may improve the contractile function of the heart, we have not yet been able to demonstrate a mechanism of action and additional research is needed to precisely identify such mechanism.
If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, we will not receive regulatory approval for or be able to commercialize our product candidates.
     Our lead product candidate, MyoCell, is still in clinical testing and has not yet received approval from the FDA or any similar foreign regulatory authority for any indication. MyoCell may never receive regulatory approval or be commercialized in the United States or other countries. Although we intend to seek regulatory approval of MyoCell in the United States based upon the results of the Phase II/III MARVEL Trial, there can be no assurances that the FDA will consider the MARVEL Trial pivotal. Accordingly, we may be required to conduct additional trials prior to obtaining commercial approval, if ever, in the United States.
     We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the FDA and other governmental authorities in the United States and similar agencies in other countries.

     Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. For example, MyoCell has been studied in a limited number of patients to date. Even though our early data has been promising, we have not yet completed any large-scale pivotal trials to establish the safety and efficacy of MyoCell. A number of participants in our clinical trials have experienced serious adverse events adjudicated or determined by trial investigators to be potentially attributable to MyoCell. See “ — Our product candidates may never be commercialized due to unacceptable side effects and increased mortality that may be associated with such product candidates.” There is a risk that safety concerns relating to our product candidates or cell-based therapies in general will result in the suspension or termination of our clinical trials.
     We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:
•	the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory;

•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

•	our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

•	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

•	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

•	we may experience difficulties in managing multiple clinical sites;

•	enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;

•	we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and

•	our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.
     In the SEISMIC Trial, we experienced delays attributable to slower than anticipated enrollment of patients. We may continue to experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these trials and could prevent us from completing these trials.
     Failures or perceived failures in our clinical trials would delay and may prevent our product development and regulatory approval process, make it difficult for us to establish collaborations, negatively affect our reputation and competitive position and otherwise have a material adverse effect on our business.

Our product candidates may never be commercialized due to unacceptable side effects and increased mortality that may be associated with such product candidates.
     Possible side effects of our product candidates may be serious and life-threatening. A number of participants in our clinical trials of MyoCell have experienced serious adverse events potentially attributable to MyoCell, including six patient deaths and 18 patients experiencing irregular heartbeats. A serious adverse event is generally an event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. The occurrence of any unacceptable serious adverse events during or after preclinical and clinical testing of our product candidates could temporarily delay or negate the possibility of regulatory approval of our product candidates and adversely affect our business. Both our trials and independent trials have reported the occurrence of irregular heartbeats in treated patients, a significant risk to patient safety. We and our competitors have also, at times, suspended trials studying the effects of myoblasts, at least temporarily, to assess the risk of irregular heartbeats and it has been reported that one of our competitors studying the effect of myoblast implantation prematurely discontinued a study because of the high incidence of irregular heartbeats. While we believe irregular heartbeats may be manageable with the use of certain prophylactic measures including an implantable cardioverter defibrillator, or ICD, and antiarrhythmic drug therapy, these risk management techniques may not prove to sufficiently reduce the risk of unacceptable side effects. Although our early results suggest that patients treated with MyoCell do not face materially different health risks than heart failure patients with similar levels of damage to the heart who have not been treated with MyoCell, we are still in the process of seeking to demonstrate that our product candidates do not pose unacceptable health risks. We have not yet treated a sufficient number of patients to allow us to make a determination that serious unintended consequences will not occur.
We depend on third parties to assist us in the conduct of our preclinical studies and clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from obtaining regulatory approval or successfully commercializing our product candidates on a timely basis, if at all.
     We engage consultants and contract research organizations to help design, and to assist us in conducting, our preclinical studies and clinical trials and to collect and analyze data from those studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants and contract research organizations to perform the studies and trials in accordance with the investigational plan and protocol for each product candidate and in compliance with regulations and standards, commonly referred to as “good clinical practice”, for conducting, recording and reporting results of clinical trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. We were recently informed by our contract research organization for the MYOHEART Trial that it is going out of business. Although we do not intend to engage a replacement full service contract research organization, we are seeking to engage alternate service providers to assist us to complete the data management and verification processes. To the extent we are unable to timely engage sufficient alternative service providers, we may experience delays in our projected timeline for receiving final results from the MYOHEART Trial. The risk of delays is heightened for our clinical trials conducted outside of the United States, where it may be more difficult for us to ensure that studies are conducted in compliance with foreign regulatory requirements. Any third parties that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical trial protocols or for other reasons, our clinical trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful. If there are delays or failures in clinical trials or regulatory approvals as a result of the failure to perform by third parties, our development costs will increase, and we may not be able to obtain regulatory approval for our product candidates. In addition, we may not be able to establish or maintain relationships with these third parties on favorable terms, if at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures or at all.

Risks Related to Government Regulation and Regulatory Approvals
Our cell-based product candidates are based on novel technologies and the FDA and regulatory agencies in other countries have limited experience reviewing product candidates using these technologies.
     We are subject to the risks of failure inherent in the development of product candidates based on new technologies. The novel nature of our product candidates creates significant challenges in regards to product development and optimization, government regulation, third party reimbursement and market acceptance. These include:
•	the scientific basis of our technology could be determined to be less sound than we believe;

•	the time and effort required to solve novel technical problems could delay the development of our product candidates;

•	the FDA and regulatory agencies in other countries have relatively limited experience with therapies based upon cellular medicine generally and, as a result, the pathway to regulatory approval for our cellbased product candidates may be more complex and lengthy; and

•	the healthcare community has relatively little experience with therapies based upon cellular medicine and, accordingly, following regulatory approval, if any, our product candidates may not become widely accepted by physicians, patients, third party payors or the healthcare community.
     As a result, the development and commercialization pathway for our cell-based therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.
We are subject to numerous risks associated with seeking regulatory approval of MyoCell pursuant to a protocol that requires the use of a catheter system which is still subject to FDA approval. The catheter system we intend to use in connection with our MARVEL Trial is owned by an unaffiliated third party. Although we have entered into a two-year supply agreement for delivery of the catheter system for use in the MARVEL Trial, we are subject to a number of risks not addressed by the parties in the supply agreement.
     We have been cleared by the FDA to proceed under the protocol for our MARVEL Trial, which protocol requires participating trial investigators to use Biosense Webster’s, a Johnson & Johnson company, NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter, or MyoStar, or collectively with the NOGA®2 Cardiac Navigation System, the MyoStar System, for the delivery of MyoCell to patients enrolled in the trial. We further anticipate that if MyoCell receives regulatory approval, such approval will require MyoCell to be injected with a catheter system that has also secured regulatory approval. Accordingly, the commercial deployment of MyoCell is dependent upon MyoStar, MyoCath or some other catheter system securing regulatory approval for use with MyoCell. Although MyoStar has received CE mark approval in Europe, neither MyoStar, MyoCath nor any other catheter system is commercially available in the United States and they may only be used pursuant to FDA approved investigational protocols. Notwithstanding the devotion of considerable resources to the development and testing of MyoStar and MyoCath, they may never receive additional or any, respectively, regulatory approval that will allow for their commercial use with MyoCell.

     We are not affiliated with Biosense Webster, the Cordis Corporation or any other Johnson & Johnson company. Although we entered into a supply agreement with Biosense Webster on May 10, 2007 pursuant to which it has agreed to deliver MyoStar to us for a two year period at an agreed upon price as and when required by the MARVEL Trial, we currently have no right to control the further development, clinical testing and/or refinement of MyoStar. Biosense Webster currently has the right to make the following types of decisions without consulting with or even considering our views, which decisions could directly or indirectly negatively impact our efforts and/or ability to secure regulatory approval of MyoCell:
•	the terms and conditions under which MyoStar will be made available for use to trial investigators, if at all, after the term of the supply agreement;

•	the terms and conditions under which the diagnostic consoles that are part of the NOGA®[2] Cardiac Navigation System will be made available for use to trial investigators, if at all;

•	the modification or not of the MyoStar System or any of its components and its protocol for use as a result of information obtained during trials;

•	the license or sale of the MyoStar System related intellectual property to a third party, potentially including our competitors;

•	the use of the MyoStar System or any of its components in myoblast-based clinical therapies other than ours; and

•	the suspension or abandonment of other clinical trials involving MyoStar.
The unavailability of the MyoStar System, for any reason, would have a material adverse effect on our product development and commercialization efforts as we will be unable to recover the time and money expended on the MARVEL Trial prior to such determination of unavailability.
We must comply with extensive government regulations in order to obtain and maintain marketing approval for our products in the United States and abroad. If we do not obtain regulatory approval for our product candidates, we may be forced to cease our operations.
     Our product candidates are subject to extensive regulation in the United States and in every other country where they will be tested or used. These regulations are wide-ranging and govern, among other things:
•	product design, development, manufacture and testing;

•	product safety and efficacy;

•	product labeling;

•	product storage and shipping;

•	record keeping;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.
     We cannot market our product candidates until we receive regulatory approval. The process of obtaining regulatory approval is lengthy, expensive and uncertain. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our business and cause our stock price to decline significantly.
     In the United States, the FDA imposes substantial requirements on the introduction of biological products and many medical devices through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and the time required to do so may vary substantially based upon the type and complexity of the biological product or medical device.
     In addition, product candidates that we believe should be classified as medical devices for purposes of the FDA regulatory pathway may be determined by the FDA to be biologic products subject to the satisfaction of significantly more stringent requirements for FDA approval.

     The requirements governing the conduct of clinical trials and cell culturing and marketing of our product candidates outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve prices of the products. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to market our product candidates in any foreign country. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals in any foreign country, we will not be able to sell our product candidates in that country and our ability to generate revenue will be adversely affected.
     We cannot assure you that we will obtain FDA or foreign regulatory approval to market any of our product candidates for any indication in a timely manner or at all. If we fail to obtain regulatory approval of any of our product candidates for at least one indication, we will not be permitted to market our product candidates and may be forced to cease our operations.
Even if some of our product candidates receive regulatory approval, these approvals may be subject to conditions, and we and our third party manufacturers will in any event be subject to significant ongoing regulatory obligations and oversight.
     Even if any of our product candidates receives regulatory approval, the manufacturing, marketing and sale of our product candidates will be subject to stringent and ongoing government regulation. Conditions of approval, such as limiting the category of patients who can use the product, may significantly impact our ability to commercialize the product and may make it difficult or impossible for us to market a product profitably. Changes we may desire to make to an approved product, such as cell culturing changes or revised labeling, may require further regulatory review and approval, which could prevent us from updating or otherwise changing an approved product. If our product candidates are approved by the FDA or other regulatory authorities for the treatment of any indications, regulatory labeling may specify that our product candidates be used in conjunction with other therapies. For instance, we currently anticipate that prior implantation of an ICD and treatment with optimal drug therapy will be required at least initially as a condition to treatment with MyoCell.
     Once obtained, regulatory approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product. Regulatory approval may also require costly postmarketing follow-up studies, and failure of our product candidates to demonstrate sufficient efficacy and safety in these studies may result in either withdrawal of marketing approval or severe limitations on permitted product usage. In addition, numerous additional regulatory requirements relating to, among other processes, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping will also apply. Furthermore, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Compliance with these regulatory requirements are time consuming and require the expenditure of substantial resources.
     If any of our product candidates is approved, we will be required to report certain adverse events involving our products to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning the advertisement and promotional labeling of our products. As a result, even if we obtain necessary regulatory approvals to market our product candidates for any indication, any adverse results, circumstances or events that are subsequently discovered, could require that we cease marketing the product for that indication or expend money, time and effort to ensure full compliance, which could have a material adverse effect on our business.

     In response to recent events regarding questions about the safety of certain approved prescription products, including the lack of adequate warnings, the FDA and the U.S. Congress are currently considering new regulatory and legislative approaches to advertising, monitoring and assessing the safety of marketed drugs, including legislation authorizing the FDA to mandate labeling changes for approved products, particularly those related to safety. It is possible that congressional and FDA initiatives pertaining to ensuring the safety of marketed biologics and similar initiatives in other countries, or other developments pertaining to the pharmaceutical industry, could require us to expend additional resources to comply with such initiatives and could adversely affect our operations.
     In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of any failure to comply with applicable laws and regulations or defects in design or manufacture. In the event any of our product candidates receives approval and is commercialized, a government-mandated or voluntary product recall by us could occur as a result of component failures, device malfunctions, or other negative events such as serious injuries or deaths, or quality-related issues such as cell culturing errors or design or labeling defects. Recalls of any of our potential products could divert managerial and financial resources, harm our reputation and adversely affect our financial condition, results of operations and stock price.
     Any failure by us, or by any third parties that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have a material adverse effect on our business.
We must comply with federal, state and foreign laws, regulations and other rules relating to the healthcare business, and, if we do not fully comply with such laws, regulations and other rules, we could face substantial penalties.
     We are, or will be directly or indirectly through our customers, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:
•	the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•	other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	the Federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with delivery of or payment for healthcare benefits, items or services; and

•	state and foreign law equivalents of the foregoing.

     If our operations are found to be in violation of any of the laws, regulations, rules or policies described above or any other law or governmental regulation to which we or our customers are or will be subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
Our business involves the use of hazardous materials that could expose us to environmental and other liability.
     Our facility in Sunrise, Florida is subject to various local, state and federal laws and regulations relating to the use and disposal of hazardous or potentially hazardous substances, including chemicals and microorganisms used in connection with our research and development activities. In the United States, these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these regulations, we cannot assure you that accidental contamination or injury to employees and third parties from these materials will not occur. Although we have insurance coverage of up to $250,000 to cover claims arising from our use and disposal of these hazardous substances, the insurance that we currently hold may not be adequate to cover all liabilities relating to our use and disposal of hazardous substances.
Risks Related to Commercialization of our Product Candidates
If we are successful in securing regulatory approval of MyoCell utilizing a protocol that requires the use of MyoStar, we will be subject to numerous risks associated with commercializing a therapy that requires the use of a product that we do not control.
     Except for the agreement pursuant to which Biosense Webster has agreed to deliver MyoStar to us in connection with the MARVEL Trial, we have no agreement in place with Biosense Webster that defines our relationship with them and our prospective customers. Accordingly, Biosense Webster currently has the right to make the following types of decisions without consulting with or even considering our views, which decisions could directly or indirectly negatively impact our efforts and/or ability to commercialize MyoCell:
•	the temporary or permanent suspension of production, marketing or distribution of the MyoStar System;

•	the terms and conditions under which the MyoStar System will be made available to customers, if at all;

•	the modification or refinement of the MyoStar System and its protocols for use as a result of information obtained from patients; and

•	the branding and/or use of the MyoStar System in conjunction with myoblast-based clinical therapies other than ours.
     Similarly, we have no control over the intellectual property rights underlying MyoStar or the MyoStar System, no ability to protect or defend any such intellectual property rights and no ability to prevent Biosense Webster from licensing or selling these intellectual property rights to one of our competitors.

The healthcare community has relatively little experience with therapies based on cellular medicine and, accordingly, if our product candidates do not become widely accepted by physicians, patients, third party payors or the healthcare community, we may be unable to generate significant revenue, if any.
     We are developing cell-based therapy product candidates for the treatment of heart damage that represent novel and unproven treatments and, if approved, will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. We cannot predict or guarantee that physicians, patients, healthcare insurers, third party payors or health maintenance organizations, or the healthcare community in general, will accept or utilize any of our product candidates. We anticipate that, if approved, we will market MyoCell primarily to interventional cardiologists, who are generally not the primary care physicians for patients who may be eligible for treatment with MyoCell. Accordingly, our commercial success may be dependent on third party physicians referring their patients to interventional cardiologists for MyoCell treatment.
     If we are successful in obtaining regulatory approval for any of our product candidates, the degree of market acceptance of those products will depend on many factors, including:
•	our ability to provide acceptable evidence and the perception of patients and the healthcare community, including third party payors, of the positive characteristics of our product candidates relative to existing treatment methods, including their safety, efficacy, cost effectiveness and/or other potential advantages;

•	the incidence and severity of any adverse side effects of our product candidates;

•	the availability of alternative treatments;

•	the labeling requirements imposed by the FDA and foreign regulatory agencies, including the scope of approved indications and any safety warnings;

•	our ability to obtain sufficient third party insurance coverage or reimbursement for our products candidates;

•	the inclusion of our products on insurance company coverage policies;

•	the willingness and ability of patients and the healthcare community to adopt new technologies;

•	the procedure time associated with the use of our product candidates;

•	our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand; and

•	marketing and distribution support for our products.
     Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.
There is substantial uncertainty as to the coverage that may be available and the reimbursement rates that may be established for our product candidates. Any failure to obtain third party coverage or an adequate level of reimbursement for our product candidates will likely have a material adverse effect on our business.
     If we successfully develop, and obtain necessary regulatory approvals for, our product candidates we intend to sell them initially in Europe and the United States. We have not yet submitted any of our product candidates to the Center for Medicare and Medicaid Services, or CMS, or any private or governmental third party payor in the United States to determine whether or not our product candidates will be covered under private or public health insurance plans or, if they are covered, what coverage or reimbursement rates may be available. Although we believe hospitals may be entitled to some procedure reimbursement for MyoCell, we cannot assure you that such reimbursement will be adequate or available at all.

     In Europe, the pricing of prescription pharmaceutical products and services and the level of government reimbursement generally are subject to governmental control. Reimbursement and healthcare payment systems in European markets vary significantly by country, and may include both government-sponsored healthcare and private insurance. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product candidates to other available therapies. Conducting one or more clinical trials for this purpose would be expensive and result in delays in commercialization of our product candidates. We may not obtain coverage or reimbursement or pricing approvals from countries in Europe in a timely manner, or at all. Any failure to receive coverage or reimbursement or pricing approvals from one or more European countries could effectively prevent us from selling our product candidates in those countries, which could materially adversely affect our business.
     In the United States, our revenues will depend upon the coverage and reimbursement rates and policies established for our product candidates by third party payors, including governmental authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products approved for marketing by the FDA or regulatory agencies in other countries. As a result, significant uncertainty exists as to whether newly approved medical products will be eligible for coverage by third party payors or, if eligible for coverage, what the reimbursement rates will be for those products. Furthermore, cell-based therapies like MyoCell may be more expensive than pharmaceuticals, due to, among other things, the higher cost and complexity associated with the research, development and production of these therapies. This, in turn, may make it more difficult for us to obtain adequate reimbursement from third party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. Accordingly, we cannot assure you that adequate third party coverage or reimbursement will be available for any of our product candidates to allow us to successfully commercialize these product candidates.
     Coverage and reimbursement rates for our product candidates may be subject to increased restrictions both in the United States and in other countries in the future. Coverage policies and reimbursement rates are subject to change and we cannot guarantee that current coverage policies and reimbursement rates will be applicable to our product candidates in the future. U.S. federal, state and foreign agencies and legislatures from time to time may seek to impose restrictions on coverage, pricing, and reimbursement level of drugs, devices and healthcare services in order to contain healthcare costs.
We have only limited experience culturing our cell-based product candidates, and we may not be able to culture our product candidates in quantities sufficient for clinical studies or for commercial sale. We also face certain risks in connection with our use of third party manufacturers and cell culturing service providers.
     We may encounter difficulties in the production of our cell-based product candidates, including MyoCell, due to our limited experience internally culturing our product candidates. We have a cell culturing facility in Sunrise, Florida, which we believe has the capacity to meet substantially all of our projected demand for MyoCell in the United States for the balance of 2007. We began culturing cells at this facility for preclinical uses in the third quarter of 2006. Prior to such date, we outsourced our various cell culturing needs. We anticipate that we will begin culturing cells at this facility for clinical uses upon commencement of the MARVEL Trial. We have no experience in culturing our product candidates for the number of patients that will be required for later stage clinical studies or commercialization and may be unable to culture sufficient quantities of our product candidates for our clinical trials or our commercial needs on a timely and cost-effective basis. Difficulties arising from our limited cell culturing experience could reduce sales of our products, increase our costs or cause production delays, any of which could adversely affect our results of operations.

     We intend to further optimize our processing times by building our facilities or contracting with a small number of cell culturing facilities in strategic regional locations. We anticipate that a portion of the funds necessary to construct new manufacturing facilities may be made available to us by the governments of the countries where we seek to build such facilities. To the extent these funds are not available to us, we may be unable to construct these facilities or may need to seek additional capital.
     We anticipate that we will continue to use third party cell culturing service providers, including Pharmacell and Cambrex Bioscience, to supply a portion of our cell-based product candidates, including MyoCell, for clinical trials and commercial sales outside of the United States. We may not be able to, and in our Phase I/II clinical trial experienced delays because we were not at times able to, obtain sufficient quantities of MyoCell from third party cell culturing service providers. In addition, our third party cell culturing providers may be unable to culture commercial quantities of our product candidates on a timely and cost-effective basis. The term of our supply agreement with Pharmacell expires six months following the end of completion of the SEISMIC and MARVEL Trials unless terminated earlier. We cannot be certain that we will be able to maintain our relationships with our third party cell culturing service providers, including Pharmacell, or establish relationships with other cell culturing service providers on commercially acceptable terms.
     We currently use and expect to continue to use third party manufacturers to supply our device product candidates, including MyoCath. Our contract with our only MyoCath manufacturer terminated in September 2007. We anticipate negotiating a new agreement with another manufacturer. The transition to a replacement contract manufacturer has additional risks, including those risks associated with the development by the replacement contract manufacturer of sufficient levels of expertise in the manufacturing process. If we are unable to enter into a replacement agreement with another contract manufacturer on reasonable terms and in a timely manner, or if any replacement contract manufacturer is unable to develop sufficient manufacturing expertise in a timely manner, we could experience shortages of clinical trial materials, which could adversely affect our business.
     Our cell culturing facility and those of our contract manufacturers and other cell culturing service providers will be subject to ongoing, periodic inspection by the FDA to confirm that the facilities comply with the FDA’s current Good Manufacturing Practices, or cGMP, if the facility manufactures biologics, and quality system regulations if the facility manufactures devices. Foreign regulatory agencies, for example, the International Standards Organization and the European authorities related to obtaining a “CE mark” on a device in Europe, may also impose similar requirements on us and conduct similar inspections of the facilities that manufacture our product candidates. Failure to follow and document adherence to such cGMP regulations or other regulatory requirements by us or our contract manufacturers or third party cell culturing service providers may lead to significant delays in the availability of our product candidates for commercial use or clinical study, may result in the delay or termination of a clinical trial, or may delay or prevent filing of applications for or our receipt of regulatory approval of our product candidates. If we or such third parties fail to comply with applicable regulations, the FDA or other regulatory authorities could impose sanctions on us, including fines, injunctions, civil penalties, denial of marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our product candidates, operating restrictions and criminal prosecutions. Any of these events could adversely affect our financial condition, profitability and ability to develop and commercialize products on a timely and competitive basis.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.
     We do not have a sales and marketing force and related infrastructure and have limited experience in the sales, marketing and distribution of our product candidates. To achieve commercial success for any approved product, we must either develop a sales and marketing force or outsource these functions to third parties. Currently, we intend to internally develop a direct sales and marketing force in both Europe and the United States as we approach commercial approval of our product candidates. The development of our own sales and marketing force will result in us incurring significant costs before the time that we may generate revenues. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective marketing and sales force for sales of our product candidates.
Product liability and other claims against us may reduce demand for our products or result in substantial damages. We anticipate that we will need to obtain and maintain additional or increased insurance coverage, and we may not be able to obtain or maintain such coverage on commercially reasonable terms, if at all.
     A product liability claim, a clinical trial liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business. Our business exposes us to potential liability risks that may arise from the clinical testing of our product candidates in human clinical trials and the manufacture and sale of any approved products. Any clinical trial liability or product liability claim or series of claims or class actions brought against us, with or without merit, could result in:
•	liabilities that substantially exceed our existing clinical trial liability insurance, or any clinical trial liability or product liability insurance that we may obtain in the future, which we would then be required to pay from other sources, if available;

•	an increase in the premiums we pay for our clinical trial liability insurance and any clinical trial liability or product liability insurance we may obtain in the future or the inability to renew or obtain clinical trial liability or product liability insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products, including loss of market share;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	diversion of management’s attention from managing our business.
     Although we have clinical trial liability insurance, our current clinical trial liability insurance is subject to deductibles and coverage limitations. This insurance currently covers claims of up to $5 million each and up to $10 million in the aggregate each year. Our current clinical trial liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against future clinical trial liability claims. We are currently seeking to increase our clinical trial liability insurance coverage.
     We do not currently have product liability insurance because none of our product candidates has yet been approved for commercialization. While we plan to seek product liability insurance coverage if any of our product candidates are sold commercially, we cannot assure you that we will be able to obtain product liability insurance on commercially acceptable terms, if at all, or that we will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses.
     Claims may be made by consumers, healthcare providers, third party strategic collaborators or others selling our products if one of our products or product candidates causes, or appears to have caused, an injury.

We may be subject to claims against us even if an alleged injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and processes related to our product candidates. If these medical personnel are not properly trained or are negligent in using our product candidates, the therapeutic effect of our product candidates may be diminished or the patient may suffer injury, which may subject us to liability. In addition, an injury resulting from the activities of our suppliers may serve as a basis for a claim against us.
     We do not intend to promote, or to in any way support or encourage the promotion of, our product candidates for off-label or otherwise unapproved uses. However, if our product candidates are approved by the FDA or similar foreign regulatory authorities, we cannot prevent a physician from using them for any off-label applications. If injury to a patient results from such an inappropriate use, we may become involved in a product liability suit, which will likely be expensive to defend.
     These liabilities could prevent or interfere with our clinical efforts, product development efforts and any subsequent product commercialization efforts, all of which could have a material adverse effect on our business.
Our success will depend in part on establishing and maintaining effective strategic partnerships, collaborations and licensing agreements.
     Our strategy for the development, testing, culturing and commercialization of our product candidates relies on establishing and maintaining numerous collaborations with various corporate partners, consultants, scientists, researchers, licensors, licensees and others. While we are continually in discussions with a number of companies, universities, research institutions, consultants, scientists, researchers, licensors, licensees and others to establish additional relationships and collaborations, which are typically complex and time consuming to negotiate, document and implement, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms.
     Furthermore, any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. Possible future collaborations have risks, including the following:
•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	our collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely seek to secure the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our product candidates; and

•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.
     These arrangements also may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us, and may involve the issuance of our securities. If any of our partners terminates its relationship with us or fails to perform its obligations in a timely manner, the development or commercialization of our technology and product candidates may be substantially delayed. Further, disputes may arise with our collaborators about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our collaborators.

We have provided a non-affiliated Korean entity certain technology to manufacture MyoCell and MyoCath and face the risk that such action and/or the actions of the Korean entity may materially damage our business, expose us to liability and/or result in the termination of various intellectual property licenses that are important to us.
     On February 1, 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., the predecessor entity of BHK, Inc., pursuant to which we and Bioheart Korea agreed to create a joint venture company called Bioheart Manufacturing which intends to provide cell culturing services in Korea. We do not have operating control over Bioheart Manufacturing. In addition, our minority interest in Bioheart Manufacturing and our agreements to provide Bioheart Korea certain technologies are governed, in part, by South Korean laws and do not define in a comprehensive manner our various contractual and legal rights. As a result, at times our various rights have been subject to varying interpretations, and we may encounter comparable challenges in the future. We have also had limited operational experience with Bioheart Manufacturing and Bioheart Korea and are still in the process of defining our relationship with them and how we will work together.
     Our agreements to provide Bioheart Manufacturing with the technology to manufacture MyoCell and MyoCath are subject to varying interpretations that may increase our risk of disputes with Bioheart Manufacturing, Bioheart Korea and certain parties that licensed to us certain technology related to MyoCell and/or MyoCath. We also face the risk that Bioheart Manufacturing may not utilize or may not be perceived as utilizing our intellectual property rights in accordance with the terms of our agreements with them and/or our agreements with various third parties that have licensed technology to us. For instance, a complaint filed against us by Dr. Law and Cell Transplants Asia appears to question our rights to provide certain intellectual property to Bioheart Manufacturing and/or Bioheart Manufacturing’s right to use certain intellectual property. See “Legal Proceedings” above for a description of the complaint and the reasons we believe the complaint should be dismissed. If Bioheart Manufacturing were to misuse our intellectual property rights, such misuse could, among other things, materially damage our business, expose us to potential liability and/or result in the termination of various intellectual property licenses that are important to us.
Risks Related to Our Intellectual Property
We have licensed and therefore do not own the intellectual property that is critical to our business. Any events or circumstances that result in the termination or limitation of our rights under any of the agreements between us and the licensors of our intellectual property could have a material adverse effect on our business.
     The intellectual property that is critical to our business has been licensed to us by various third parties.
     The operative terms of some of our material license agreements are vague or subject to interpretations which may increase the risks of dispute with our licensors.
     Under certain of our patent license agreements, we are subject to development, payment, commercialization and other obligations and, if we fail to comply with any of these requirements or otherwise breach those agreements, our licensors may have the right to terminate the license in whole or in part, terminate the exclusive nature of the license to the extent such license is exclusive or otherwise limit our rights thereunder, which could have a material adverse effect on our business. For instance, we are obligated to:
•	pay fees of $3 million and $5 million to Cell Transplants International, LLC, or Cell Transplants International, upon commencement of a U.S. Phase II human clinical trial of MyoCell and upon FDA approval of patented technology for heart muscle regeneration, respectively;

•	make certain payments to the Cleveland Clinic in the aggregate amount of $2.25 million upon our achievement of certain development and commercialization objectives in connection with the development of MyoCell II with SDF-1; and
•	deliver 160 units of MyoCath to a corporation that is now a division of Abbott Laboratories.
     On October 24, 2007, we completed the MyoCell implantation procedure on the first patient in the MARVEL Trial, our Phase II/III trial of MyoCell. We have not yet made the payment that is now due and, as planned, expect to use a portion of the proceeds from our planned initial public offering to make such payment. We have proposed to Dr. Law and Cell Transplants International a schedule for making such payments.
     On March 9, 2007, Dr. Law and Cell Transplants Asia, Limited, an entity wholly owned by Dr. Law, filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court for the Western District of Tennessee alleging, among other things, certain breaches of our licensing agreement with them. On July 26, 2007, the court granted the motion to dismiss Mr. Leonhardt in his individual capacity but denied the motion to dismiss the claims against us. Dr. Law and Cell Transplants International are the licensors of the primary patent protecting MyoCell. See “Legal Proceedings” above for a description of the allegations made in the complaint. While the complaint does not appear to challenge our rights to license this patent and we believe this lawsuit is without merit, this litigation, if not resolved to the satisfaction of both parties, may adversely impact our relationship with Dr. Law and could, if resolved unfavorably to us, adversely affect our MyoCell commercialization efforts and have a significant impact on our results of operations and financial condition.
     Any termination or limitation of, or loss of exclusivity under, our exclusive or conditionally exclusive license agreements would have a material adverse effect on us and could delay or completely terminate our product development efforts.
We generally do not have the right under our material license agreements to control the protection of the patents licensed thereunder and, as a result, our licensors may take actions and make decisions that could materially adversely affect our business.
     Under our material license agreements, including, but not limited to, our license agreement for the primary patent for MyoCell, our licensors generally have the right to control the filing, prosecution, maintenance and defense of all licensed patents and patent applications and, if a third party infringes on any of those licensed patents, to control any legal or other proceedings instituted against that third party for infringement. As a result, our licensors may take actions or make decisions relating to these matters with which we do not agree or which could have a material adverse effect on our business. Likewise, our licensors may in the future grant licenses outside the field of heart damage treatment to third parties to use the patents and other intellectual property to which we have rights under our exclusive or conditionally exclusive license agreements. Should our licensors elect not to pursue the filing, prosecution or maintenance of a licensed patent application or patent or institute legal or other proceedings against a third party for infringements of those patents, then we may be required to undertake these proceedings alone or jointly with others, who may have interests that are different from ours. Under certain of our license agreements, we have no right to undertake these proceedings even if our licensors refuse to do so. As a result, we may have no control or only limited control over the prosecution, maintenance, defense and enforcement of patent applications and patents that are critical to our business. In that regard, certain of our license agreements require that we contribute to the costs of filing, prosecuting, maintaining, defending and enforcing the licensed patent applications, patents and other intellectual property, whether or not we agree with those actions. Further, such actions typically require the expenditure of considerable time and money.

We do not have patent protection for MyoCell outside of the United States and we may not be able to effectively enforce our intellectual property rights in certain countries, which could have a material adverse effect on our business.
     We are seeking or intend to seek regulatory approval to market our product candidates in a number of foreign countries, including various countries in Europe. MyoCell, however, is not protected by patents outside of the United States, which means that competitors will be free to sell products that incorporate the same technologies that are used in MyoCell in those countries, including in European countries, which we believe may be one of the largest potential markets for these product candidates. In addition, the laws and practices in some of those countries, or others in which we may seek to market our other product candidates in the future, may not protect intellectual property rights to the same extent as in the United States. We or our licensors may not be able to effectively obtain, maintain or enforce rights with respect to the intellectual property relating to our product candidates in those countries. Our lack of patent protection in one or more countries, or the inability to obtain, maintain or enforce intellectual property rights in one or more countries, could adversely affect our ability to commercialize our products in those countries and otherwise have a material adverse effect on our business.
Our success depends on the protection of our intellectual property rights, particularly the patents that have been licensed to us, and our failure to secure and maintain these rights would materially harm our business.
     Our commercial success depends to a significant degree on our ability to:
•	obtain and/or maintain protection for our product candidates under the patent laws of the United States and other countries;

•	defend and enforce our patents once obtained;

•	obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;

•	maintain trade secrets and other intellectual property rights relating to our product candidates; and

•	operate without infringing upon the patents and proprietary rights of third parties.
     The degree of intellectual property protection for our technology is uncertain, and only limited intellectual property protection may be available for our product candidates, which may prevent us from gaining or keeping any competitive advantage against our competitors. Although we believe the patents that have been licensed or sublicensed to us, and the patent applications that we own or that have been licensed to us, generally provide us a competitive advantage, the patent positions of biotechnology, biopharmaceutical and medical device companies are generally highly uncertain, involve complex legal and factual questions and have been the subject of much litigation. Neither the U.S. Patent and Trademark Office nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Further, a court or other government agency could interpret our patents in a way such that the patents do not adequately cover our current or future product candidates. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
     In particular, we cannot assure you that:
•	we or the owners or other inventors of the patents that we own or that have been licensed to us or that may be issued or licensed to us in the future were the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our patent applications will result in issued patents;

•	the patents and the patent applications that we own or that have been licensed to us or that may be issued or licensed to us in the future will provide a basis for commercially viable products or will provide us with any competitive advantages, or will not be challenged by third parties;

•	the patents and the patent applications that have been licensed to us are valid and enforceable;

•	we will develop additional proprietary technologies that are patentable;

•	we will be successful in enforcing the patents that we own or that have been licensed to us and any patents that may be issued or licensed to us in the future against third parties; or

•	the patents of third parties will not have an adverse effect on our ability to do business.
     Accordingly, we may fail to secure meaningful patent protection relating to any of our existing or future product candidates or discoveries despite the expenditure of considerable resources. Further, there may be widespread patent infringement in countries in which we may seek patent protection, including countries in Europe, which may instigate expensive and time consuming litigation which could adversely affect the scope of our patent protection. In addition, others may attempt to commercialize products similar to our product candidates in countries where we do not have adequate patent protection. Failure to obtain adequate patent protection for our product candidates, or the failure by particular countries to enforce patent laws or allow prosecution for alleged patent infringement, may impair our ability to be competitive. The availability of infringing products in markets where we have patent protection, or the availability of competing products in markets where we do not have adequate patent protection, could erode the market for our product candidates, negatively impact the prices we can charge for our product candidates, and harm our reputation if infringing or competing products are manufactured to inferior standards.
The patent we believe is the primary basis for the protection of MyoCell is scheduled to expire in the United States in July 2009 and if we are unable to secure a patent term extension, we will have to seek to protect MyoCell through a combination of patents on other aspects of our technology and trade secrets, which may not prove to be effective.
     We anticipate that we will seek to collaborate with the owners of the patent, Dr. Law and Cell Transplants International, to extend the term of this patent. In the event MyoCell is approved by the FDA prior to the patent expiration date and certain other material conditions are satisfied, we believe that this patent will be eligible for a five-year extension of its term until July 2014. It is likely, however, that the FDA will not complete review of and grant approval for MyoCell before this patent expires. In such event, a regular patent term extension will not be available, but Dr. Law and Cell Transplants International could request a one-year interim extension of the patent term during the period beginning six months before and ending fifteen days before the patent expiration. The request for interim extension must satisfy a number of material conditions including those conditions necessary to receive a regular patent term extension. Under certain circumstances the patent owner can request up to four additional one-year interim extensions. However, we cannot assure you that Dr. Law and Cell Transplants International will seek to obtain, or will be successful in obtaining, any regular or interim patent term extension.
     Once this patent expires, competitors will not be prevented from developing or marketing their own similar or identical compositions for the treatment of muscle degeneration, assuming they receive the requisite regulatory approval.

Our most important license agreement with respect to MyoCath is co-exclusive and the co-licensor of the intellectual property, a division of Abbott Laboratories, may also seek to commercialize MyoCath.
     In June 2003, we assigned our exclusive license to the primary patent protecting MyoCath to Advanced Cardiovascular Systems, Inc., or ACS, originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories. In connection with this agreement, ACS granted to us a coexclusive, irrevocable, fully paid-up license to this patent for the life of the patent. Because our license is coexclusive with ACS, ACS may, parallel to our efforts, seek to commercialize MyoCath if MyoCath secures regulatory approval. Accordingly, even if ACS does nothing to assist us to secure regulatory approval of MyoCath, ACS may become a direct competitor in the MyoCath manufacturing and supply business. In addition, pursuant to our agreement with ACS, we are prohibited from contracting with third parties for the distribution of MyoCath.
Our proposed pathway for securing regulatory approval of Bioheart Acute Cell Therapy is dependent on Tissue Genesis’ timely and successful completion of a Device Master File for the TGI 1200.
     We have developed a proposed pathway for seeking regulatory approval of Bioheart Acute Cell Therapy, which pathway depends on Tissue Genesis timely completing its Device Master File for the TGI 1200. A Device Master File is a voluntary submission to the FDA to provide confidential detailed information on a specific manufacturing facility, process, methodology, or component used in the manufacture, processing, or packaging of a medical device. Based upon our discussions with Tissue Genesis, we anticipate that the detailed information to be contained in the Device Master File to be filed by Tissue Genesis will be used in support of our IND application for Bioheart Acute Cell Therapy which, assuming favorable preclinical test results, we hope to file in the fourth quarter of 2007. We have no control over the content of the Device Master File and limited influence on the timing of its submission to the FDA. Our dependence upon Tissue Genesis to timely complete the Device Master File places us in a position where we cannot reliably predict our ability to meet our projected development timeline for Bioheart Acute Cell Therapy.
We have limited recourse available in the event that patents necessary for the use by our customers of the TGI 1200 product candidate, certain disposable products used in conjunction with this product candidate or processes or cells derived from this product candidate directly or indirectly infringe any patent rights of a third party.
     Our customers’ use of the TGI 1200 product candidate, certain disposable products used in conjunction with this product candidate and processes or cells derived from this product candidate may be determined to directly or indirectly infringe on patent rights held by third parties, including Thomas Jefferson University, or Third Party Patent Rights.
     The recourse available to us in the event that these patents are determined to directly or indirectly infringe any of the Third Party Patent Rights is limited by the terms of our exclusive license and distribution agreement with Tissue Genesis. Pursuant to this agreement, Tissue Genesis has agreed that we and our customers will not be liable for damages for directly or indirectly infringing any Third Party Patent Rights for the treatment of acute heart attacks. Tissue Genesis has, subject to certain conditions, also agreed to indemnify and hold harmless us and our customers from all claims that the products infringe any patents, copyrights or trade secret rights of a third party. However, if our use of the products is enjoined or if Tissue Genesis wishes to minimize its liability, Tissue Genesis may, at its option and expense, either:
•	substitute a substantially equivalent non-infringing product for the infringing product;

•	modify the infringing product so that it no longer infringes but remains functionally equivalent; or

•	obtain for us the right to continue using such item.

     If none of the foregoing is feasible, Tissue Genesis is required to accept a return of the infringing product and refund to us the amount paid for such product. Any termination of our right to use, lease or sell the TGI 1200, certain disposable products used in conjunction with this product candidate and/or the processes or cells derived from this product candidate or any inability by Tissue Genesis to refund to us the amounts we paid for such products could have a material adverse effect on us.
Patent applications owned by or licensed to us may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.
     The patent applications that we own and that have been licensed to us, and any future patent applications that we may own or that may be licensed to us, may not result in the issuance of any patents. The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, we cannot be certain as to the type and scope of patent claims to which we may in the future be entitled under our license agreements or that may be issued to us in the future. These applications may not be sufficient to meet the statutory requirements for patentability and therefore may not result in enforceable patents covering the product candidates we want to commercialize. Further, patent applications in the United States that are not filed in other countries generally are not published until at least 18 months after they are first filed and patent applications in certain foreign countries generally are not published until many months after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. As a result, we cannot be certain that we or any of our licensors was or will be the first creator of inventions covered by our (or their) patents or applications or the first to file such patent applications. As a result, our issued patents and patent applications could become subject to challenge by third parties that created such inventions or filed patent applications before us or our licensors, resulting in, among other things, interference proceedings in the U.S. Patent and Trademark Office to determine priority of discovery or invention. Interference proceedings, if resolved adversely to us or our licensors, could result in the loss of or significant limitations on patent protection for our products or technologies. Even in the absence of interference proceedings, patent applications now pending or in the future filed by third parties may prevail over the patent applications that have been or may be owned by or licensed to us or that we or our licensors may file in the future or may result in patents that issue alongside patents issued to us or our licensors or that may be issued or licensed to us in the future, leading to uncertainty over the scope of the patents owned by or licensed to us or that may in the future be owned by us or our freedom to practice the claimed inventions.
Our patents may not be valid or enforceable, and may be challenged by third parties.
     We cannot assure you that the patents that have been issued or licensed to us would be held valid by a court or administrative body or that we would be able to successfully enforce our patents against infringers, including our competitors. The issuance of a patent is not conclusive as to its validity or enforceability, and the validity and enforceability of a patent is susceptible to challenge on numerous legal grounds. Challenges raised in patent infringement litigation brought by or against us may result in determinations that patents that have been issued or licensed to us or any patents that may be issued to us or our licensors in the future are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in these patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property and our competitive advantage. Even if our patents are held to be enforceable, others may be able to design around our patents or develop products similar to our products that are not within the scope of any of our patents.
     In addition, enforcing the patents that have been licensed to us and any patents that may be issued to us in the future against third parties may require significant expenditures regardless of the outcome of such efforts. Our inability to enforce our patents against infringers and competitors may impair our ability to be competitive and could have a material adverse effect on our business.

Issued patents and patent licenses may not provide us with any competitive advantage or provide meaningful protection against competitors.
     We own, hold licenses or hold sublicenses to an intellectual property portfolio consisting of approximately 19 patents and 19 patent applications in the United States, and approximately twelve patents and 51 patent applications in foreign countries, for use in the field of heart muscle regeneration. However, the discoveries or technologies covered by these patents and patent licenses may not have any value or provide us with a competitive advantage and many of these discoveries or technologies may not be applicable to our product candidates at all. With the exception of the technology related to MyoCell, we have devoted limited resources to identifying competing technologies that may have a competitive advantage relative to ours, especially those competing technologies that are not perceived as infringing on our intellectual property rights. In addition, the standards that courts use to interpret and enforce patent rights are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, we cannot be certain as to how much protection, if any, will be afforded by these patents with respect to our products if we or our licensors attempt to enforce these patent rights and those rights are challenged in court.
     The existence of third party patent applications and patents could significantly limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from pursuing research, development or commercialization of product candidates or may be required to obtain licenses, if available, to these patents or to develop or obtain alternative technology. If another party controls patents or patent applications covering our product candidates, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our product candidates or we may be required to pay royalties, which could be substantial, to obtain licenses to use those patents or patent applications. We believe we will need to, among other things, license additional intellectual property to commercialize a number of our product candidates, including MyoCell II with SDF-1, in the form we believe may prove to be the most safe and/or effective.
     In addition, issued patents may not provide commercially meaningful protection against competitors. Other parties may seek and/or be able to duplicate, design around or independently develop products having effects similar or identical to our patented product candidates that are not within the scope of our patents. For example, we believe that a number of our competitors have proposed catheter designs that are apparently intended to avoid infringing upon our catheter related technology.
     Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued outside of the United States. We do not have patent protection for our product candidates in a number of our target markets and, under our license agreements, we may not have the right to initiate proceedings to obtain patents in those countries. The failure to obtain adequate patent protection for our product candidates in any country would impair our ability to be commercially competitive in that country.
Litigation or other proceedings relating to patent and other intellectual property rights could result in substantial costs and liabilities and prevent us from commercializing our product candidates.
     Our commercial success depends significantly on our ability to operate in a way that does not infringe or violate the intellectual property rights of third parties in the United States and in foreign countries. Except for the complaint filed against us by Dr. Law and Cell Transplants Asia, we are not currently a party to any litigation or other adverse proceeding with regard to our patents or intellectual property rights. However, the biotechnology, biopharmaceutical and medical device industries are characterized by a large number of patents and patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed patent applications or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Third parties may claim that our products or related technologies infringe their patents. Further, we, or our licensors, may need to participate in interference, opposition, protest, reexamination or other potentially adverse proceedings in the U.S. Patent and Trademark Office or in similar agencies of foreign governments with regards to our patents and intellectual property rights. In addition, we or our licensors may need to initiate suits to protect our intellectual property rights.
     Certain of our competitors in the field have acquired patents which might be used to attempt to prevent commercialization of MyoCell. We are aware of at least three such patent families. We believe the patents in these three families are narrow, and that we do not infringe any valid claims of these patents in our current practice. The U.S. Patent and Trademark Office has commenced a re-examination relating to one of these patent families. There is no assurance that we will receive a favorable ruling in this proceeding. In the event that the proceeding fails to result in limitation of the claims of the subject patent, such outcome may have a material adverse effect on our business, financial condition and results of operation.
     Litigation or any other proceeding relating to intellectual property rights, even if resolved in our favor, may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, in certain cases, result in substantial additional expenses to license technologies from third parties. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in any patent infringement suit or other adverse intellectual property proceeding could require us to pay substantial damages, including possible treble damages and attorneys’ fees, cease using our technology or developing or marketing our products, or require us to seek licenses, if available, of the disputed rights from other parties and potentially make significant payments to those parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party’s patented intellectual property, those rights may be nonexclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our product candidates or may have to cease some of our business operations as a result of patent infringement claims, which could materially harm our business. We cannot guarantee that our products or technologies will not conflict with the intellectual property rights of others.
     If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, cell culturing, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products if the redesigns are possible at all.
     Additionally, any involvement of us in litigation in which we or our licensors are accused of infringement may result in negative publicity about us or our products, injure our relations with any then-current or prospective customers and marketing partners and cause delays in the commercialization of our products.
If we are not able to protect and control unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.
     In addition to patented intellectual property, we also rely on unpatented technology, trade secrets, confidential information and proprietary know-how to protect our technology and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Trade secrets are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others.

     These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a material adverse effect on our business.
Other Risks Related to Our Business
Our operations are consolidated primarily in one facility. A disaster at this facility is possible and could result in a prolonged interruption of our business.
     All of our administrative operations and substantially all of our U.S. cell culturing operations are located at our facilities in Sunrise, Florida. Our business is and will continue to be influenced by local economic, financial and other conditions affecting the South Florida area. This may include prolonged or severe inclement weather in the South Florida area or a catastrophic event such as a hurricane, tropical storm or tornado, all of which are common events in Florida. In 2005, two named storms made landfall in the South Florida area. Hurricane and tropical storm damage could adversely affect our financial condition in a number of ways. Although we have a back-up generator and fuel tank capable of powering our offices for an estimated five to seven days in the event of a power outage, damage to our offices, road inaccessibility, flooding and employee dislocation could result in our inability to advance our research efforts or provide cell culturing services, temporary closure and the inability of our employees to report for work.
We depend on attracting and retaining key management and scientific personnel and the loss of these personnel could impair the development of our products candidates.
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with academic institutions, clinicians and scientists. In March 2007, we hired Mr. William M. Pinon to serve as our President and Chief Executive Officer and appointed Mr. Howard J. Leonhardt, who served as our Chief Executive Officer from inception until March 2007, as our Executive Chairman and Chief Technology Officer. We are highly dependent upon our senior scientific staff, many of whom have developed very specialized expertise in their position. The loss of services of one or more members of our senior scientific staff could significantly delay or prevent the successful completion of our clinical trials or commercialization of our product candidates. The employment of each of our employees with us is “at will,” and each employee can terminate his or her employment with us at any time. We do not have a succession plan in place for any of our officers and key employees. Although we are seeking to secure “key person” insurance on Mr. Leonhardt and Mr. Pinon, we do not carry insurance on any of our other key employees and, accordingly, their death or disability may have a material adverse effect on our business.

     The competition for qualified personnel in the life sciences field is intense. We will need to hire additional personnel, including regulatory and sales personnel, as we continue to expand our development activities. We may not be able to attract and retain quality personnel on acceptable terms given our geographic location and the competition for such personnel among life sciences, biotechnology, pharmaceutical and other companies. If we are unable to attract new employees and retain existing employees, we may be unable to continue our development and commercialization activities and our business may be harmed.
If we acquire other businesses and technologies our performance may suffer.
     If we are presented with opportunities, we may seek to acquire additional businesses and/or technologies. The acquisition of businesses and technologies may require significant expenditures and management resources that could otherwise be available for development of other aspects of our business and, despite the expenditures and use of resources, we may not immediately seek to further develop such technologies or seek to develop such technologies at all. In the past, we have expended resources to acquire rights to future product candidates which we have not chosen to develop to date as we have focused our efforts on the development of our lead product candidate. Future acquisitions may require the issuance of additional shares of stock or other securities which would further dilute your investment or the incurrence of additional debt and liabilities which could create additional expenses, any of which may negatively impact our financial results and result in restrictions on our business that may harm our future outlook and cause our stock price to decline.
We may not be able to effectively manage our future growth.
     If we are able to commercialize one or more of our product candidates, we may not be able to manage future growth following such commercialization because:
•	we may be unable to effectively manage our personnel and financial operations;

•	we may be unable to hire or retain key management and staff; and

•	commercial success may stimulate competitive challenges that we may be unable to meet, resulting in declining market share and sales of our products.
     Although certain members of our management team have prior experience in successfully developing, seeking regulatory approval for and commercializing medical products, we have never successfully developed, obtained regulatory approval for and commercialized any drug, device or therapy or operated our business outside of the development stage and our ability to successfully do so is unproven. Any inability to manage our growth effectively could adversely affect our business.
Expansion into international markets is important to our long-term success, and our inexperience in operations outside the United States increases the risk that our international operations may not be successful.
     We believe that our future growth depends on obtaining regulatory approvals to sell our product candidates in foreign countries and our ability to sell our product candidates in those countries. It is our intention to initially seek regulatory approval of MyoCell in certain countries in Europe. We and our management team have only limited experience with operations outside the United States. We believe that many of the risks we face in the United States are heightened in international markets because, among other things, our existing management team has devoted the vast majority of their professional careers to businesses located in the United States. As a result, our management team may be more likely than their European counterparts to inaccurately assess, estimate or project:

•	whether the foreign regulatory authorities will require, among other things, additional testing and different clinical designs than the FDA;

•	the amount, type and relative statistical significance of the safety and efficacy data that the foreign regulatory authorities will require prior to granting regulatory approval of our product candidates;

•	which countries will adopt reimbursement policies that are favorable to us;

•	the number of patients that will be eligible to use MyoCell if it ever receives regulatory approval; and

•	subject to regulatory approval of our product candidates, whether the international marketplace will accept our product candidates.
     In addition, our goal of selling our products into international markets will require management attention and resources and is subject to inherent risks, which may adversely affect us, including:
•	unusual or burdensome foreign laws or regulations and unexpected changes in regulatory requirements, including potential restrictions on the transfer of funds;

•	no or less effective protection of our intellectual property;

•	foreign currency risks;

•	political instability, including adverse changes in trade policies between countries in which we may maintain operations; and

•	longer accounts receivable payment cycles and difficulties in collecting payments.
     These factors and other factors could adversely affect our ability to execute our international marketing strategy or otherwise have a material adverse effect on our business.
Because we have operated as a private company, we have no experience complying with public company obligations. Compliance with these requirements will increase our costs and require additional management resources, and we may still fail to comply.
     We will incur significant additional legal, accounting, insurance and other expenses as a result of being subject to the reporting requirements of the Exchange Act that we have not incurred as a private company. For example, laws and regulations affecting companies subject to the Exchange Act, including the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules related to corporate governance and other matters subsequently adopted by the Securities and Exchange Commission will result in substantially increased costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business. These rules and any related regulations that may be proposed in the future will likely make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these laws, rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur, but we expect our operating results will be adversely affected by the costs of operating as a public company.
Our internal control over financial reporting may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.
     In connection with the audit of our financial statements for the year ended December 31, 2005, we identified a significant deficiency in our internal control over financial reporting which constituted a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiency related to our year-end closing methodologies and was based on the number and size of year-end adjustments we recorded. As of December 31, 2006, our management determined that this material weakness and significant deficiency was remedied through, among other things, our addition of a chief financial officer and a corporate controller. We may still experience material weaknesses and significant deficiencies in the future, which, if not remediated, may render us unable to prevent or detect in a timely manner material misstatements that could occur in our monthly or interim financial statements.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
     As a company subject to the Exchange Act reporting requirements, commencing with our annual report for the fiscal year ending December 31, 2008, we will be required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal control over financial reporting also will involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that our internal control over financial reporting is effective in accordance with Section 404, and our independent registered public accounting firm may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.
We face intense competition in the biotechnology and healthcare industries.
     We face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical, medical device and biotechnology companies developing heart failure treatments both in the United States and abroad, as well as numerous academic and research institutions, governmental agencies and private organizations engaged in drug discovery activities or funding both in the United States and abroad. We also face competition from entities and healthcare providers using more traditional methods, such as surgery and pharmaceutical regimens, to treat heart failure. We believe there are a substantial number of heart failure products under development by numerous pharmaceutical, biopharmaceutical, medical device and biotechnology companies, and it is likely that other competitors will emerge. We are also aware of several competitors developing cellbased therapies for the treatment of heart damage, including MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc., Baxter International, Inc., Osiris Therapeutics, Inc., Viacell, Inc., Cytori Therapeutics, Inc. and potentially others. We also recognize that there may be competitors and competing technologies, therapies and/or products that we are not aware of.

     These third parties also compete with us in recruiting and retaining qualified personnel, establishing clinical trial sites and registering patients for clinical trials, as well as acquiring or licensing intellectual property and technology. Many competitors have more experience than we do in research and development, marketing, cell culturing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. The competitors, some of which have their own sales and marketing organizations, have greater financial and technical resources than we do and may be better equipped than we are to sell competing products, obtain patents that block or otherwise inhibit our ability to further develop and commercialize our product candidates, obtain approvals from the FDA or other regulatory agencies for products more rapidly than we do, or develop treatments or cures that are safer or more effective than those we propose to develop. In addition, academic institutions, governmental agencies, and other public and private organizations conducting research in the field of heart damage may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.
     MyoCell is a clinical therapy designed to be utilized at least a few months after a patient has suffered heart damage. Our competitors may discover technologies and techniques for the acute treatment of heart failure, which, if successful in treating heart failure shortly after its occurrence, may reduce the market size for treatments for chronic heart damage, including MyoCell.
Our industry is subject to rapid technological change.
     Our industry is subject to rapid technological change and our cellular-based therapies involve new and rapidly developing technology. Our competitors may discover and develop new technologies and techniques, or enter into partnerships with collaborators in order to develop, competing products that are more effective or less costly than the product candidates we hope to secure regulatory approval for. In light of the industry’s limited experience with cell-based therapies and the dedication of significant resources to a better understanding of this field, we expect these cell-based technologies to undergo significant change in the future. For example, some of our competitors are exploring whether the use of cells, other than myoblasts, is safer or more effective than MyoCell. If there is rapid technological development or new product introductions, our current and future product candidates or methods may become obsolete or noncompetitive before or after we commercialize them.
We have a contingent liability under California law due to our issuances of some securities that may have violated California securities laws.
     We believe that we may have issued options to purchase common stock to certain of our employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, we intend to make a rescission offer to these persons pursuant to a registration statement we expect to file after our planned initial public offering under the Securities Act and pursuant to California securities laws. We will make this offer to all persons who have a continuing right to rescission, which we believe to include two persons. In the rescission offer, in accordance with California law, we will offer to repurchase all options issued to these persons at 77% of the option exercise price times the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that may be subject to rescission as of November 1, 2007, assuming that all such options are tendered in the rescission offer, we estimate that our total rescission liability would be up to approximately $350,000. However, as we believe there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by us, no liability has been recorded in our financial statements.

Risks Related to Our Common Stock
There is no trading market for our stock, and no assurance such a market will develop in the future.
     There is no public market for our common stock. Consequently, the liquidity of an investment in our capital stock is limited. In addition, a substantial majority of our shareholders are subject to transfer restrictions contained in various shareholders agreements, which restrictions will not terminate until the completion of an initial pubic offering, if ever. Even if our proposed public offering is completed, we cannot offer any assurance that an active trading market for our common stock will develop or how liquid that market may become. Realization of any gains on an investment in us will be principally dependent upon our ability to effectuate one or more liquidity-providing transactions.
Our Executive Chairman has significant control of our management and affairs, which he could exercise against your best interests.
     Mr. Leonhardt, our Executive Chairman and Chief Technology Officer, owns approximately 34.4% of our outstanding common stock based on shares outstanding as of September 30, 2007.
     Since our inception, Mr. Leonhardt has, at various times, provided us with financial support, including by:
•	providing a $3.3 million limited personal guarantee of the Bank of America Loan and pledging securities accounts with Bank of America to back-up this limited personal guarantee;

•	providing a personal guarantee of our obligations under the lease for our facilities in Sunrise, Florida; and

•	providing a personal guarantee of our corporate credit cards.
     We anticipate that we may continue to enter into transactions with Mr. Leonhardt in the future. Although we believe that all prior transactions with Mr. Leonhardt were on terms no less favorable to us than could have been obtained from unaffiliated third parties, there can be no assurances that future transactions or arrangements between us and Mr. Leonhardt will be advantageous to us, that conflicts of interest will not arise with respect to such transactions or arrangements, or that if such conflicts arise, they will be resolved in a manner favorable to us.
     The following transactions or events, among others, could increase Mr. Leonhardt’s direct or indirect influence over our management by increasing his ownership of our common stock and otherwise:
•	Mr. Leonhardt could purchase additional shares of our common stock pursuant to the exercise of outstanding warrants and options;

•	Mr. Leonhardt could purchase additional shares of our common stock in the secondary market;

•	Mr. Leonhardt could receive additional options to purchase shares of our common stock in his capacity as a director, our Executive Chairman and/or Chief Technology Officer; and

•	upon our request, Mr. Leonhardt could agree to accept shares of common stock and/or other securities, rights or privileges as payment in kind for obligations we owe to him under various existing and/or future obligations.
     For instance, we anticipate that we might offer common stock or other securities to satisfy our various obligations to Mr. Leonhardt and various other guarantors of the Bank of America Loan. We cannot predict the terms, if any, upon which Mr. Leonhardt would agree to accept such securities.
     As a result of his current holdings of our common stock and proxy rights granted to him under various shareholder agreements, Mr. Leonhardt currently has the right to vote on behalf of more than 50% of our outstanding shares of common stock. While the proxy rights will terminate in the event we consummate an initial public offering, Mr. Leonhardt could continue to have a significant influence over the outcome of all corporate actions requiring shareholder approval, including the election of directors. This concentration of ownership in the hands of Mr. Leonhardt may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other shareholders.

Anti-takeover provisions of Florida law, our articles of incorporation and our bylaws may prevent or delay an acquisition of us that shareholders may consider favorable or attempts to replace or remove our management that could be beneficial to our shareholders.
     Our articles of incorporation and bylaws contain provisions, such as the right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our shareholders, all of which could make it more difficult for a third party to acquire us without the consent of our board of directors. In addition, our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Florida Business Corporation Act contains an “affiliated transaction” provision that prohibits a publicly-held Florida corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested shareholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder; (ii) the interested shareholder has owned at least 80% of the corporation’s outstanding voting shares for at least five years; or (iii) the transaction is approved by the holders of two-thirds of the corporation’s voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation’s outstanding voting shares. The Florida Business Corporation Act also prohibits the voting of shares in a publicly-held Florida corporation that are acquired in a “control share acquisition” unless the holders of a majority of the corporation’s voting shares (exclusive of shares held by officers of the corporation, inside directors or the acquiring party) approve the granting of voting rights as to the shares acquired in the control share acquisition or unless the acquisition is approved by the corporation’s Board of Directors. These provisions may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.
We do not intend to pay cash dividends on our common stock in the foreseeable future and, accordingly, capital appreciation of our common stock, if any, will be a shareholder’s sole source of gain from an investment in our common stock.
     Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investments, if any and this capital appreciation, if any, will be a shareholder’s sole source of gain from an investment in the common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation and by applicable law. In addition, under the terms of the BlueCrest Loan, we are restricted from paying cash dividends to our shareholders while this loan is outstanding. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.
Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.
     Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the Nasdaq Global Market, or even if so, has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the nine months ended September 30, 2007, we have issued the following securities in unregistered transactions pursuant to Section 4(2) of the Securities Act and the following regulations promulgated thereunder: Rule 701 and Regulation D.
Rule 701
     During the nine month period ended September 30, 2007, we issued, to directors, employees and consultants, stock options to purchase an aggregate of 295,088 shares of our common stock at an exercise price of $8.47 per share and an aggregate exercise price of $2,498,156. Between January 1, 2007 and September 30, 2007, we issued 18,441 shares of our common stock upon the exercise of options described above.
     The issuances listed above were deemed exempt from registration under the Securities Act, pursuant to Rule 701 thereunder. In accordance with Rule 701, the shares were issued pursuant to a written compensatory benefit plan and/or written compensation contract and the issuances did not, during any consecutive 12 month period, exceed 15% of the then outstanding shares of our common stock, calculated in accordance with the provisions of Rule 701.
Rule 506 of Regulation D and Section 4(2)
     During the nine month period ended September 30, 2007, we issued an aggregate of 529,432 shares of our common stock at $7.69 per share for an aggregate sales price of $4,071,332. In connection with $3 million of the foregoing issuances we paid to an affiliate of one of our directors a fee of $150,000.
     In June 2007, we issued BlueCrest Capital a warrant to purchase 65,030 shares of our common stock with a per share exercise price of $7.69 in connection with the BlueCrest Loan. In June 2007, we issued to Mr. and Mrs. Leonhardt, the Director Guarantors and the Shareholder Guarantor warrants to purchase an aggregate of 216,095 shares of our common stock with a per share exercise price of $7.69 in connection with their collateralization of the Bank of America Loan. In September 2007, we issued to the New Guarantors warrants to purchase an aggregate of 60,118 shares of our common stock with a per share exercise price of $7.69 in connection with their collateralization of the Bank of America Loan. In October 2007, we issued to Mr. and Mrs. Leonhardt a warrant to purchase 81,547 shares of our common stock with a per share exercise price of $7.69 in connection with their collateralization of the Bank of America Loan. In October 2007, we issued to the Shareholder Guarantor a warrant to purchase 101,934 shares of our common stock with a per share exercise price of $7.69.

     The sales of the above securities were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. All recipients were either accredited or sophisticated investors, as those terms are defined in the Securities Act and the regulations promulgated thereunder. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
Item 4. Submission of Matters to a Vote of Security Holders
     On September 18, 2007 our shareholders approved the amendment and restatement of our Articles of Incorporation (the “Amendment”), by an action by written consent pursuant to Section 607.0704 of the Florida Business Corporation Act. As part of the Amendment, our total authorized capital stock was increased, such that we now have 50,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock. Written consents were received by us from shareholders holding an aggregate of 11,136,768 shares of our then outstanding shares of capital stock, representing 11,136,768 votes in favor of this matter and written consents were not received from shareholders holding an aggregate of 10,445,927 shares of our then outstanding shares of capital stock, representing 10,445,927 votes entitled to vote on such matter.

Item 6. Exhibits

Exhibit
No.		Exhibit Description

3.1	(6)	Amended and Restated Articles of Incorporation of the registrant, as amended.
3.3	(1)	Amended and Restated Bylaws
4.1		Reference is made to exhibits 3.1 through 3.3
4.2	(6)	Form of Common Stock Certificate
4.3	(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
10.1**	(1)	1999 Officers and Employees Stock Option Plan
10.2**	(1)	1999 Directors and Consultants Stock Option Plan
10.3	(1)	Form of Option Agreement under Officers and Employees Stock Option Plan
10.4	(3)	Form of Option Agreement under Directors and Consultants Stock Option Plan
10.5	(4)	Consulting Agreement between the registrant and Richard Spencer III, dated March 18, 2004.
10.6**	(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.7	(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.8	(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.9	(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.10	(1)	Intentionally omitted
10.11	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.12	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.13	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and the R&A Spencer Family Limited Partnership
10.14	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and Magellan Group Investments, LLC
10.15	(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.16	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.17	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.18	(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.
10.19	(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
10.20	(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.21	(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***
10.22	(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.

Exhibit
No.		Exhibit Description
10.23	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.24	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.25	(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
10.26	(6)	Warrant to purchase shares of the registrant’s common stock issued to Dan Marino
10.27	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.28	(6)	Warrant to purchase shares of the registrant’s common stock issued to Jason Taylor
10.29	(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.30	(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
10.31	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.32	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
31.1	(8)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(8)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(8)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(8)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Indicates management contract or compensatory plan.

***	Portions of this document have been omitted and were filed separately with the SEC on August 9, 2007 pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 5, 2007

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

(8)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.
Date: November 15, 2007	By:	/s/ William H. Kline
William H. Kline
Chief Financial Officer and Principal Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Exhibit Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002