Form 10-K
period 2007-12-31
BIOHEART, INC.
filed 2008-03-28
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33718
BIOHEART, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0945967
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13794 NW 4th Street, Suite 212, Sunrise, Florida	33325
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (954) 835-1500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not listed on any exchange or quoted on any over-the-counter market. Our common stock began trading on the NASDAQ Global Market on February 19, 2008. As of March 17, 2008, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the NASDAQ Global Market as of March 17 2008, was approximately $37.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of March 17, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of March 17, 2008 was 14,447,138.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof)

BIOHEART, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2007

PART I
Item 1. Business
Overview
     We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from the patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. The core technology used in MyoCell has been the subject of human clinical trials conducted over the last six years involving 89 enrollees and 75 treated patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40 patient Phase II clinical trial in various countries in Europe, and the MYOHEART Trial, a completed 20 patient Phase I dose escalation trial in the United States. We have been cleared by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330 patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007 and intend to seek to have final data available for the MARVEL Trial in the fourth quarter of 2009. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell culturing services for treatment of patients by interventional cardiologists.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage, and MyoCell SDF-1, a therapy utilizing autologous cells genetically modified to express additional growth factors. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
     We were incorporated in the state of Florida in August 1999. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on our corporate web site at www.bioheartinc.com. Information contained on the web site does not constitute part of, and is not incorporated by reference in, this report.
MyoCell
     MyoCell is a clinical therapy intended to improve cardiac function and designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. An interventional cardiologist performs this minimally invasive procedure using an endoventricular catheter. We have entered into an agreement with a Johnson & Johnson company to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell in the MARVEL Trial.
     When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell is able to avoid certain challenges currently faced by other types of cell-based clinical therapies including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available treatment has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

     Final twelve month data from the MYOHEART Trial was presented by the lead investigator of the trial on January 18, 2008 at the Fourth Annual International Conference on Cell Therapy for Cardiovascular Disease. The purpose of the MYOHEART Trial was to assess the safety and efficacy of MyoCell delivered via MyoCath. Although only a limited subset of the data reached statistical significance due, in part, to the limited number of patients treated, the lead investigator indicated that the safety and preliminary efficacy of MyoCell is suggested. He further indicated that, in combination with results from other non-randomized and randomized clinical trials, including interim results from the SEISMIC Trial and final results from the Myoblast Autologous Graft in Ischemic Cardiomyopathy (MAGIC) clinical trial sponsored by MG Biotherapeutics, LLC, there is sufficient justification to proceed to a potentially pivotal, clinical end-point driven trial.
     Interim data from the SEISMIC Trial was presented by the lead investigator of the trial on January 18, 2007 at the Third Annual International Conference on Cell Therapy for Cardiovascular Diseases and was subsequently published in EuroIntervention Supplement B by the lead investigator and other contributing authors (including our Vice President of Clinical Affairs and Physician Relations). The purpose of the SEISMIC trial is to assess the safety and efficacy of MyoCell delivered via MyoCath. The lead investigator for the SEISMIC Trial presented data for 16 treated patients and nine control group patients for which at least one-month follow-up data was available. He reported on three efficacy endpoints: Six-Minute Walk Distance scores, NYHA Class and left ventricular ejection fraction, or LVEF. In the EuroIntervention article summarizing the same data presented by the lead investigator, the authors noted that, although complete efficacy data are not yet available and safety data are not yet fully adjudicated, these preliminary results suggested that myoblast therapy for heart failure is largely safe and effective. The authors further indicated that (i) the risk of irregular heartbeats is largely manageable with close observation and prophylactic use of ICDs and anti-arrhythmic drug therapy and (ii) when irregular heartbeats do occur, they typically appear during the first months following implantation and can largely be mitigated with appropriate medical management. According to the authors, patients treated with MyoCell also tend to show improvement in quality of life and mechanical function over time, as evidenced by previously completed clinical studies and the initial reported trends from the interim SEISMIC Trial data. As described in greater detail below in the Section entitled “Clinical Trials and Planned Clinical Trials”, 18 treated patients in the MYOHEART and SEISMIC Trials experienced serious adverse events, including three patient deaths, in the follow-up period. However, other than irregular heartbeats, patients in these clinical trials have not experienced a larger number of serious adverse events than would be expected to be experienced by patients of similar clinical status. We continue to receive interim data from the SEISMIC Trial, which data, summarized in more detail below, appear to be generally consistent with the interim data presented in January 2007.
     We believe additional testing must be completed before we will, if ever, have sufficient data to apply for and reasonably expect to receive regulatory approval of MyoCell. However, if the final SEISMIC Trial data, expected to be available at the end of March 2008, is generally consistent with the interim data, we intend to seek, in the second quarter of 2008, approval from various European regulatory bodies to market MyoCell to treat the Class III Subgroup. Provided that we are able to secure additional capital within the next three months, we intend to seek to enroll and treat all of the clinical patients in the MARVEL Trial by the end of the fourth quarter of 2008. If we meet that enrollment timeline, we would expect final trial results in the fourth quarter of 2009. If the final safety and efficacy results provide what we believe is significant evidence that MyoCell is safe and effective, we anticipate submitting such data to the FDA to obtain regulatory approval of MyoCell. However, we face the risks that future clinical test results will not assist us in demonstrating the safety and efficacy of MyoCell and that the results of subsequent testing will not corroborate earlier results.
     In addition to studies we have sponsored, we understand that myoblast-based clinical therapies have been the subject of at least eleven clinical trials involving more than 325 enrollees, including at least 235 treated patients. Although we believe many of the trials are different from the trials sponsored by us in a number of important respects, it is our view that the trials have advanced the cell therapy industry’s understanding of the potential opportunities and limitations of myoblast-based therapies.
     We believe the market for treating patients in NYHA Class II or NYHA Class III heart failure is significant. According to the AHA Statistics and the European Society of Cardiology Task Force for the Treatment of Chronic Heart Failure, in the United States and Europe there are approximately 5.2 million and 9.6 million, respectively, patients with heart failure. The AHA Statistics further indicate that, after heart failure is diagnosed, the one-year mortality rate is high, with one in five dying and that 80% of men and 70% of women under age 65 who have heart failure will die within eight years. We believe that approximately 60% of heart failure patients are in either NYHA Class II or NYHA Class III heart failure based upon a 1999 study entitled “Congestive Heart Failure Due to Diastolic or Systolic Dysfunction – Frequency and Patient Characteristics in an Ambulatory Setting” by Diller, PM, et. al.
Business Strategy
     Our principal objective is to become a leading company that discovers, develops and commercializes novel, autologous cell therapies, and related devices, for the treatment of chronic and acute heart damage. To achieve this objective, we plan to pursue the following key strategies:
•	Obtain initial regulatory approval of MyoCell by targeting patients with severe heart damage. In July 2007, we treated the final patient in the SEISMIC Trial, which is comprised of 40 patients, including 26 treated patients. If the final SEISMIC Trial data, expected to be available at the end of March 2008, is generally consistent with the interim data, we intend to seek, in the second quarter of 2008, approval from various European regulatory bodies to market MyoCell to treat the Class III Subgroup. By targeting a class of patients for whom existing therapies are very expensive, unavailable or not sufficiently effective, we hope to expedite regulatory approval of MyoCell. Assuming our U.S. clinical trial experience is comparable to our experience to date in European trials, we anticipate utilizing a similar strategy in our efforts to secure U.S. regulatory approval of our lead product candidate.

•	Obtain regulatory approval of MyoCell to treat patients with less severe heart damage. If we obtain initial regulatory approval of MyoCell for the Class III Subgroup, we intend to continue to sponsor clinical trials in an effort to demonstrate that MyoCell should receive regulatory approval to treat all patients in NYHA Class II or NYHA Class III heart failure and, provided we believe we have a reasonable basis to support such an indication, we intend to seek regulatory approval for these patients.

•	Continue to develop our pipeline of cell-based therapies and related devices for the treatment of chronic and acute heart damage. In parallel with our efforts to secure regulatory approval of MyoCell, we intend to continue to develop and test other product candidates for the treatment of chronic and acute heart damage. These efforts are expected to initially focus on our Bioheart Acute Cell Therapy, TGI 1200, MyoCell SDF-1, MyoCath and MyoCath II product candidates.

•	Develop our sales and marketing capabilities. In advance of U.S. regulatory approval of our lead product candidate, we intend to internally build a sales force which we anticipate will market MyoCell primarily to interventional cardiologists.

•	Continue to refine our MyoCell cell culturing processes. We are seeking to automate a significant portion of our cell culturing processes in an effort to further reduce our culturing costs and processing times. In addition, we are seeking to further optimize our processing times by building our facilities, or contracting with a small number of cell culturing facilities, in strategic regional locations.

•	Expand and enhance our intellectual property rights. We intend to continue to expand and enhance our intellectual property rights.

•	License, acquire and/or develop complementary products and technologies. We intend to strengthen and expand our product development efforts through the license, acquisition and/or development of products and technologies that support our business strategy.
Industry Background
Myocardial Infarction (Heart Attack)
     Myocardial infarction, or MI, commonly known as a heart attack, occurs when a blockage in a coronary artery severely restricts or completely stops blood flow to a portion of the heart. When blood supply is greatly reduced or blocked for more than a short period of time, heart muscle cells die. If the healthy heart muscle cells do not replace the dead cells within approximately two months, the injured area of the heart becomes unable to function properly. In the healing phase after a heart attack, white blood cells migrate into the affected area and remove the dead heart muscle cells. Then, fibroblasts, the connective tissue cells of the human body, proliferate and form a collagen scar in the affected region of the heart. Following a heart attack, the heart’s ability to maintain normal function will depend on the location and amount of damaged tissue. The remaining initially undamaged heart muscle tissue must perform more work to adequately maintain cardiac output. Because the uninjured region is then compelled to work harder than normal, the heart can progressively deteriorate until it is unable to pump adequate blood to oxygenate the body properly leading to heart failure and ultimately death.
Congestive Heart Failure (CHF)
     Congestive heart failure, or CHF, is a debilitating condition that occurs as the heart becomes progressively less able to pump an adequate supply of blood throughout the body resulting in fluid accumulation in the lungs, kidneys and other body tissues. Persons suffering from NYHA Class II or worse heart failure experience high rates of mortality, frequent hospitalization and poor quality of life. CHF has many causes, generally beginning in patients with a life-long history of high blood pressure or after a patient has suffered a major heart attack or some other heart-damaging event. CHF itself may lead to other complicating factors such as pulmonary hypertension, edema, pulmonary edema, liver dysfunction and kidney failure. Although medical therapy for CHF is improving, it remains a major debilitating condition. According to the American Heart Association Heart Disease Statistics – 2007 Update, the estimated, total direct and indirect costs of heart failure in the United States in 2006 were approximately $33.2 billion.
Classifying Heart Failure
     The NYHA heart failure classification system provides a simple and widely recognized way of classifying the extent of heart failure. It places patients in one of four categories based on how limited they are during physical activity. NYHA Class I heart failure patients have no limitation of activities and suffer no symptoms from ordinary activities. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion. NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest. NYHA Class IV heart failure patients generally suffer discomfort and symptoms at rest and should remain confined to a bed or chair.
     The risk of hospitalization and death increases as patients progress through the various stages of heart failure. The risk of hospitalization due to heart failure for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.2, 2.3 and 3.7 times greater than for patients in NYHA Class I heart failure according to a 2006 American Heart Journal article entitled “Higher New York Heart Association Classes and Increased Mortality and Hospitalization in Patients with Heart Failure and Preserved Left Ventricular Function”’ by Ahmed, A et al. Similarly, according to this same article, the risk of death from all causes for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.5, 2.6 and 8.5 times greater than for patients in NYHA Class I heart failure.
     The following chart illustrates the various stages of heart failure, their NYHA classifications and the associated current standard of treatment.

NYHA
Class	NYHA Functional Classification(1)	Specific Activity Scale(2)(3)	Current Standard of Treatment(4)
I	Symptoms only with above normal physical activity	Can perform more than 7 metabolic equivalents	ACE Inhibitor, Beta-Blocker

II	Symptoms with normal physical activity	Can perform more than 5 metabolic equivalents	ACE Inhibitor, Beta-Blocker, Diuretics

III	Symptoms with minimal physical activity	Can perform more than 2 metabolic equivalents	ACE Inhibitor, Beta-Blocker, Diuretics, Digoxin, Bi-ventricular pacers

IV	Symptoms at rest	Cannot perform more than 2 metabolic equivalents	ACE Inhibitor, Beta-Blocker, Diuretics, Digoxin, Hemodynamic Support, Mechanical Assist Devices, Bi-ventricular pacers, Transplant

(1)	Symptoms include fatigue, palpitations, shortness of breath and chest pain; normal activity is equivalent to walking one flight of stairs or several blocks.

(2)	Based upon the Goldman Activity Classification of Heart Failure, which classifies severity of heart failure based on estimated metabolic cost of various activities; the four classes of the Goldman Activity Classification system correlate to the NYHA Classes.

(3)	7 metabolic equivalents = shovel snow, carry 24 lbs. up 8 stairs, recreational sports; 5 metabolic equivalents = garden, rake, dance, walk 4 mph on level ground, have intercourse; 2 metabolic equivalents = shower without stopping, strip and make bed, dress without stopping.

(4)	Source: American College of Cardiology/ American Heart Association 2005 Guideline Update for the Diagnosis and Management of Chronic Heart Failure in the Adult.
Diagnosis and Management of Heart Failure
     Heart disease has been the leading cause of death from 1950 through 2003 within the United States according to the U.S. Department of Health and Human Services. In addition, heart failure is the single most frequent reason for hospitalization in the elderly according to a 2007 study entitled “Long-Term Costs and Resource Use in Elderly Participants with Congestive Heart Failure” by Liao, L., et al. The American College of Cardiology/ American Heart Association 2005 Guideline Update for the Diagnosis and Management of Chronic Heart Failure in the Adult, or the ACC/ AHA Guidelines, provides recommendations for the treatment of chronic heart failure in adults with normal or low LVEF. The treatment escalates and becomes more invasive as the heart failure worsens. Current treatment options for severe, chronic heart damage include, but are not limited to, heart transplantation and other surgical procedures, bi-ventricular pacers, drug therapies, ICDs, and ventricular assist devices. Therapies utilizing drugs, ICDs and bi-ventricular pacers are currently by far the most commonly prescribed treatments for patients suffering from NYHA Class II or NYHA Class III heart failure. Since the therapies generally each address a particular feature of heart disease or a specific subgroup of heart failure patients, the therapies are often complementary and used in combination.
     Drug Therapies. The ACC/AHA Guidelines recommend that most patients with heart failure should be routinely managed with a combination of ACE inhibitors, beta-blockers and diuretics. The value of these drugs has been established by the results of numerous large-scale clinical trials and the evidence supporting a central role for their use is, according to the ACC/ AHA Guidelines, compelling and persuasive. ACE inhibitors and beta blockers have been shown to improve a patient’s clinical status and overall sense of well being and reduce the risk of death and hospitalization. Side effects of ACE inhibitors include hypotension, worsening kidney function, potassium retention, cough and angioedema. Side effects of beta-blockers include fluid retention, fatigue, bradycardia and heart block and hypotension.
     Bi-ventricular Pacers. The ACC/ AHA Guidelines recommend bi-ventricular pacers for persons who, in addition to suffering from heart failure, have left and right ventricles that do not contract in sync, known as ventricular dyssynchrony and who have a LVEF less than or equal to 35%, sinus rhythm and NYHA Class III or NYHA Class IV symptoms despite recommended optimal medical therapy. Bi-ventricular pacers are surgically implanted electrical generators that function primarily by stimulating the un-damaged portion of the heart to beat more strongly using controlled bursts of electrical currents in synchrony. Compared with optimal medical therapy alone, bi-ventricular pacers have been shown in a number of clinical trials to significantly decrease the risk of all-cause hospitalization and all-cause mortality as well as to improve LVEF, NYHA Class and Quality of Life. According to the ACC/AHA Guidelines, there are certain risks associated with the bi-ventricular pacer including risks associated with implantation and device-related problems.
     Implantable Cardioverter Defibrillators. ACC/AHA Guidelines recommend ICDs primarily for patients who have experienced a life-threatening clinical event associated with a sustained irregular heartbeat and in patients who have had a prior heart attack and a reduced LVEF. ICDs are surgically implanted devices that continually monitor patients at high risk of sudden heart attack. When an irregular rhythm is detected, the device sends an electric shock to the heart to restore normal rhythm. In 2001, ICDs were implanted in approximately 62,000 and 18,000 patients in the United States and Europe, respectively. Although ICDs have not demonstrated an ability to improve cardiac function, according to the ACC/AHA Guidelines, ICDs are highly effective in preventing sudden death due to irregular heartbeats. However, according to the ACC/AHA Guidelines, frequent shocks from an ICD can lead to a reduced quality of life, whether triggered appropriately or inappropriately. In addition, according to the ACC/AHA Guidelines, ICDs have the potential to aggravate heart failure and have been associated with an increase in heart failure hospitalizations.

     Heart Transplantation and Other Surgical Procedures. According to the ACC/ AHA Guidelines, heart transplantation is currently the only established surgical approach for the treatment of severe heart failure that is not responsive to other therapies. Heart transplantation is a major surgical procedure in which the diseased heart is removed from a patient and replaced with a healthy donor heart. Heart transplantation has proven to dramatically improve cardiac function in a majority of the patients treated and most heart transplant recipients return to work, travel and normal activities within three to six months after the surgery. In addition, the risk of hospitalization and mortality for transplant recipients is dramatically lower than the risk faced by patients in NYHA Class III or NYHA Class IV heart failure. Heart transplants are not, for a variety of reasons, readily available to all patients with severe heart damage. The availability of heart transplants is limited by, among other things, cost and donor availability. In addition to the significant cost involved and the chronic shortage of donor hearts, one of the serious challenges in heart transplantation is potential rejection of the donor heart. For many heart transplant recipients, chronic rejection significantly shortens the length of time the donated heart can function effectively and such recipients are generally administered costly anti-rejection drug regimens which can have adverse and potentially severe side effects.
     There are a number of alternate surgical approaches for the treatment of severe heart failure under development, including cardiomyoplasty, a surgical procedure where the patient’s own body muscle is wrapped around the heart to provide support for the failing heart, the Batista procedure, a surgical procedure that reduces the size of an enlarged heart muscle so that the heart can pump more efficiently and vigorously, and the Dor procedure. According to the ACC/AHA Guidelines, both cardiomyoplasty and the Batista procedure have failed to result in clinical improvement and are associated with a high risk of death. The Dor procedure involves surgically removing scarred, dead tissue from the heart following a heart attack and returning the left ventricle to a more normal shape. While the early published single-center experience with the Dor procedure demonstrated early and late improvement in NYHA Class and LVEF, according to the ACC/AHA Guidelines, this procedure’s role in the management of heart failure remains to be defined.
     Ventricular Assist Devices. Ventricular assist devices are mechanical heart pumps that replace or assist the pumping role of the left ventricle of a damaged heart too weak to pump blood through the body. Ventricular assist devices are primarily used as a bridge for patients on the waiting list for a heart transplant and have been shown in published studies to be effective at halting further deterioration of the patient’s condition and decreasing the likelihood of death before transplantation. In addition, ventricular assist devices are a destination therapy for patients who are in NYHA Class IV heart failure despite optimal medical therapy and who are not eligible for heart transplant. According to the ACC/AHA Guidelines, device related adverse events are reported to be numerous and include bleeding, infection, blood clots and device failure. In addition, ventricular assist devices are very expensive, with the average first-year cost estimated at $222,460.
     We believe the heart failure treatment industry generally has a history of adopting therapies that have proven to be safe and effective complements to existing therapies and using them in combination with existing therapies. It is our understanding that there is no one or two measurement criteria, either quantitative or qualitative, that define when a therapy for treating heart failure will be deemed safe and effective by the FDA. We believe that the safety and efficacy of certain existing FDA approved therapies for heart damage were demonstrated based upon a variety of endpoints, including certain endpoints (such as LVEF) that individually did not demonstrate large numerical differences between the treated patients and untreated patients. For instance, the use of bi-ventricular pacers with optimal drug therapy has proven to significantly decrease the risk of all-cause hospitalization and all-cause-mortality as well as to improve LVEF, NYHA Class and quality of life as compared to the use of optimal drug therapy alone. In the Multicenter InSync Randomized Clinical Evaluation (MIRACLE) trial, one of the first large studies to measure the therapeutic benefits of bi-ventricular pacing, 69% of the patients in the treatment group experienced an improvement in NYHA Class by one or more classes at six-month follow-up versus a 34% improvement in the control group. However, patients in the treatment group experienced on average only a 2.1% improvement in LVEF as compared with a 1.7% improvement for patients in the control group. Although a number of the therapies described above have proven to improve the cardiac function of a damaged heart, no currently available heart failure treatment has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

Our Proposed Solution
     Our lead product candidate is MyoCell. We believe MyoCell has the potential to become a leading treatment for severe chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be a presently unmet demand for more effective and/or more affordable therapies for chronic heart damage.
MyoCell
     The human heart does not have cells that naturally repair or replace damaged heart muscle. Accordingly, the human body cannot, without medical assistance, repopulate regions of scar tissue within the heart with functioning muscle. MyoCell is a clinical therapy designed to improve cardiac function by populating regions of scar tissue within a patient’s heart with myoblasts derived from a biopsy of a patient’s thigh muscle. Myoblasts are precursors to muscle cells that have the capacity to fuse with other myoblasts or with damaged muscle fibers to regenerate skeletal muscle. When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell is able to avoid certain challenges currently faced by other cell-based clinical therapies intended to be used for the treatment of chronic heart damage including tissue rejection and instances of the cells differentiating into cells other than muscle.
     Our clinical research to date suggests that MyoCell may improve the contractile function of the heart. However, we have not yet been able to demonstrate a mechanism of action. The engrafted skeletal muscle tissues are not believed to be coupled with the surrounding heart muscle by the same chemicals that allow heart muscle cells to contract simultaneously. The theories regarding why contractile function may improve include:
•	the engrafted muscle tissue can contract in unison with the other muscles in the heart by stretching or by the channeling of electric currents;

•	the myoblasts acquire certain characteristics of heart muscle or fuse with them; and/or

•	the injected myoblasts release various proteins that indirectly result in a limit on further scar tissue formation.
     As part of the MyoCell therapy, a general surgeon removes approximately five to ten grams of thigh muscle tissue from the patient utilizing local anesthesia, typically on an outpatient basis. The muscle tissue is then express-shipped to a cell culturing site. At the cell culturing site, our proprietary techniques are used to isolate and remove myoblasts from the muscle tissue. We typically produce enough cells to treat a patient within approximately 21 days of his or her biopsy. Such production time is expected to continue to decrease as we continue to refine our cell culturing processes. After the cells are subjected to a variety of tests, the cultured cells are packaged in injectate media and express shipped to the interventional cardiologist. Within four days of packaging, the cultured myoblasts are injected via catheter directly into the scar tissue of the patient’s heart. The injection process takes on average about one hour and can be performed with or without general anesthesia. Following treatment, patients generally remain in the hospital for approximately 48-72 hours for monitoring.
     The MyoCell injection process is a minimally invasive procedure which presents less risk and considerably less trauma to a patient than conventional (open) heart surgery. Patients are able to walk immediately following the injection process and require significantly less time in the hospital compared with surgically treated patients. In the 70 patients who have received MyoCell injections delivered via percutaneous catheter, only two minor procedure-related events (2.9%) have been reported. In both cases, however, no complications resulted from the event, with the patients in each case remaining asymptomatic at all times during and after the procedure.
     We use a number of proprietary processes to create therapeutic quantities of myoblasts from a patient’s thigh muscle biopsy. We have developed and/or licensed what we believe are proprietary or patented techniques to:
•	transport muscle tissue and cultured cells;

•	disassociate muscle tissue with manual and chemical processes;

•	separate myoblasts from other muscle cells;

•	culture and grow myoblasts;

•	identify a cell population with the propensity to engraft, proliferate and adapt to the cardiac environment, including areas of scar tissue; and

•	maintain and test the cell quality and purity.
     We have also developed and/or licensed a number of proprietary and/or patented processes related to the injection of myoblasts into damaged heart muscle, including the following:
•	package the cultured cells in a manner that facilitates shipping and use by the physician administering MyoCell;

•	methods of using MyoCath;

•	the use of an injectate media that assists in the engraftment of myoblasts;

•	cell injection techniques utilizing contrast media to assist in the cell injection process; and

•	cell injection protocols related to the number and location of injections.
     Assuming we secure regulatory approval of MyoCell for the treatment of all NYHA Class II and NYHA Class III patients, we believe MyoCell will provide a treatment alternative for the millions of NYHA Class II and NYHA Class III patients in the United States and Europe who either do not qualify for or have access to heart transplant therapy. Furthermore, we anticipate that the time incurred and cost of identifying patients qualified to receive MyoCell as well as the cost of MyoCell, including any ICD, drug and bi-ventricular pacer therapies that are simultaneously prescribed, if any, will be less expensive than the current cost of heart transplant therapy. Moreover, MyoCell is less invasive than a heart transplant and is not subject to the tissue rejection and immune system suppression issues associated with heart transplants.
     We believe there is still a large population of patients exhibiting symptoms consistent with NYHA Class II and NYHA Class III heart failure that is seeking an effective or more effective therapy for chronic heart damage than ICDs, bi-ventricular pacers and drug therapies. We hope to demonstrate that MyoCell is complementary to various therapies using ICDs, bi-ventricular pacers and drugs. In the MYOHEART and SEISMIC Trials, enrolled patients are required to have an ICD and to be on optimal drug therapy to be included in the study. While we do not require patients to have previously received a bi-ventricular pacer to participate in our clinical trials, we plan to accept patients in our MARVEL Trial who have had prior placement of a bi-ventricular pacer. We are hopeful that the results of our future clinical trials will demonstrate that MyoCell is complementary to existing therapies for treating heart damage.
Clinical Trials and Planned Clinical Trials of MyoCell
     Several clinical trials have been conducted for the purpose of demonstrating the safety and efficacy of MyoCell and MyoCath. We have sponsored six clinical trials and two registry studies of MyoCell involving 89 enrollees, including 75 treated patients and 14 control patients who received only optimal medical therapy. In addition to studies we have sponsored, we believe myoblast-based clinical therapies have been the subject of at least eleven clinical trials involving more than 325 enrollees, including at least 235 treated patients. We believe additional testing must be completed before we will, if ever, have sufficient data to apply for and reasonably expect to receive regulatory approval of MyoCell. We face the risks that future clinical trial results will not assist us in demonstrating the safety and efficacy of MyoCell and that the results of subsequent testing will not corroborate earlier results.
     The following table summarizes our planned, ongoing and completed clinical trials of MyoCell. In addition to delivery via MyoCath, MyoCell has been tested in certain trials using MyoStar and Medtronic’s TransAccess™ catheter, or the TransAccess catheter.
U.S. Focused Clinical Trials

	Number of	Clinical Trial
Clinical Trial	Patients	Sites	Objective	Status
MARVEL (Phase II/III Clinical Trial)	330 anticipated, including 110 controls	20 sites in the United States and Canada and up to 15 sites in Europe anticipated	Designed to be a double-blind, randomized, placebo-controlled, multicenter trial to evaluate the safety and efficacy of MyoCell delivered via MyoStar	MyoCell implantation procedure completed on first patient in October 2007; six-month interim data anticipated in the second quarter of 2009 and final trial results anticipated in the fourth quarter of 2009

MYOHEART (Phase I Clinical Trial)	20	5 sites in the United States	Phase I dose escalation study to assess safety, feasibility and efficacy of MyoCell delivered via MyoCath	Trial commenced in 2003; treatment of all 20 patients completed in October 2006; final twelve-month data presented in January 2008
European Clinical Trials

	Number of	Clinical Trial
Clinical Trial	Patients	Sites	Objective	Status
SEISMIC (Phase II Clinical Trial)	40, including 14 controls	12 sites in the Netherlands, Germany, Belgium, Spain, Poland and the United Kingdom	Phase II European study to assess the safety and efficacy of MyoCell delivered via MyoCath	Trial commenced in November 2005; treatment of all patients completed in July 2007; final results anticipated at the end of March 2008

Phase I/ II Clinical Trial	15	3 sites in the Netherlands, Germany and Italy	Phase I/II European study to assess the safety and efficacy of MyoCell	Trial commenced in 2002; twelve-month follow-up completed in June 2004

Netherlands Pilot Trial	5	1 site in the Netherlands	Pilot study to assess safety and feasibility of MyoCell	Trial commenced in 2001; six-month follow- up completed in October 2003

2002 Trial	3	1 site in the Netherlands	Designed to evaluate the safety and efficacy of MyoCell delivered via the TransAccess catheter	Trial commenced in 2002; discontinued upon Transvascular’s acquisition by Medtronic
Other Clinical Trials

	Number of	Clinical Trial
Clinical Trial	Patients	Sites	Objective	Status
Partial Reimbursement Registry Studies	Up to 10 in the next two years	6 sites in Korea, Mexico, Switzerland, The Bahamas, Singapore and South Africa anticipated	Designed to generate additional safety and efficacy data and revenues	Requisite regulatory approval to conduct trials received at all sites; contracts in place with an institution in each of Mexico, the Bahamas, Switzerland and Korea; MyoCell implantation procedure completed for four patients in Korea and one patient in Mexico
Metrics Used to Evaluate Safety and Efficacy of Heart Failure Treatments
     The performance of therapies used to treat damage to the heart is assessed using a number of metrics, which compare data collected at the time of initial treatment to data collected when a patient is re-assessed at follow-up. The time periods for follow-up are usually three, six and twelve months. Statistical data is often accompanied by a p-value, which is the mathematical probability that the data are the result of random chance. A result is considered statistically significant if the p-value is less than or equal to 5%. The common metrics used to evaluate the efficacy of these therapies include:

Metric	Description
NYHA Class	The NYHA heart failure classification system is a functional and therapeutic classification system based on how much cardiac patients are limited during

Metric	Description
physical activity.

Six-Minute Walk Distance	Six-Minute Walk Distance is an objective evaluation of functional exercise capacity which measures the distance a patient can walk in six minutes. The distance walked during this test has been shown to correlate with the severity of heart failure.

LVEF	LVEF is a measure of the heart’s efficiency and can be used to estimate the function of the left ventricle, which pumps blood to the rest of the body. The LVEF is the amount of blood pumped divided by the amount of blood the ventricle contains. A normal LVEF is more than 55% of the blood volume. Damage to the heart impairs the heart’s ability to efficiently pump and therefore reduces LVEF.

Quality of Life	Quality of Life is evaluated by patient questionnaire, which measures subjective aspects of health status in heart failure patients.

Number of Hospital Admissions and Mean Length of Stay	The Number of Hospital Admissions and Mean Length of Stay measure the aggregate number of times that a patient is admitted to the hospital during a defined period and the number of days a patient remains in the hospital during each such admission.

Total Days Hospitalized	The Total Days Hospitalized measures the aggregate number of days a patient is admitted to the hospital during a defined period.

End-Systolic Volume	End-Systolic Volume is a measurement of the adequacy of cardiac emptying, related to the function of the heart during contraction.

End-Diastolic Volume	End-Diastolic Volume is the amount of blood in the ventricle immediately before a cardiac contraction begins and is used as a measurement of the function of the heart at rest.

LV Volume	Left Ventricular Volume, or LV Volume, is measured in terms of left ventricular End-Diastolic Volume and left ventricular End-Systolic Volume. Both measure the reduction in volume of blood in the left ventricle of the heart following expansion and contraction, respectively. Reduction in volume generally is reflective of positive ventricular remodeling and improvement in the heart’s ability to circulate oxygenated blood through the arteries.

Wall Motion	Wall Motion is a test designed to show whether the heart is receiving adequate quantities of oxygen-rich blood. Wall motion is generally measured by a stress echocardiography test.

Cardiac Output	Cardiac Output is a measure of the amount of blood that is pumped by the heart per unit time, measured in liters per minute.

BNP Level	B-Type Natriuretic Peptide, or BNP, is a substance secreted from the ventricles or lower chambers of the heart in response to changes in pressure that occur when heart failure develops and worsens. The level of BNP in the blood increases when heart failure symptoms worsen and decreases when the heart failure condition is stable.
MARVEL Phase II/III Clinical Trial in the United States, Canada and certain countries in Europe
     The MARVEL Trial is designed to be a double-blind, randomized, placebo-controlled multicenter trial to evaluate the safety and efficacy of MyoCell delivered via MyoStar. We submitted our amended IND application setting forth the proposed protocol for this clinical trial to the FDA in November 2006. In July 2007, we submitted to the FDA an additional amendment to the trial protocol and, in August 2007, we received clearance from the FDA to proceed with the trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. We intend to seek to have final data available for the MARVEL Trial in the fourth quarter of 2009. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial, although there can be no assurances that the FDA will consider the trial pivotal. This study is planned to include 330 patients, including 110 controls, at 20 sites in the United States and Canada and up to 15 sites in Europe. Our primary and secondary endpoints will be measured at three months and six months following treatment.

     All of the patients selected for enrollment in the MARVEL Trial will have (i) symptoms associated with NYHA Class II or NYHA Class III heart failure, (ii) suffered a previous heart attack at least 90 days prior to the date of treatment, (iii) a LVEF of less than or equal to 35%, (iv) been on optimal drug therapy for at least two months prior to enrollment and (v) had prior placement of an ICD at least 60 days prior to enrollment. Patients will be required to use Amiodarone, an anti-arrhythmic drug therapy, at least 24 hours prior to MyoCell implantation.
     The patients will be divided into three groups. Patients in the first group will undergo treatment consisting of 16 injections of an aggregate dosage of approximately 800 million myoblast cells. Patients in the second group will undergo treatment consisting of 16 injections of an aggregate dosage of approximately 400 million myoblast cells. Patients in the third group will receive 16 placebo injections.
     The MARVEL Trial will measure the following safety and efficacy endpoints of the MyoCell treatment:

Primary Safety	Primary Efficacy	Secondary Efficacy	Tertiary Efficacy
Endpoint	Endpoints	Endpoints	Endpoints
Number of serious adverse events in treatment group as compared to control group	Change in Six-Minute Walk Distance from baseline to six months as compared to control group, or

Quality of Life scores assessed using Minnesota Living with Heart Failure questionnaire from baseline to six months as compared to control group	Total Days Hospitalized in treatment group as compared to control group

Cause-specific hospitalizations in treatment group as compared to control group

Proportion of patients with an improved NYHA Class from baseline to six months as compared to control group

Total days alive out of hospital over the six-month study period

Change in LVEF from baseline to six months as compared to control group

Change in LV Volume and wall motion from baseline to six months as compared to control group

Change in BNP Level from baseline to six months as compared to control group	Total cost and healthcare utilization within six months

Time to death or CHF hospitalization

Change in degree of mitral regurgitation from baseline to six months

Change in Six-Minute Walk Distance from baseline to three months as compared to control group

Quality of Life scores assessed using Minnesota Living with Heart Failure questionnaire from baseline to three months as compared to control group

Proportion of patients with improved NYHA Class from baseline to three months as compared to control group
     Provided that we are able to secure additional capital within the next three months, we intend to seek to enroll and treat all of the clinical patients in the MARVEL Trial by the end of the fourth quarter of 2008. If we meet that enrollment timeline, we would expect final trial results in the fourth quarter of 2009. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial.

MYOHEART Phase I Dose Escalation Clinical Trial in the United States
     In October 2006, we completed the MyoCell implantation procedure on the final patient in our 20 patient Phase I dose escalation MYOHEART Trial in the United States. The purpose of the MYOHEART Trial was to assess the safety, feasibility and efficacy of MyoCell delivered via MyoCath. We divided the patients into four cohorts of five and each group received a progressively increasing dose of myogenic cells, ranging from 25 million (first cohort) to 675 million (fourth cohort). Safety endpoints were the evaluation of the nature and frequency of serious adverse events during the twelve month period following MyoCell treatment. The MYOHEART Trial was conducted at five clinical sites. Dr. Warren Sherman, the lead investigator, as well as two of the other MYOHEART Trial investigators, Dr. Nicolas Chronos and Dr. Stephen Ellis, are members of our Scientific Advisory Board.
     All of the patients selected for enrollment in the MYOHEART Trial had (i) symptoms associated with NYHA Class II or NYHA Class III heart failure, (ii) suffered a previous heart attack at least twelve weeks prior to the date of treatment, (iii) a LVEF of between 20% to 40%, (iv) been on optimal drug therapy and (v) prior placement of an ICD at least one month prior to enrollment. The patients in the MYOHEART Trial did not take Amiodarone to reduce the potential incidence of irregular heartbeats.
     Dr. Sherman presented the final twelve month safety and efficacy data from the MYOHEART Trial in January 2008 at the Fourth Annual International Conference on Cell Therapy for Cardiovascular Disease. We have summarized the final twelve safety and efficacy data from the MYOHEART Trial.
     Due, in part, to the limited number of patients treated in the MYOHEART Trial, this trial was not designed to and, except as indicated below, does not demonstrate the statistical significance (i.e., p-value less than or equal to .05) of any of the efficacy endpoints. Notwithstanding the limited trial size, with respect to the Six-Minute Walk Distance scores, the patients, taken together, experienced statistically significant improvement at three months following treatment, with apparent trends toward statistically significant improvement at six and twelve months. With respect to Quality of Life scores, the patients, taken together, experienced statistically significant improvement at three, six and twelve months following treatment. Where we indicate in the tables below that the p-value is not determinable, please note that the statistical significance of such data cannot be calculated due to the type of data being presented.
     Six-Minute Walk Distance:
•	for the 18 surviving patients able to complete the test at three months, patients treated in the first, second, third and fourth cohorts demonstrated a 6%, 10%, 22% and 13% respective improvement relative to their cohort baseline in their mean Six-Minute Walk Distance at three months as depicted in the chart below; and
•	for the 15 surviving patients able to complete the test at six months, patients treated in the first, second, third and fourth cohorts demonstrated a 5%, 23%, 7% and 10% respective improvement relative to their cohort baseline in their mean Six-Minute Walk Distance at six months as depicted in the chart below.
•	for the 17 surviving patients able to complete the test at twelve months, patients treated in the first, second, third and fourth cohorts demonstrated a 11%, 4%, -3% and 36% respective improvement relative to their cohort baseline in their mean Six-Minute Walk Distance at twelve months as depicted in the chart below.
     One surviving patient was too ill to complete the test at three months. Three surviving patients were unable to complete the test at six months and one patient was unable to complete the test at 12 months for various reasons, including knee replacement surgery, hip pain, inability to walk without crutches and sprained ankles.
     Quality of Life
     Relative to a baseline Quality of Life score, for the 19, 18 and 18 patients for whom we had three, six and twelve-month data available, respectively, there was reported improvement in mean Quality of Life scores at three months, six months and twelve months as depicted in the chart below.
     LVEF
     As depicted in the chart below, LVEF scores for the 19 surviving patients at three months improved, on average, from 23.4% at baseline to 24.8% at three months following treatment and LVEF scores for the 18 surviving patients at six months following treatment improved, on average, from 23.4% at baseline to 25.6% at six months following treatment. For the 19, 18 and 18 patients for whom we had three, six and twelve-month data available, the chart below depicts the mean increase or decrease in LVEF for each cohort at three, six and twelve months:
     With regards to efficacy, in his presentation, Dr. Sherman provided data as to the percentage of patients whose Six-Minute Walk Distance score, Quality of Life score and LVEF improved, stayed the same and worsened from baseline to both three months and six months, as follows:

	Six Minute Walk Distance		Quality of Life		LVEF
	Baseline to 3	Baseline to	Baseline to	Baseline to 6	Baseline to 3	Baseline to 6
	Months	6 Months	3 Months	Months	Months	Months
Improved	83%	67%	84%	83%	63%	61%

No Change	0%	7%	5%	0%	5%	11%

Worsened	17%	26%	11%	17%	32%	28%
     In line with our expectations for the study, 18 serious adverse events were reported in nine patients during follow-up. Two of the 20 patients died, adjudicated as possibly related to MyoCell. Six patients experienced irregular heartbeats, four of which have been adjudicated as possibly related to MyoCell. All of the six patients experiencing irregular heartbeats had previously suffered from this condition prior to MyoCell implantation.
     In his presentation, Dr. Sherman, noting that no patients experienced first-time arrhythmias following MyoCell implantation and that there were no other unexpected serious adverse events related to MyoCell, indicated that the safety was suggested in this small trial. He further noted that the clinical efficacy of MyoCell with respect to Quality of Life and Six Minute Walk Distance is suggested by the MYOHEART Trial. While acknowledging that the precise mechanisms of how MyoCell works are not yet clearly understood, he indicated that, in combination with results from other non-randomized and randomized clinical trials, including the SEISMIC Trial and Myoblast Autologous Graft in Ischemic Cardiomyopathy (MAGIC) clinical trial sponsored by MG Biotherapeutics, LLC, there is sufficient justification to proceed to a potentially pivotal, clinical end-point driven trial.
SEISMIC Phase II clinical trial in Europe
     The purpose of the SEISMIC Trial is to assess the safety and efficacy of MyoCell delivered via MyoCath. 26 patients, or the Treatment Group Patients, will receive a dosage of between 150 million and 800 million myoblast cells and 14 patients will comprise the control group, or the Control Group Patients. The primary efficacy endpoint is the change in LVEF at three-month and six-month follow-up as compared to baseline LVEF and secondary efficacy endpoints include change in NYHA Class, change in Six-Minute Walk Distance, the effect of MyoCell treatment on hospitalizations or the need for medical treatment outside of hospitalizations and improvements in global contractility, wall thickness, coronary perfusion and change in scar size. The primary safety endpoint is the relative incidence of serious adverse events at three-month and six-month follow-up experienced by the Treatment Group Patients as compared to the Control Group Patients. Serious adverse events are defined to include any adverse events that are fatal, life-threatening, result in permanent impairment or surgery to preclude permanent impairment of a body function, or require in-patient hospitalization that is not specifically required by the clinical trial protocol or is elective. Secondary safety endpoints include the Number of Hospital Admissions and Mean Length of Stay in the six-month period following MyoCell treatment in the Treatment Group Patients as compared to the Control Group Patients.
     All of the patients selected for enrollment in the SEISMIC Trial have (i) symptoms associated with NYHA Class II or NYHA Class III heart failure, (ii) suffered a previous heart attack at least 90 days prior to the date of treatment, (iii) a LVEF of between 20% to 45%, (iv) been on optimal drug therapy for at least two months prior to enrollment and (v) had prior placement of an ICD at least six months prior to enrollment. All of the patients in the SEISMIC Trial were prescribed Amiodarone to reduce the potential incidence of irregular heartbeats. In Europe, twelve cardiology centers in six countries, including the Netherlands, Germany, Belgium, Spain, Poland and the United Kingdom are conducting the SEISMIC Trial. One of the SEISMIC Trial investigators, Pr. Nicholas Peters, MD, PhD, is a member of our Scientific Advisory Board.
     We originally anticipated that up to 46 patients would be randomized as part of the SEISMIC Trial, with 30 of these patients allocated to the treatment arm of the study so that approximately two-thirds of the patients would be randomized as Treatment Group Patients. As of July 31, 2007, we have 40 patients in follow-up, including 26 Treatment Group Patients and 14 Control Group Patients. We had previously made the determination to close enrollment of patients in the SEISMIC Trial at the end of March 2007 so that we could focus on commencement of the MARVEL Trial and, accordingly, we expect the final SEISMIC Trial results to include data on a total of 26 Treatment Group Patients and 14 Control Group Patients.
     We have summarized below the interim safety and efficacy data from the SEISMIC Trial available to us as of May 14, 2007. Due, in part, to the limited number of patients treated in the SEISMIC Trial, this trial was not designed to and, to our knowledge does not, conclusively demonstrate the statistical significance of any of the efficacy endpoints. We do not currently have or expect to have in the next few months sufficient data to independently calculate whether or not the results described below are statistically significant (i.e., p-value less than or equal to .05).
     For the efficacy metrics Six-Minute Walk Distance, NYHA Class and LVEF, we have presented mean and median data measured at baseline and at three and six months following treatment for each Treatment Group Patient and Control Group Patient for which we have follow-up data for such metric at the measurement point, or the Follow-Up Patients. The baseline data presented in the following tables only includes the baseline measurements for the Follow-Up Patients, or the Subset Baseline, and, accordingly, excludes the baseline measurements for patients for whom we do not have available follow-up data at this time. The median for each of the metrics presented is the midpoint of the data after sorting all of the data in ascending order.
     Six-Minute Walk Distance
     The table below presents the mean and median Six-Minute Walk Distance data measured at the Subset Baseline and at three and six months following treatment for each Follow-Up Patient. The three-month data includes the test results of two Control Group Patients who completed the Six-Minute Walk Distance Test more than three months following MyoCell implantation and the six-month data includes the test results of two Treatment Group Patients who completed the Six-Minute Walk Distance Test more than six months following MyoCell implantation.

Six-Minute Walk Distance Data (Meters)
	Treatment Group	Treatment Group	Control Group Subset	Control Group
	Subset Baseline	Follow-Up Data	Baseline	Follow-Up Data
Three-Month Data
# of Follow-Up Patients	17	17	9	9
Mean	414 ± 84.7	470 ± 70.7	397 ± 132.7	448 ± 99.3
Median	437 ± 84.7	471 ± 70.7	430 ± 191	446 ± 99.3
Six-Month Data
# of Follow-Up Patients	13	13	7	7
Mean	419 ± 90.4	461 ± 89.6	446 ± 88.6	484 ± 226.0
Median	437 ± 90.4	477 ± 89.6	430 ± 88.6	432 ± 226.0
     NYHA Class
     The table below presents the mean and median NYHA Class data measured at the Subset Baseline and at three and six months following treatment for each Follow-Up Patient. The three-month data includes the test results of three Control Group Patients whose NYHA class was measured more than three months following MyoCell implantation and the six-month data includes the test results of three Treatment Group Patients whose NYHA class was measured more than six months following MyoCell implantation.

NYHA Class Data
	Treatment Group	Treatment Group	Control Group	Control Group
	Subset Baseline	Follow-Up Data	Subset Baseline	Follow-Up Data
Three-Month Data
# of Follow-Up Patients	17	17	10	10
Mean	2.4 ± 0.51	2.2 ± 0.53	2.2 ± 0.42	2.4 ± 0.52
Median	2.0 ± 0.51	2.0 ± 0.53	2.0 ± 0.42	2.0 ± 0.52
Six-Month Data
# of Follow-Up Patients	13	13	7	7
Mean	2.5 ± 0.52	2.2 ± 0.69	2.3 ± 0.46	2.5 ± 0.53
Median	3.0 ± 0.52	2.0 ± 0.69	2.0 ± 0.38	2.0 ± 0.53
     At three months following treatment, 27% of the Treatment Group Patients had improved by at least one NYHA Class. In contrast, none of the Control Group Patients had improved by at least one NYHA Class at three months following treatment. At six months following treatment, 38% of the Treatment Group Patients had improved by at least one NYHA Class. In contrast, 13% of the Control Group Patients improved by at least one NYHA Class at six months following treatment.
     LVEF
     The table below presents the mean and median LVEF data measured at the Subset Baseline and at three and six months following treatment for each Follow-Up Patient. The three-month data includes the test results of one Treatment Group Patient whose LVEF class was measured more than three months following MyoCell implantation and the six-month data includes the test results of two Treatment Group Patients whose LVEF class was measured more than six months following MyoCell implantation.

LVEF Data
	Treatment Group	Treatment Group	Control Group Subset	Control Group
	Subset Baseline	Follow-Up Data	Baseline	Follow-Up Data
Three-Month Data
# of Follow-Up Patients	13	13	8	8
Mean	31.1 ± 10.1	29.3 ± 8.0	32.8 ± 11.1	35.8 ± 12.5
Median	28.0 ± 10.1	27.0 ± 8.0	32.5 ± 11.1	38.0 ± 12.5
Six-Month Data
# of Follow-Up Patients	7	7	6	6
Mean	31.7 ± 11.5	28.0 ± 14.7	33.8 ± 12.5	32.7 ± 9.3
Median	28.0 ± 11.5	25.0 ± 14.7	34.0 ± 12.5	31.0 ± 9.3
     The table below presents, as of May 14, 2007, the baseline measurement data we had available with respect to Six-Minute Walk Distance, NYHA Class and LVEF for 22 Treatment Group Patients and 13 Control Group Patients, or Full

Population Baseline Data, as follows:

Full Population Baseline Data
	Treatment Group	Control Group
# of Patients	22	13

Six Minute Walk (Meters)
Mean	414 ± 98.5	430 ± 191
Median	437 ± 98.5	430 ± 191
NYHA Class
Mean	2.4 ± 0.49	2.2 ± 0.44
Median	2.0 ± 0.49	2.0 ± 0.44
LVEF
Mean	30.0 ± 9.3	33.8 ± 12.9
Median	28.5 ± 9.3	32.5 ± 12.9
     Please note that the foregoing discussion summarizes our internal interim analysis of the available efficacy data as of the dates indicated. The data has not yet been peer reviewed nor have our validation processes with respect to the above data been completed. Accordingly, this interim data is subject to change as we continue to collect data and undertake the processes necessary to confirm the accuracy of the data.
     As of May 14, 2007, we have safety data available for 22 Treatment Group Patients and 13 Control Group Patients. Nine of the 22 Treatment Group Patients (40.9%) experienced fifteen serious adverse events, including one patient death from multiple organ failure 30 days following MyoCell treatment determined by the investigator as possibly attributable to MyoCell. Nine of the fifteen total serious adverse events experienced by the Treatment Group Patients involved irregular heartbeats, eight of which have been investigator determined to be possibly attributable to MyoCell. However, one-third of the patients experiencing irregular heartbeats following MyoCell treatment did not comply with the trial’s protocol for Amiodarone use and all of these patients had experienced irregular heartbeats prior to MyoCell implantation. Five Control Group Patients have experienced 21 serious adverse events, including 14 events involving irregular heartbeats. The Independent Data Safety and Monitoring Board for the SEISMIC Trial reviewed the serious adverse events experienced by the Treatment Group Patients and has not asked us to alter or terminate the trial and is expected to continue to monitor the occurrence of any serious adverse events.
     Interim data from the SEISMIC Trial, including interim safety data and interim efficacy data on the Six-Minute Walk Distance, NYHA Class and LVEF endpoints, was presented by Professor Patrick Serruys, MD, PhD, the lead investigator, at the Third Annual International Conference on Cell Therapy for Cardiovascular Diseases on January 18, 2007 and the subject SEISMIC Trial data was subsequently published in EuroIntervention Supplement B by Pr. Serruys and other contributing authors (including our VP of Clinical Affairs and Physician Relations) with respect to the 16 Treatment Group Patients and nine Control Group Patients, for which at least one month follow-up data was available. The 16 Treatment Group Patients received an average a dosage of 598 +/-110 million myoblast cells.
     In the EuroIntervention article summarizing the same data presented by Pr. Serruys, the authors’ noted that, although complete efficacy data are not yet available and safety data are not yet fully adjudicated, these preliminary results suggest that myoblast therapy for heart failure is largely safe and effective. The authors further indicated that the risk of irregular heartbeats is largely manageable with close observation and prophylactic use of ICDs and anti-arrhythmic drug therapy and that when irregular heart beats do occur, they typically appear during the first months following implantation and can largely be mitigated with appropriate medical management. According to the authors, patients treated with MyoCell also tend to show improvement in quality of life and mechanical function over time, as evidenced by previously completed clinical studies and the initial reported trends from the interim SEISMIC Trial data. We believe the interim safety and efficacy data as of May 14, 2007 summarized above is generally consistent with the data presented by Pr. Serruys in January 2007.
     We expect final six-month data for the balance of the SEISMIC Trial patients to be available at the end of March 2008. If the final SEISMIC Trial data is generally consistent with the interim data, in the second quarter of 2008, we intend to seek approval from various European regulatory bodies to market MyoCell and MyoCath to treat the Class III

Subgroup.
Phase I/II Clinical Trials in Europe
     Netherlands Pilot Trial
     We were one of the financial sponsors of a five patient pilot clinical trial of MyoCell in 2002. The primary endpoint of the study was to assess the safety and feasibility of MyoCell, measured by occurrence of serious adverse events at six months following treatment. The secondary endpoint was to assess improvement of LVEF at one, three and six months following treatment. The trial was performed in the Netherlands by physicians at the Thorax Center of the Erasmus Medical Center. Each patient enrolled in this clinical trial had (i) symptoms associated with NYHA Class II, NYHA Class III or NYHA Class IV heart failure, (ii) suffered a previous heart attack at least four weeks prior to the date of treatment and (iii) a LVEF between 20% to 45%. Patients received injections of between 25 million and 293 million myoblast cells.
     For the five patients who participated in the trial, it was reported that, on average, the patients’ LVEF increased from 36 ± 11% at the baseline to 41 ± 9% at three months (p = .009) and 45 ± 8% at six months (p = .23).
     Although not statistically significant due, in part, to the limited number of patients treated, of these patients, we noted that:
•	100% and 60% of the patients improved one NYHA Class at three months and six months following therapy, respectively;

•	40% of the patients improved two NYHA Classes at both three months and six months following therapy;

•	100% of the patients’ LVEF improved by at least 4% at three months following therapy; and

•	60% of the patients’ LVEF improved by at least 20% at six months following therapy.
     All of the MyoCell injection procedures in the pilot clinical trial were without complication and no serious adverse events occurred during the follow-up period. One patient who experienced irregular heart contractions received an ICD within six months of the injection procedure.
     The results of this pilot clinical trial were published by the physicians conducting the trial in the Journal of the American College of Cardiology in December 2003. In the published article, the physicians concluded that the pilot study was the first to demonstrate the potential and feasibility of percutaneous skeletal myoblast delivery as a stand-alone procedure for myocardial repair in patients with post-heart attack heart failure. The physicians further concluded that more data was needed to confirm safety.
     Phase I/II Clinical Trial
     We conducted a non-randomized, multicenter 15 patient Phase I/ II clinical trial of MyoCell at institutions located in the Netherlands, Germany and Italy in 2003 to assess the safety of MyoCell and its effect on global ventricular function. As part of this clinical trial, we also assessed the safety and feasibility of MyoCell delivery via MyoCath. Each patient enrolled in the Phase I/ II clinical trial had (i) symptoms associated with NYHA Class II or NYHA Class III heart failure, (ii) suffered a previous heart attack at least four weeks prior to the date of treatment, (iii) a LVEF of between 20% to 40% and (iv) been using beta-blocker therapy unless these drugs were not tolerated or clearly contraindicated. Following treatment of the first six patients participating in this clinical trial, we amended the trial protocol to require that patients have placement of an ICD at least one month prior to enrollment and use of Amiodarone to reduce the potential incidence of irregular heartbeats at least two months prior to and for at least two months following the MyoCell implantation. Patients received injections of between 40 million and 448 million myoblast cells, with an average dosage of 214 ± 117 million myoblast cells.
     The primary efficacy endpoint of the Phase I/ II clinical trial was the effect of MyoCell on global ventricular function at three, six and twelve months following implantation as determined by, among other things, NYHA Class, LVEF, End-

Diastolic Volume, End-Systolic Volume, Cardiac Output and Wall Motion as measured by stress echocardiography at rest and at low dose. The primary safety endpoint was the clinical status of the patient as measured by, among other things, a comparison of serious adverse events occurring before and following MyoCell implantation.
     The clinical trial investigators observed a tendency towards statistically significant improvement in systolic function at six and twelve-month follow-up. Efficacy data from this trial is summarized in more detail in the following table:

Endpoints	Baseline	3-month	p-value	6-month	p-value	12-month	p-value
NYHA Class(1)	2.8	2.1		1.6		1.9
LVEF(2)	36.3 ± 8.0	34.3 ± 9.1	0.3	34 ± 7.8	0.3	38.7 ± 9.4	0.4
End-Diastolic Volume(2)	225 ± 83	186 ± 59	0.03	214 ± 37	0.7	197 ± 30	0.4
End-Systolic Volume(2)	145 ± 64	124 ± 49	0.05	143 ± 37	0.9	122 ± 29	0.2
Cardiac output(3)	4.6 ± 0.91	N/A	N/A	5.6 ± 1.6	0.06	5.4 ± 1.5	0.05
Wall motion as measured by stress echocardiography at rest(1)	3.0 ± 0.5	2.9 ± 0.6	0.65	2.8 ± 0.6	0.95	2.8 ± 0.7	0.70
Wall motion as measured by stress echocardiography at low dose(3)	2.8 ± 0.4	2.6 ± 0.5	0.65	2.5 ± 0.5	0.95	2.5 ± 0.6	0.70

(1)	Matched data provided for 13 of the 15 patients.

(2)	Matched data provided for eight of the 15 patients.

(3)	Matched data provided for five of the 15 patients.
     Although the data showed a decrease in End-Diastolic Volume, trends towards a reduction in End-Systolic Volume and an increase in LVEF, the data cannot be considered statistically significant. The clinical trial investigators were, however, able to conclude from this data that global left ventricular function remained stable and that no further deterioration of the left ventricles occurred during the twelve months following treatment, which, given the clinical status of the patient group, was determined by the researchers to be a significant observation.
     Although not statistically significant due, in part, to the limited number of patients treated, we noted that:
•	85% and 62% of the 13 surviving patients improved one NYHA Class at six months and twelve months following therapy, respectively;

•	31% and 23% of the 13 surviving patients improved two NYHA Classes at six months and twelve months following therapy, respectively;

•	of the eleven patients for which we have six-month data regarding LVEF, 36% of such patients’ LVEF improved by at least 4% and 9% of such patients’ LVEF improved by at least 20% at six months following therapy; and

•	of the twelve patients for which we have twelve-month data regarding LVEF, 50% of such patients’ LVEF improved by at least 4% and 17% of such patients’ LVEF improved by at least 20% at twelve months following therapy.
     Eleven serious adverse events were reported in nine of the 15 patients during follow-up, seven of which were investigator determined to be possibly attributable to MyoCell. Two of the seven serious adverse events potentially attributable to MyoCell were death, which occurred relatively shortly after receiving the MyoCell therapy. In the course of describing the cause of death, electrophysiologists who reviewed and analyzed the data indicated that one of the deaths was most likely attributable to irregular heart contractions brought on by the MyoCell injection procedure. The cause of death for the other patient is unknown as permission for histology and autopsy analysis were denied by the patient’s family. Following these patient deaths, we requested an assessment by an independent European Data Safety Monitoring Board who, following their investigation and our incorporation of their recommendations to, among other things, require prior placement of an ICD and require holter and ICD readings every week for the first month following the MyoCell injection procedure, supported the continuation of the trial. The other five serious adverse events possibly attributable to MyoCell also involved irregular heart contractions. These patients recovered and no other adverse events were reported for such patients.
     The results of this trial were presented at the 2005 Annual Meeting of the American College of Cardiology.

2002 Trial
     In May 2002, we initiated a clinical trial of MyoCell in the Netherlands in collaboration with Transvascular, Inc., or the 2002 Trial, to evaluate the safety and efficacy of MyoCell using the investigational TransAccess catheter. Three patients were treated in this clinical trial, which was discontinued for reasons unrelated to the trial following the acquisition of Transvascular by Medtronic in August 2003. All of the patients selected for enrollment in the 2002 Trial had (i) symptoms associated with NYHA Class II, NYHA Class III or NYHA Class IV heart failure, (ii) suffered a previous heart attack at least four weeks prior to the date of treatment, (iii) a LVEF of between 20% to 40%, (iv) been on optimal drug therapy and (v) prior placement of an ICD at least one month prior to enrollment. The primary safety endpoint of the study was the clinical status of the patient as measured by, among other things, a comparison of serious adverse events occurring before and following MyoCell implantation. The primary efficacy endpoints were the same endpoints used in the Phase I/ II trial we conducted in Europe. Twelve month follow-up on these three patients showed one death adjudicated by the physicians conducting the trial as unrelated to MyoCell, with the other two patients event-free.
Paid Registry Studies
     We have taken steps to initiate paid registry studies of MyoCell and MyoCath in six centers and countries, including Korea, Mexico, Switzerland, the Bahamas, Singapore and South Africa and finalized contracts with an institution in each of Korea, Mexico, Switzerland and The Bahamas. A paid registry study is a research study conducted at a private hospital or research institution in accordance with a specific protocol approved by the appropriate regulators in the country and agreed to by contract between us and the institution conducting the study. The institution conducting the registry study and/or the patients enrolled in the trial reimburse us for some or all of the costs of cell culturing, biopsy processing and MyoCath. These registry studies are primarily designed to generate revenues and to gather additional clinical research data regarding the safety and efficacy of MyoCell and MyoCath.
     As of March 1, 2008, four patients have undergone the MyoCell implantation procedure in Korea and one patient has undergone the MyoCell implantation procedure at the Mexico center.
Other Trials of Myoblast Implantation in the Heart
     In addition to studies we have sponsored, we believe myoblast-based clinical therapies have been the subject of at least eleven clinical trials involving more than 325 enrollees, including at least 235 treated patients. In an article published by Pr. Serruys and other contributing authors (including our VP of Clinical Affairs and Physician Relations) in EuroIntervention Supplement B, the authors, summarily commented on the state of the field based upon their review of preclinical studies and at least seven Phase I or Phase II clinical trials involving, in the aggregate, at least 80 treated patients. The authors noted that previous data derived from pre-clinical studies demonstrated that the implantation of autologous skeletal myoblasts may lead to replacement of non-functioning scar tissue in the heart with functional contractile tissue and consistent improvement in global LVEF, regional wall motion and viability.
     The authors further noted that results from the Phase I or II clinical trials reviewed suggest that skeletal myoblast implantation during coronary artery bypass graft (CABG) surgery may lead to similar effects, as do recent studies using percutaneous delivery of myoblasts as a stand-alone procedure. We believe that the results of these clinical trials, as well as the results of our clinical trials to date and the results of the MAGIC Trial discussed below, generally provide support for our theory that MyoCell may add a new dimension to the interventional management of deterioration of cardiac function in patients with severe heart damage.
MG Therapeutics Myoblast Autologous Grafting in Ischemic Cardiomyopathy (MAGIC) Trial
     The following summary of the results of the Myoblast Autologous Graft in Ischemic Cardiomyopathy (MAGIC) clinical trial sponsored by MG Biotherapeutics, LLC is based upon a presentation given by Philippe Menasché, M.D., Ph.D. at the American Heart Association’s Scientific Sessions 2006 and news reports of the presentation.
     Dr. Menasché reported that the MAGIC trial was a Phase II, randomized, double blind, placebo-controlled multicenter clinical trial in various countries in Europe to assess the safety and efficacy of skeletal myoblast implantation injected during CABG surgery into the scarred region of the heart. 97 patients were enrolled in the MAGIC trial before it was discontinued after an analysis by an independent data-monitoring board indicated the trial was unlikely to show that the treatment was superior to placebo on the primary efficacy endpoints: (i) functional improvements in Wall motion and (ii) LVEF, as measured by echocardiography six months following myoblast implantation. The secondary efficacy endpoints included End-Systolic Volume and End-Diastolic Volume at six months.
     Dr. Menasché reported that the 97 patients were randomized into three groups. The high-dose group (30 patients) received direct injections of myoblasts in and around the scarred area totaling about 800 million myoblasts via 30 injections, the low-dose group (33 patients) received direct injections of about 400 million myoblasts and the third group, the placebo group (34 patients), received injections of the suspension medium without active cells. Dr. Menasché reported that all of the patients selected for enrollment in the MAGIC trial had (i) suffered a heart attack at least four weeks prior to myoblast implantation, (ii) a LVEF between 15% and 35% and (iii) a planned CABG. All patients in the MAGIC trial received ICDs before hospital discharge.
     Although the study failed to find any significant differences in Wall Motion or LVEF as measured by echocardiography, a significant decrease, or improvement, was documented (by 12-13% from baseline preoperative values) of LV Volume in patients receiving the high dose of cells whereas there were no significant changes in the placebo group. Reduction in LV volume generally is reflective of positive ventricular remodeling and improvement in the heart’s ability to circulate oxygenated blood through the arteries. Because LV Volumes are often predictors of outcomes, we believe that finding may be clinically relevant. Furthermore, LVEF was also measured by radionuclide or nuclear angiography in a subgroup of 48 patients and was then found to be significantly increased in those that had received the high dose of myoblasts compared with the placebo group. In these patients, Dr. Menasché reported that the absolute change in LVEF in the high-dose group was 3%, significantly greater than in the placebo group, where LVEF was unchanged from baseline at six months.
     The primary safety endpoints of the study were the nature and frequency of serious adverse events and ventricular arrhythmias during the six months following myoblast implantation. There were no statistically significant differences between either the high-dose or low-dose treatment and placebo groups in terms of major adverse cardiac events and irregular heartbeats when measured over six months. Serious adverse event rates and irregular heartbeats were no different between the groups and none of the deaths in the myoblast groups were attributable to the procedure or to irregular heartbeats.
     “We were surprised and were happy to show there was apparently no increased risk in the procedure, and we also were encouraged by what appeared to be happening with the heart volume,” noted Dr. Menasché.
Pipeline
     In addition to MyoCell, we have multiple cell therapies and related devices for the treatment of chronic and acute heart damage in various stages of development. We have also acquired the rights to use certain devices for the treatment of heart damage. We intend to allocate our capital, material and personnel resources among MyoCell and the product candidates described below, a number of which may have complementary therapeutic applications. For each product candidate, we have developed or are in the process of developing a regulatory approval plan. Assuming such proposed plans are able to be followed, we do not anticipate that the regulatory approval of MyoCell will be necessary for our further development of our other product candidates.

Candidate	Proposed Use or Indication	Status/Phase	Comments
Bioheart Acute Cell Therapy	Acute, autologous cell therapy treatment for acute MI	Preclinical	Animal studies completed in the fourth quarter of 2007; subject to favorable test results and completion by Tissue Genesis of the Device Master File for TGI 1200 in the second quarter of 2008, anticipate filing IND application in the third quarter of

Candidate	Proposed Use or Indication	Status/Phase	Comments
2008

TGI 1200 Adipose Tissue Processing System	Fully automated device for the rapid processing of patient derived fat tissue	Tissue Genesis performing validation studies and preparing Device Master File	Upon approval of IND application for Bioheart Acute Cell Therapy, anticipate seeking cost reimbursement for supplying TGI 1200 and related disposable kits for use in connection with Bioheart Acute Cell Therapy clinical trials, Tissue Genesis expects to file for 510(k) approval in the third quarter of 2008

MyoCell SDF-1	Autologous cell therapy treatment for severe chronic damage to the heart; cells modified to express angiogenic factors	IND application filed in May 2007	Assuming approval of IND application and receipt of grant proceeds, anticipate commencing Phase I clinical trials during the second quarter of 2008

MyoCath	Disposable endoventricular catheter used for the delivery of biologic solutions to the myocardium	Used in European Phase II clinical trials of MyoCell; used in Phase I clinical trials of MyoCell	Anticipate seeking certification to apply the CE Mark for commercial sale and distribution within the European Union in 2008 provided we enter into a long term manufacturing contract with an entity that satisfies the requirements of the International Standards Organization

MyoCath II	Second generation disposable endoventricular catheter modified to provide multidirectional cell injection and used for the delivery of biologic solutions to the myocardium	Preclinical	Laboratory studies currently being conducted; commenced animal studies in the third quarter of 2007

BioPace	Treatment of chronic abnormal heart rhythm due to electrical disturbances in the upper chambers of the heart	Preclinical	Preclinical development by Bioheart

AlloCell	Allogenic cell-therapy treatment for severe chronic damage to the heart	Preclinical	Preclinical development by Bioheart
Bioheart Acute Cell Therapy and TGI 1200 Adipose Tissue Processing System
     We are seeking to develop Bioheart Acute Cell Therapy, a patient derived cell therapy for the treatment of acute MI. Unlike MyoCell, which is intended to be used to treat severe heart damage months or even years after a heart attack, Bioheart Acute Cell Therapy is being designed to be used for the treatment of muscle damage immediately following a heart attack. We hope to demonstrate that the injection of endothelial progenitor and stem cells derived from fat tissue by the TGI 1200 is a safe and effective means of limiting or reversing some of the effects of acute MI and preventing or slowing a patient’s progression from MI to CHF. Fat tissue is an abundant and readily available source of endothelial progenitor and stem cells and is easily extractable from a patient using minimally invasive techniques. If approved, we intend to market the Bioheart Acute Cell Therapy primarily to interventional cardiologists.
     We have secured the exclusive, worldwide right to sell or lease to medical practitioners and related healthcare entities the following items for the treatment of acute MI:
•	the TGI 1200 and certain disposable products used in conjunction with the TGI 1200, or the TGI Licensed Products;

•	the processes that use the TGI Licensed Products, or the TGI Licensed Processes; and

•	the cells derived using the TGI Licensed Products and/or TGI Licensed Processes.

     The TGI 1200 system is a compact, fully automated cell isolation device for the rapid processing of patient-derived fat tissue to separate, isolate and produce large yields of endothelial progenitor and stem cells. The fat tissue is extracted from the patient using a minor liposuction-like procedure and processed using the TGI 1200. We anticipate that the TGI 1200 will process cells within a one-hour time period.
     We have developed a proposed pathway for seeking regulatory approval of Bioheart Acute Cell Therapy. Preclinical studies involving pigs testing the safety and efficacy of Bioheart Acute Cell Therapy commenced in the first quarter of 2007 at Indiana University and were completed in the fourth quarter of 2007. Assuming favorable preclinical test results and provided that Tissue Genesis completes its Device Master File for the TGI 1200 in the second quarter of 2008, we anticipate submitting to the FDA an IND with respect to Bioheart Acute Cell Therapy in the third quarter of 2008. Provided we secure FDA approval of the Phase I protocol set forth in the IND in the third quarter of 2008, we anticipate commencing Phase I trials of Bioheart Acute Cell Therapy in that quarter.
     Until the TGI 1200 is readily available for research and clinical applications, we have been manually isolating and separating endothelial progenitor and stem cells from fat tissue using Tissue Genesis’ TGI 100 Wound Dressing Kit and its related manual cell isolation techniques. We are currently in the process of negotiating a research agreement with Indiana University. To date, we have provided training as well as the TGI 100 Wound Dressing Kits and catheters to Indiana University for use in connection with these preclinical studies.
     Tissue Genesis has finalized the design of the TGI 1200 and has completed validation studies demonstrating that the TGI 1200 produces a pulpy composition comparable to the TGI 100. It is our understanding that the TGI 1200 is now available for research and clinical applications. Tissue Genesis has informed us that it anticipates filing for 510(k) approval in the third quarter of 2008. Tissue Genesis has informed us that it has entered into an agreement for the manufacture of the TGI 1200. Upon approval of our IND application for Bioheart Acute Cell Therapy, we anticipate that we will seek cost reimbursement for supplying TGI 1200 and the related disposable kits for use in connection with our clinical trials of Bioheart Acute Cell Therapy.
MyoCell SDF-1
     Our MyoCell SDF-1 product candidate, which has recently completed preclinical testing, is intended to be an improvement to MyoCell. In February 2006, we signed a patent licensing agreement with the Cleveland Clinic of Cleveland, Ohio which gave us exclusive license rights to pending patent applications in connection with MyoCell SDF-1. We expect this collaboration to give us access to the extensive underlying animal studies supporting the patent applications. In addition, in connection with our establishment of this relationship with the Cleveland Clinic, Dr. Marc Penn, the Medical Director of the Cardiac Intensive Care Unit at the Cleveland Clinic and a staff cardiologist in the Departments of Cardiovascular Medicine and Cell Biology, joined our Scientific Advisory Board.
     We anticipate that MyoCell SDF-1 will be similar to MyoCell, except that the myoblast cells to be injected will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. Following injury which results in inadequate blood flow to the heart, such as a heart attack, the human body naturally increases the level of SDF-1 protein in the heart. By modifying the myoblasts to express additional SDF-1 prior to injection, we are seeking to increase the SDF-1 protein levels present in the heart. We are seeking to demonstrate that the presence of additional quantities of SDF-1 protein released by the myoblasts will stimulate the recruitment of the patient’s existing stem cells to the cell transplanted area and, thereafter, the recruited stem cells will assist in the tissue repair and blood vessel formation process. Preclinical animal studies showed a definite improvement of cardiac function when the myoblasts were modified to express additional SDF-1 protein prior to injection as compared to when the myoblasts were injected without modification.
     We filed an IND application in May 2007 for Phase I clinical trials of MyoCell SDF-1 and received comments from the FDA in August and December of 2007. Assuming FDA approval of the protocol for a Phase I Trial of MyoCell SDF-1 in the second quarter of 2008 and our receipt of certain grants which we have applied for, we hope to begin enrolling patients in the Phase I Trial during such quarter.
MyoCath and MyoCath II

     MyoCath is a disposable endoventricular catheter used for the delivery of biologic solutions to a targeted treatment site within the myocardium, the inner wall of the heart. MyoCath provides for multiple injections to a pre-determined needle insertion depth with a single core needle of 25 gauge diameter that can be advanced and retracted from the tip of the catheter. MyoCath is intended for use with commercially available Becton-Dickinson 1 milliliter and 3 milliliter syringes. Although we hope to prove that MyoCell can be administered with a variety of different catheters, such as MyoStar, MyoCath has been specifically designed to be used for the delivery of MyoCell and has been used as the delivery mechanism in the majority of our clinical trials to date.
     We are also developing MyoCath II, a second generation catheter. MyoCath II provides a modified injection needle which has a closed tip and side holes that result in multidirectional cell injection rather than injection solely from the tip of the needle. We are seeking to determine whether MyoCath II will increase the bioretention of the cells injected in the heart and disperse the cells more efficiently throughout the scar tissue. We commenced animal studies of MyoCath II in the third quarter of 2007. Tricardia, LLC has granted us a sublicenseable license to certain patents and patent applications covering the modified injection needle we intend to use as part of MyoCath II, which license is exclusive with respect to products developed under these patents for the delivery of therapeutic compositions to the heart.
     It is our hope that MyoCath and/or MyoCath II will prove to be more cost effective than, and as safe and effective as, other catheters at delivering MyoCell. Although MyoCath and MyoCath II have been designed for use with MyoCell, we believe that there are a number of other clinical therapies to treat heart disease currently in development by other companies that could be delivered via MyoCath and/or MyoCath II including gene, protein, cytokine and growth factor therapies. Three clinical trials have been initiated by biopharmaceutical companies and other institutions utilizing MyoCath to deliver growth factors in an effort to increase blood supply to a damaged heart.
BioPace
     BioPace is an autologous cell-based therapy intended to be used as a biological pacemaker for the treatment of sino-atrial nodal dysfunction disease, a disease in which the natural pacemaker cells of the heart do not properly function due to electrical disturbances in the upper chambers of the heart and which results in an abnormal heart rhythm. The sino-atrial node is the impulse generating tissue located in the right atrium of the heart. As part of the BioPace therapy, cells from the sino-atrial node are removed from the right atrium of a patient’s heart and cultured in our temperature controlled cell culturing facility. These cells are cultured in vitro in a solution containing oxygen and nutrients. While the cells are being cultured, we anticipate the patient will receive an external pacemaker to pace the remaining portions of the patient’s sino-atrial node. The cultured cells are then implanted into the myocardial tissue of the right ventricle to provide biological pacing for the heart. We are currently establishing a preclinical development plan for BioPace.
Allocell
     We anticipate that Allocell will be similar to MyoCell, except that the myoblast cells to be injected will be taken from third party donors. Like MyoCell, we hope to demonstrate that allogenic myoblasts are a safe and effective treatment of severe heart damage. We anticipate that Allocell may be administered in conjunction with immunosuppressive drugs to reduce the risk of tissue rejection. We are exploring the storage life of myoblast cells and the feasibility of maintaining an inventory of Allocell from which interventional cardiologists can select to perform the myoblast implantation procedure.
     We believe our license agreement with Dr. Law and Cell Transplants International provides us a conditionally exclusive license in the United States to certain patents that include claims we believe cover the use of cultured allogenic myoblast cells for the administration to diseased muscle within the field of heart muscle repair and angiogenesis.
     We are currently establishing a preclinical development plan for Allocell.
Collaboration with Biosense Webster involving MyoStar and the MyoStar System
     We have been cleared by the FDA to proceed under the protocol for the MARVEL Trial, which protocol will require participating trial investigators to use MyoStar for the delivery of MyoCell to patients enrolled in the trial.

     MyoStar is a multi-electrode, percutaneous catheter with a deflectable tip and injection needle designed to inject agents into the heart. The tip of the catheter is equipped with a Biosense Webster location sensor and a retractable, hollow 27-gauge needle for fluid delivery. Use of the MyoStar is coupled with the NOGA XP Cardiac Navigation System, which is a 510(k) cleared electroanatomical mapping system used to create a 3D real-time mapping of a patient’s heart. The location information displayed on the NOGA display screen is the location of the catheter tip sensor, which allows for precise targeting of injections into infracted tissue.
     We are not affiliated with Biosense Webster, the Cordis Corporation or any other Johnson and Johnson company. On May 10, 2007, we entered into a supply agreement with Biosense Webster pursuant to which they have agreed to:
•	deliver MyoStar to us at an agreed upon price as and when required for the MARVEL Trial;

•	facilitate our purchasing access to its FDA approved mapping and reference catheters, Nogastar and Reference Patch, respectively by setting us up as an approved purchaser; and

•	providing technical training on the MyoStar System.
     This supply agreement will terminate upon the earlier of (i) two years and (ii) three months after treatment of the last patient enrolled in the MARVEL Trial. In addition, either party may terminate the agreement upon 30 days notice if the principal investigator for the MARVEL Trial becomes unable or unwilling to continue performance of the trial.
     Except as set forth above, we have no right to control the further development, clinical testing and/or refinement of MyoStar or the MyoStar System. See Item 1A. “Risk Factors — We are subject to numerous risks associated with seeking regulatory approval of MyoCell pursuant to a protocol that requires the use of a catheter system which is still subject to FDA approval. The catheter system we intend to use in connection with our MARVEL Trial is owned by an unaffiliated third party. Although we have entered into a two-year supply agreement for delivery of the catheter system for use in the MARVEL Trial, we are subject to a number of risks not addressed by the parties in the supply agreement.”
Research
     We supervise and perform experimental work in the areas of improving cell culturing, cell engraftment, and other advanced research projects related to our product candidates from our Sunrise cell culturing facility. The primary focus of a substantial majority of our employees is advancing our clinical trials, preclinical studies, research and product development.
     In addition, we work with a number of third parties within and outside the United States on various research and product development projects, including:
•	preclinical small and large animal testing for lead product candidate enhancements and pipeline product candidate development; and

•	contract research for clinical and preclinical testing of our pipeline product candidates.
Cell Culturing
     We have an approximately 2,000 square foot cell culturing facility at our headquarters in Sunrise, Florida. We began culturing cells at this facility for preclinical uses in the third quarter of 2006. Upon commencement of the MARVEL Trial in the fourth quarter of 2007, we began culturing cells at this facility for clinical uses. We believe our cell culturing facility and processes comply with cGMP. We anticipate that this facility will manufacture substantially all of the capacity needed in the United States through 2008 for the MARVEL Trial.
     Over the last two years, we have significantly improved our ability to:
•	culture in excess of 800 million myoblast cells per biopsy; and

•	produce cell cultures with a high percentage of viable myoblast cells.
     Accordingly, we have been able to increase the maximum dosage of myoblast cells injected as part of the MyoCell therapy to approximately 800 million myoblast cells. We expect that we will seek to further refine our MyoCell cell culturing processes. We are seeking to automate a significant portion of our cell culturing processes in an effort to reduce our culturing costs and processing times. We have licensed patents from Dr. Law relating to this automation process.
     We have historically met and, with respect to the cell culturing of our product candidates in Europe, expect to meet, our cell culturing needs by contracting with third party manufacturers.
     In December 2006, we entered into a non-exclusive supply agreement with Pharmacell BV, or Pharmacell. We anticipate that substantially all of the MyoCell inventory to be cultured or purchased in Europe in 2008 will be cultured by Pharmacell at their facility in Massetricht, Netherlands, which opened in June 2006. Pursuant to the supply agreement, Pharmacell has agreed to provide us with MyoCell cell culturing at its cost plus a certain percentage per culture. We have no minimum purchase obligation under the supply agreement. The supply agreement expires six months following the completion of the SEISMIC and MARVEL Trials unless terminated earlier. Either party may terminate the supply agreement upon the other party’s insolvency or the other party’s material default or breach of any provision of the supply agreement.
     We also have cell culturing contracts with Cambrex Bioscience for the culturing of cells at their facilities in Maryland, United States and Verviers, Belgium. Pursuant to our agreements with Cambrex Bioscience, we do not have any minimum purchase commitment and, while Cambrex has agreed to use reasonable efforts to meet our manufacturing needs, they have not guaranteed that they will be able to do so. We compensate Cambrex for its cell culturing services on a per patient basis at a fixed cost per culture and at hourly rates for services they provide to us not directly related to the scheduling and processing of a biopsy.
     We are seeking to further optimize our processing times by building facilities or contracting with a small number of cell culturing facilities in strategic regional locations. We have established and/or are currently evaluating establishing joint venture manufacturing relationships in Korea, China and Australia. We anticipate that a portion of the funds necessary to construct new manufacturing facilities may be made available to us by the governments of the countries where we seek to build such facilities.
Supply Agreements
     In June 2007, we entered into an agreement with BioLife Solutions, Inc., or BioLife, pursuant to which BioLife agreed to sell and we agreed to purchase all of our preservation media products during the term of the agreement. The initial term of the agreement is for ten years and is subject to renewal for additional one-year periods thereafter. Pursuant to the agreement, the purchase prices we will be required to pay for these products will be at various discounts to the prevailing list prices. We are also required to pay BioLife an annual fee, which we do not believe is material. Upon the occurrence of certain events, including, but not limited to, BioLife’s uncured material breach of the agreement, the cessation of BioLife’s business operations, or BioLife’s inability to supply us with the quantities of products we request in any two calendar quarters under the term of the agreement, BioLife has agreed to grant us a non-transferable, non-exclusive, worldwide, fully paid-up, royalty free license to its intellectual property, including its formulation and manufacturing processes to permit us to manufacture, or cause to be manufactured, the preservation media products subject to this agreement. Either party may terminate the agreement upon the other party’s uncured material breach of the agreement.
Third Party Reimbursement
     Government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, fund the cost of a significant portion of medical care in the United States. As a result, government imposed limits on reimbursement of hospitals and other healthcare providers have significantly impacted their spending budgets and buying decisions. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual cost of such treatment incurred by the healthcare provider. Private third party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, we believe that these government and private measures have caused healthcare providers to be more selective in the purchase of medical products.
     As of the date of this report, CMS has agreed to reimburse certain of the centers that are participating in the MYOHEART Trial for costs deemed “routine” in nature for patients suffering from heart failure. Examples of these reimbursable costs include, but are not limited to, costs associated with physical examination of the patients, x-rays, holter monitoring, MUGA scan and echocardiography. However, at present, CMS reimbursement does not cover the cost of MyoCell implantation.
     Reimbursement for healthcare costs outside the United States varies from country to country. In European countries, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product candidates to other available therapies. Conducting one or more clinical trials would be expensive and result in delays in commercialization of our product candidates.
Research Grants
     Historically, part of our research and development efforts have been indirectly funded by research grants to various centers and/or physicians that have participated in our MyoCell and MyoCath clinical trials. As part of our development strategy, we intend to continue to seek to develop research partnerships with centers and/or physicians.
Patents and Proprietary Rights
     We own or hold licenses or hold sublicenses to an intellectual property portfolio consisting of approximately 19 patents and 19 patent applications in the United States, and approximately twelve patents and 57 patent applications in foreign countries, for use in the field of heart muscle regeneration. We have described our most material license and sublicense agreements below in the section entitled “Business — Technology In-Licenses and Other Agreements.” References in this report to “our” patents and patent applications and other similar references include the patents and patent applications that are owned by, or licensed or sublicensed to us, and references to patents and patent applications that are “licensed” to us and other similar references refer to patents, patent applications and other intellectual property that are licensed or sublicensed to us.
     Our intellectual property strategy emphasizes method, product and device patents. We rely primarily on one U.S. patent for MyoCell, or the Primary MyoCell Patent, one U.S. patent for MyoCath, or the Primary MyoCath Patent and a number of patents for MyoCath II. We rely on three pending U.S. patent applications and corresponding foreign patent applications for MyoCell SDF-1 and three U.S. patents for BioPace. For most of our other product candidates, we rely on one primary patent, multiple patents in combination and/or proprietary processes.
     The following provides a description of our key patents and pending applications and is not intended to represent an assessment of claims, limitations or scope.

Expiration Date Assuming
Patent	Subject Matter	Related Product(s)	No Patent Extension
US5,130,141	Compositions for and methods of treating muscle degeneration and weakness	MyoCell; MyoCell SDF-1	July 14, 2009

US5,972,013	Direct Pericardial Access Device with Deflecting Mechanism and Method	MyoCath; MyoCath II	Sep. 19, 2017

US6,241,710	Hypodermic Needle with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019

Expiration Date Assuming
Patent	Subject Matter	Related Product(s)	No Patent Extension
US6,547,769	Catheter Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019

US6,855,132	Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019 (with 101 day adjustment: Mar. 30, 2020)

US6,949,087	Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019

Patent Application	Subject Matter	Related Product(s)
WO 04/056186 (US03/34411)(PCT)	Cell-Based VEGF Delivery	MyoCell SDF-1

US2004/0037811	Stromal Cell-Derived Factor-1 Mediates Stem Cell Homing and Tissue Regeneration in Ischemic Cardiomyopathy	MyoCell SDF-1

WO 04/017978 (US03/26013) (PCT)	Stromal Cell-Derived Factor-1 Mediates Stem Cell Homing and Tissue Regeneration in Ischemic Cardiomyopathy	MyoCell SDF-1
     Patent life determination depends on the date of filing of the application or the date of patent issuance and other factors as promulgated under the patent laws. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, as amended, a patent which claims a product, use or method of manufacture covering drugs and certain other products, including biologic products, may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. Only one patent applicable to an approved drug or biologic product is eligible for a patent term extension. This law also establishes a period of time following approval of a drug or biologic product during which the FDA may not accept or approve applications for certain similar or identical drugs or biologic products from other sponsors unless those sponsors provide their own safety and efficacy data.
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
     MyoCell is not protected by patents outside of the United States, which means that competitors will be free to sell products that incorporate the same or similar technologies that are used in MyoCell without infringing our patent rights in those countries, including in European countries, which we believe may be one of the largest potential markets for MyoCell. As a result, MyoCell, if approved for use in any of these countries, may be vulnerable to competition. In addition, many of the patent and patent applications that have been licensed to us that pertain to our other product candidates do not cover certain countries within Europe.
     Our commercial success will depend to a significant degree on our ability to:
•	defend and enforce our patents and/or compel the owners of the patents licensed to us to defend and enforce such patents;

•	obtain additional patent and other proprietary protection for MyoCell and our other product candidates;

•	obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;

•	preserve trade secrets and other intellectual property rights relating to our product candidates; and

•	operate without infringing the patents and proprietary rights of third parties.
     In addition to patented intellectual property, we also rely on trade secrets and proprietary know-how to protect our technology and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights, which may impair our ability to protect our proprietary information or obtain patent protection in the future.
     We work with others in our research and development activities and one of our strategies is to enter into collaborative agreements with third parties to develop our proposed products. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our licensors, collaborators, consultants and others. In addition, other parties may circumvent any proprietary protection we do have. As a result, we may not be able to maintain our proprietary position.
     Except for the complaint filed against us by Dr. Law and Cell Transplants Asia, we are not currently a party to any litigation or other adverse proceeding with regard to our patents or intellectual property rights. However, if we become involved in litigation or any other adverse intellectual property proceeding, for example, as a result of an alleged infringement, or a third party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, including treble damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business, financial condition and results of operation. In addition, any claims relating to the infringement of third party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous, if available at all.
     See Item 1A. “Risk Factors — Risks Related to Our Intellectual Property” for a discussion of additional risks we face with respect to our intellectual property rights.
Technology In-Licenses and Other Agreements
Primary MyoCell Patent
     The Primary MyoCell Patent includes claims we believe cover a composition for the treatment of muscle degeneration, comprised of cultured myogenic cells for use in their administration to diseased muscle. The Primary MyoCell Patent expires in the United States in July 2009. In the event MyoCell is approved by the FDA prior to the patent expiration date and certain other material conditions are satisfied, we believe that this patent will be eligible for a five-year extension of its term until July 2014. It is likely, however, that the FDA will not complete review of and grant approval for MyoCell before this patent expires. In such event, a regular patent term extension will not be available, but Dr. Law and Cell Transplants International could request a one-year interim extension of the patent term during the period beginning six months before and ending fifteen days before the patent expiration. The request for interim extension must satisfy a number of material conditions including those conditions necessary to receive a regular patent term extension. Under certain circumstances the patent owner can request up to four additional one-year interim extensions.
     In February 2000, we entered into a License Agreement, or the Law License Agreement, with Dr. Law and Cell Transplants International pursuant to which Dr. Law and Cell Transplants International granted us a conditionally exclusive license (i.e., a non-exclusive license with a right of first refusal) to certain patent and patent applications, including the Primary MyoCell Patent, or, collectively, the Law Patents, for the life of such Law Patents as well as future developments related to heart muscle regeneration and angiogenesis for the purpose of developing a commercially viable product within the field of heart muscle repair and angiogenesis, or, collectively, the Law IP. We are not permitted to sublicense our rights under the Law License Agreement to third parties. If Dr. Law or Cell Transplants International desires to license or otherwise convey any rights in and to any of the Law Patents, including the Primary MyoCell Patent, or any of their technology, inventions or other patent rights in the field of heart muscle regeneration or angiogenesis to a third party, we have a right of first refusal, exercisable within thirty days, to obtain either an exclusive or non-exclusive license for such rights. Dr. Law and Cell Transplants International have agreed that they will not consider any such third party offer if the aggregate consideration offered is less than $14 million. Pursuant to the Law License Agreement, the exercise price of our right of first refusal will be equal to the lesser of the price offered by the third party or $25 million.
     Under the Law License Agreement, we are required to pay to Cell Transplants International a $3 million payment upon commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the Primary MyoCell Patent and a $5 million payment upon FDA approval of patented technology for heart muscle regeneration. In addition, we are required to pay royalties to Cell Transplants International equal to 5% of gross sales in the territories where the licensed patents are issued for products and services that are covered by the Law IP. On October 24, 2007, we completed the MyoCell implantation procedure on the first patient in the MARVEL Trial, our Phase II/ III Trial of MyoCell. We have not yet made the $3 million payment that is now due. See Item 1A. “Risk Factors — We have licensed and therefore do not own the intellectual property that is critical to our business...”
     Dr. Law and Cell Transplants International have agreed to use reasonably diligent and prompt efforts to enforce the patents licensed pursuant to the Law License Agreement by instituting litigation against all third parties to whom Dr. Law and/or Cell Transplants International have a reasonable basis for claiming infringement. Dr. Law and Cell Transplants International are entitled to any and all damages recovered in connection with any such litigation. We do not have the right to initiate or exercise any control over the prosecution, maintenance, defense or enforcement of the Law IP. See “Risk Factors — Risks Related to Our Intellectual Property” for a discussion of additional risks we face with respect to our intellectual property rights.
     Our interpretation of certain terms of the Law License Agreement, as well as our performance of certain obligations under the Law License Agreement, have been disputed by Dr. Law and Cell Transplants Asia, as described in Item 3. “Legal Proceedings.”
Primary MyoCath Patent
     The Primary MyoCath Patent includes device claims that we believe covers, among other things, the structure of MyoCath. The Primary MyoCath Patent expires in the United States in September 2017. A patent application for the Primary MyoCath Patent has been filed in Europe and is currently pending.
     In January 2000, we entered into a license agreement with Comedicus Incorporated pursuant to which Comedicus granted us a royalty-free, fully paid-up, non-exclusive and irrevocable license to the Primary MyoCath Patent in exchange for a payment of $50,000. This agreement was amended in August 2000 to provide us an exclusive license to the Primary MyoCath Patent in exchange for a payment of $100,000 and our loan of $250,000 to Comedicus. Pursuant to this amendment we also received the right, but not the obligation, with Comedicus’ consent, which consent is not to be unreasonably withheld, to defend the Primary MyoCath Patent against third party infringers.
     In June 2003, we entered into agreements with Advanced Cardiovascular Systems, Inc., or ACS, originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories, pursuant to which we assigned our rights under the license agreement with Comedicus, as amended, committed to deliver 160 units of MyoCath and sold certain of our other catheter related intellectual property, or, collectively, with the Primary MyoCath Patent, the Catheter IP, for aggregate consideration of $900,000. In connection with these agreements, ACS granted to us a co-exclusive, irrevocable, fully paid-up license to the Catheter IP for the life of the patents related to the Catheter IP.
     ACS has the exclusive right, at its own expense, to file, prosecute, issue, maintain, license, and defend the Catheter IP, and the primary right to enforce the Catheter IP against third party infringers. If ACS fails to enforce the Catheter IP against a third party infringer within a specified period of time, we have the right to do so at our expense. The party enforcing the Catheter IP is entitled to retain any recoveries resulting from such enforcement. The asset purchase agreement only pertains to the Catheter IP developed or acquired by us prior to June 24, 2003. Our subsequent catheter related developments and/or acquisitions, such as MyoCath II, were not sold or licensed to ACS.
MyoCell SDF-1 Patents
     To develop our MyoCell SDF-1 product candidate, we intend to rely primarily on patents we have licensed from the Cleveland Clinic in addition to the Primary MyoCell Patent. These patents relate to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. We believe we will also need to, among other things, license some additional intellectual property to commercialize MyoCell SDF-1 in the form we believe may prove to be the most safe and/or effective.
     In February 2006, we signed a patent licensing agreement with the Cleveland Clinic which provides us with the worldwide, exclusive rights to three pending U.S. patent applications and certain corresponding foreign filings in the following jurisdictions: Australia, Brazil, Canada, China, Europe and Japan, or, collectively, the Cleveland Clinic IP, related to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. The term of our agreement with the Cleveland Clinic extends to the date on which the last of the Cleveland Clinic IP expires, at which time our license will become irrevocable, paid up and royalty-free. Certain terms of this patent licensing agreement were amended in March 2007.
     We have paid the Cleveland Clinic aggregate fees of $1.5 million and are required to pay an annual maintenance fee of $150,000.
     In addition, we are required to make payments upon our achievement of certain milestone activities which we have agreed to use commercially reasonable efforts to complete by target dates agreed to by the parties. The table below sets forth the milestone activity, required milestone payment and target completion date.

	Milestone
Milestone Activity	Payment	Target Completion Date
FDA or foreign equivalent approval of an IND application covering product candidates derived from the Cleveland Clinic IP	$200,000	60 days following completion of FDA required safety study, or IND Target Completion Date

Full enrollment of an FDA approved Phase I clinical trial for the first product candidate derived from the Cleveland Clinic IP	$300,000	One year following IND Target Completion Date

Full enrollment of the last clinical trial needed prior to a Biologic License Application submission to the FDA or foreign equivalent related to the first product candidate derived from the Cleveland Clinic IP	$750,000	Two years following IND Target Completion Date

First commercial sale of an FDA approved product derived from the Cleveland Clinic IP	$1,000,000	Four years following IND Target Completion Date
     In August and December of 2007, we received correspondence from the FDA requesting certain additional information regarding the IND application for MyoCell SDF-1 submitted in May 2007. To provide this information, we were required to complete an additional safety study of MyoCell SDF-1, which we completed in the first quarter of 2008. We plan to submit this data to the FDA in the second quarter of 2008.
     To the extent we do not complete a milestone activity by the target completion date, we will be required to pay $100,000, or the Extension Fee, to extend the target completion date for an additional one year period, or the Extension Period. If such milestone activity is achieved during the first six months of the Extension Period, the Extension Fee will be credited against the applicable milestone payment. We will also be required to pay Cleveland Clinic royalty fees equal to 5% of net sales of any product derived from the Cleveland Clinic IP until the expiration of the patents. In addition, in the event we do not complete a milestone activity by the target completion date and fail to achieve such milestone activity within 90 days of receiving written notice from the Cleveland Clinic, our license to the Cleveland Clinic IP will automatically convert into a non-exclusive license. In the event such milestone activity remains uncompleted one year following the target completion date and is not completed within 90 days of receiving written notice from the Cleveland Clinic, our license to the Cleveland Clinic IP will automatically terminate.
     Pursuant to our license agreement with the Cleveland Clinic, we are permitted to sublicense the Cleveland Clinic IP. However, prior to enrollment of the first human in an FDA approved clinical trial, we are required to pay Cleveland Clinic 20% of all revenue received from our granting of sublicenses to the Cleveland Clinic IP. Following enrollment of the first human in an FDA approved clinical trial, we will be required to pay Cleveland Clinic 10% of all revenue received from our granting of sublicenses to the Cleveland Clinic IP. These sublicense fees do not include amounts paid by a sublicensee to us relating to, among other things, net sales of products derived from the Cleveland Clinic IP.
     The Cleveland Clinic has agreed to diligently prosecute and maintain the rights to the Cleveland Clinic IP and has the right, but not the obligation, to prosecute and/or defend, at its own expense, any infringement of, and/or challenge to, the patent rights. To the extent the Cleveland Clinic determines not to initiate suit against any infringer, we have the right, but not the obligation, to commence litigation for such alleged infringement. Any damages recovered will be treated as royalties received by us from sublicensees and shared by us and the Cleveland Clinic accordingly.
     In addition to the Cleveland Clinic’s right to terminate due to our failure to complete milestone activities as described above, the Cleveland Clinic may terminate our agreement with the Cleveland Clinic if we breach the agreement and fail to cure such breach within a specified cure period. The agreement also will terminate automatically in the event of our bankruptcy. Upon the Cleveland Clinic’s termination of the agreement due to our default, breach or bankruptcy, we have granted the Cleveland Clinic an automatic, non-exclusive, no-cost, royalty free license, with the right to sublicense, to any patents created by us and our affiliates during the term of the license agreement that are required for the development of product candidates derived from the Cleveland Clinic IP. Upon such termination, we have also granted the Cleveland Clinic the exclusive right to negotiate for a license on a worldwide basis, in the field of use and upon commercially reasonable terms, to license any patent rights created by us or our affiliates that may be useful for the development of the product candidates derived from the Cleveland Clinic IP.
MyoCath II Patents
     In April 2006, we entered into an agreement with Tricardia, LLC pursuant to which Tricardia granted us a sublicenseable license to certain patents and patent applications in the United States, Australia, Canada, Europe and Japan covering the modified injection needle we intend to use as part of MyoCath II, or the MyoCath II Patents, in exchange for a one-time payment of $100,000. Our license covers and is exclusive with respect to products developed under the MyoCath II Patents for the delivery of therapeutic compositions to the heart. Unless earlier terminated by mutual consent of the parties, our agreement with Tricardia will terminate upon the expiration date of the last MyoCath II Patent.
     Tricardia has the obligation to take all actions necessary to file, prosecute and maintain the MyoCath II Patents. We are required to reimburse Tricardia, on a pro-rata basis with other licensees of Tricardia of the MyoCath II Patents, for all reasonable out-of-pocket costs and expenses incurred by Tricardia in prosecuting and maintaining the MyoCath II Patents. To the extent we do not wish to incur the cost of any undertaking or defense of any opposition, interference or similar proceeding involving the MyoCath II Patents with respect to any jurisdiction, the license granted to us pursuant to agreement will be automatically amended to exclude such jurisdiction.
     Tricardia also has the first right, but not the obligation, to take any actions necessary to prosecute or prevent any infringement or threatened infringement of the MyoCath II Patents. To the extent Tricardia determines not to initiate suit against any infringer, we have the right, but not the obligation, to commence litigation for such alleged infringement. Our share of any recovery will equal 50% in the event Tricardia commences litigation and 90% in the event we commence litigation.
TGI 1200 Patent
     On December 12, 2006, or the Effective Date, we entered into an agreement with Tissue Genesis, or the Tissue Genesis Agreement, that provides us an exclusive, worldwide right to individually use or to sell or lease to medical practitioners and related healthcare entities the following items, for the treatment of acute MI and heart failure, or the Field of Use:

•	the TGI 1200 and certain disposable products used in conjunction with the devices, or, the TGI Licensed Product Candidates;

•	processes that use the TGI Licensed Product Candidates, or the TGI Licensed Processes; and

•	the cells derived using the TGI Licensed Product Candidates and/or the TGI Licensed Processes, or the TGI Licensed Cells.
     Under the Tissue Genesis Agreement, we are restricted from transferring or sublicensing our rights to distribute and use, respectively, the TGI Licensed Product Candidates and related technology, or the TGI Product Candidate Technology.
     Under the Tissue Genesis Agreement, we have agreed to diligently pursue commercialization of the TGI Licensed Product Candidates for the treatment of acute MI and heart failure. We have also agreed to use commercially reasonable efforts to obtain FDA approval for the TGI Licensed Product Candidates within five years of the Effective Date and to make the first sale of a TGI Licensed Product Candidate within seven years of the Effective Date. Tissue Genesis has agreed to provide us with reasonable assistance to obtain regulatory approvals.
     Tissue Genesis has agreed to sell us equipment and disposables on pricing terms as favorable as the terms offered to any other direct customer. Tissue Genesis has agreed to provide us with any reasonably available information and instructions related to the operation and maintenance of any equipment we purchase.
     We have granted Tissue Genesis an exclusive, worldwide license to use, for purposes other than the treatment of acute MI and heart failure, any improvements we make to the TGI Product Candidate Technology. Tissue Genesis has granted us a right of first refusal to acquire any improvements made or acquired by Tissue Genesis to the TGI Licensed Product Candidates or TGI Product Candidate Technology.
     We may terminate the Tissue Genesis Agreement for any reason upon 90 days written notice to Tissue Genesis. In the event we terminate the Tissue Genesis Agreement, the warrant we granted Tissue Genesis (described below) will immediately become fully vested. In the event we fail to obtain FDA approval for a TGI Licensed Product Candidate within seven years of the Effective Date, our exclusive license and distribution right will automatically become non-exclusive. In the event we fail to obtain FDA approval for a TGI Licensed Product Candidate within eight years of the Effective Date, our license and distribution right will automatically terminate. In the event we pay Tissue Genesis royalties of less than $1 million over any one year royalty period at any time after two years following the receipt of FDA approval for a TGI Licensed Product Candidate, our exclusive license and distribution right will automatically terminate 30 days after receipt of notice from Tissue Genesis unless we demonstrate that we continue to pursue commercialization and FDA approval of TGI Licensed Product Candidates and have spent at least the following cumulative amounts toward our commercialization and FDA approval efforts:
•	$500,000 within two years of the Effective Date;

•	$1,250,000 within three years of the Effective Date;

•	$2,000,000 within four years of the Effective Date; and

•	an additional $100,000 each year after four years of the Effective Date.
     Tissue Genesis also has the right to terminate the agreement if we are in material breach thereof and we do not cure the breach within 30 days of receiving written notice of such breach. We have the right, but not the obligation, to request that Tissue Genesis commence litigation against a third party infringer of the patents, including certain patents licensed by Tissue Genesis from Thomas Jefferson University, or the TJU Patents, necessary for our customers’ use of the TGI Licensed Product Candidates, the TGI Licensed Processes and the TGI Licensed Cells within the Field of Use. In the event (i) Tissue Genesis fails to bring suit within 120 days of receipt of our written request, which request must be accompanied by an opinion of counsel as to the alleged infringement and (ii) sales of the infringing products reduce our net sales of the TGI Licensed Product Candidates by at least $250,000 per year, we will be relieved of our obligation to pay Tissue Genesis royalty fees until Tissue Genesis initiates litigation against the third party infringer or obtains discontinuance of the infringement. If requested by Tissue Genesis, we may be required to pay for one third of the expenses, including legal fees, of any such litigation. To the extent we are required to contribute to the costs of litigation, we will have the right to participate in the prosecution of the alleged infringement and to receive one third of any damages recovered by Tissue Genesis.
     As consideration for the license, we issued to Tissue Genesis 13,006 shares of our common stock and granted Tissue Genesis a warrant to purchase 1,544,450 shares of our common stock with an exercise price of $7.69 per share. The warrant is scheduled to vest and become exercisable as follows:
•	617,780 shares will vest upon our successful completion of any internationally recognized Phase I clinical trial of a TGI Licensed Product Candidate;

•	463,335 shares will vest upon the earlier of our net sales of $10 million of TGI Licensed Product Candidates or our receipt of $2 million of net profits from the sale of TGI Licensed Product Candidates; and

•	463,335 shares will vest upon the earlier of our net sales of $100 million of TGI Licensed Product Candidates or our receipt of $20 million of net profits from the sale of TGI Licensed Product Candidates.
     In the event we merge or are acquired, the warrant will immediately become fully vested as to all 1,544,450 shares. Any vested portion of the warrant will be exercisable at any time and from time to time until December 31, 2026.
     We have also agreed to pay Tissue Genesis royalty fees equal to 2% of net sales of any TGI Licensed Product Candidate, TGI Licensed Processes and TGI Licensed Cells, up until such time as the items are no longer qualified for legal protection by a valid patent claim or trade secret.
     Tissue Genesis has agreed that we and our customers will not be liable for damages for directly or indirectly infringing various patents, including the TJU patents necessary for our customers’ use of the TGI Licensed Product Candidates, the TGI Licensed Processes and the TGI Licensed Cells for the treatment of acute MI. Tissue Genesis has, subject to certain conditions, also agreed to indemnify and hold harmless us and our customers from all claims that the products infringe any patents, copyrights or trade secret rights of a third party. However, if our use of the products is enjoined or if Tissue Genesis wishes to minimize its liability, Tissue Genesis may, at its option and expense, either:
•	substitute a substantially equivalent non-infringing product for the infringing product;

•	modify the infringing product so that it no longer infringes but remains functionally equivalent; or

•	obtains for us the right to continue using such item.
     If none of the foregoing is feasible, Tissue Genesis is required to accept a return of the infringing product and refund to us the amount paid for such product. Our agreement with Tissue Genesis provides that Tissue Genesis’ entire liability and obligation with respect to claims of infringement are limited to the liabilities and obligations described above.
Other License Agreements
     In June 2000, we entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted to us a worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement is for the life of the patents, which expire in 2015. We utilize the methods under these patents in connection with our BioPace and certain other product candidates in development. We do not have rights to patents outside the United States relating to BioPace. In addition to a payment of $55,000 we made to acquire the license, we are required to pay WBH an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the WBH IP. In order to maintain these exclusive license rights, our aggregate royalty payments in any calendar year must exceed a minimum threshold as established by the agreement. The minimum threshold was $50,000 for 2005, $100,000 for 2006 and $200,000 for 2007. This minimum threshold will remain $200,000 for 2008 and thereafter. To the extent that our annual net sales of products covered by the WBH IP do not exceed the minimum threshold for such year, we have the option of paying any shortfall in cash to WBH by the end of the applicable year or having our license to the WBH IP become non-exclusive. In addition to the patents licensed from WBH, we purchased a U.S. patent and its corresponding Japanese filing, which are directed to biological pacemakers, by assignment from Angeion Corporation on September 1, 2000.
     As of the date of this report, we have not made any payments to WBH other than the initial payment to acquire the license. Accordingly, WBH may terminate the license to the WBH IP at any time at their sole option. We are currently in negotiations with WBH to amend the terms of the license agreement. Unless earlier terminated by WBH or by either party upon the other party’s breach of the agreement, the agreement will terminate upon the expiration date of the last patent covered by the WBH Agreement.
Sales and Marketing
     In advance of any expected commercial approval of our lead product candidate in the United States, we intend to internally develop a direct sales and marketing force. We anticipate the team will be comprised of salespeople, clinical and reimbursement specialists and product marketing managers.
     We intend to market MyoCell to interventional cardiologists. In the typical healthcare system the interventional cardiologist functions as a “gate keeper” for determining the course of appropriate medical care for our target patient population.
     We anticipate our marketing efforts will be focused on informing interventional cardiologists of the availability of a our treatment alternative through the following channels of communication: (i) articles published in medical journals by widely recognized interventional cardiologists, including cardiologists that have participated in our clinical trials; (ii) seminars and speeches featuring widely recognized interventional cardiologists; and (iii) advertisements in medical journals.
Collaborative Arrangements for Seeking Regulatory Approvals and Distribution of Products Outside of the United States and Europe
Japan
     On November 19, 2001, we entered into an agreement with Getz Brothers Co., Ltd. pursuant to which we appointed Getz Brothers as the exclusive distributor of all of our products in Japan. Pursuant to this agreement, during the three-year period following the Reimbursement Date (as defined below), Getz Brothers has agreed to purchase a minimum number of units of our products per year at prices to be negotiated upon our receipt of approval from the Japanese Ministry of Health, Labor and Welfare to sell our products in Japan, or the Japan Regulatory Approval. Under this distribution agreement, Getz Brothers has agreed to use its best efforts to obtain government approval for, promote and distribute our products in Japan using generally the same channels and methods, exercising the same diligence and adhering to the same standards which Getz Brothers employs for its own products and other medical products it distributes. To assist Getz Brothers in registering and marketing our products in Japan, we have agreed to provide them with, among other things, written materials necessary to obtain the Japan Regulatory Approval, information on our marketing and promotional plans for our products, certificates of analysis concerning any products purchased by Getz Brothers, certificates of free sale, trademark authorizations and any other documents they may reasonably request.
     This agreement with Getz Brothers terminates five years following the date that the necessary Japanese regulatory authorities approve reimbursement for MyoCell, or the Reimbursement Date. Getz Brothers may terminate the agreement upon 30 days written notice. In the event that the Reimbursement Date does not occur by November 19, 2009, we may terminate the agreement upon 30 days written notice. If our agreement with Getz Brothers is not terminated prior to the end of the five year period following the Reimbursement Date, the agreement will be automatically renewed for additional one-year periods unless either party provides 180 days advance written notice to the other party of its desire not to renew the agreement.
     We may also terminate this agreement at any time upon 180 days notice subject to our one-time payment of a buy-out fee to Getz Brothers. If we exercise this buy-out option prior to our receipt of the Japan Regulatory Approval, the payment to Getz Brothers will be equal to the greater of (i) $5 million and (ii) two times the sum of Getz Brothers’

expenditures incurred in connection with seeking regulatory approvals and conducting clinical trials for our product candidates. If we exercise this buy-out option subsequent to our receipt of the Japan Regulatory Approval, the payment to Getz Brothers will be equal to the greater of (ii) $10 million and (ii) the product of 24 and the monthly average of Getz Brothers’ gross revenues received from sales of our products during the six months preceding our exercise of this buy-out option.
Korea
     On February 1, 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., the predecessor entity of BHK, Inc., or BHK, pursuant to which we and BHK agreed to create a joint venture company called Bioheart Manufacturing, Inc., or Bioheart Manufacturing, located in Korea to own and operate a cell culturing facility. The joint venture agreement contemplates that we will engage Bioheart Manufacturing to provide all cell culturing processes for our products and processes sold in Korea for a period of no less than ten years. Pursuant to the joint venture agreement, we agreed to contribute approximately $59,000 for an 18% equity interest in Bioheart Manufacturing, and BHK agreed to contribute approximately $9,592,032 for an 82% equity interest in Bioheart Manufacturing. It is our understanding that BHK subsequently transferred a portion if equity interest 12% interest to On April 1, 2006, we entered into an in-kind investment agreement with Bioheart Manufacturing pursuant to which we agreed to provide Bioheart Manufacturing with the technology to manufacture MyoCell and MyoCath and, in exchange, received 15,090 common shares of Bioheart Manufacturing.
     Pursuant to the joint venture agreement, we have agreed to provide Bioheart Manufacturing with standard operating procedures, tests and testing protocols, cell selection methods, cell characterization methods, and all materials necessary to carry out the activities of the cell culturing facility in the manner required by us. Under the joint venture agreement, we agreed to enter into a shareholders agreement with BHK which will include, among others, a provision providing for a five-member board of directors and provisions setting forth certain operation related matters that will require prior written agreement by us and BHK.
     The joint venture agreement terminates upon Bioheart Manufacturing’s inability to continue its operations by reason of operation of law, governmental order or regulation or Bioheart Manufacturing’s dissolution or liquidation for any reason.
     It is our understanding that in February 2006, Bioheart Manufacturing entered into an industrial site lease with Gyeonggi Provincial Government of the Republic of Korea and commenced construction of a cell culturing facility in September 2006. Construction of the facility was completed by September 2007. Since September 2006, our employees have been visiting Korea to train Bioheart Manufacturing’s employees regarding how to culture myoblasts.
     In August 2007, we entered into a clinical registry supply agreement with BHK pursuant to which we agreed to supply MyoCell and MyoCath to BHK for use in registry studies of MyoCell anticipated to be conducted by BHK at purchase prices established by the agreement. We may terminate this agreement at any time.
Government Regulation
     The research and development, preclinical studies and clinical trials, and ultimately, the culturing, manufacturing, marketing and labeling of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. We believe MyoCell and MyoCath are subject to regulation in the United States and Europe as a biological product and a medical device, respectively.
     Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, the Public Health Service Act, or the PHS Act and their respective regulations as well as other federal, state, and local statutes and regulations. Medical devices are subject to regulation under the FD&C Act and the regulations promulgated thereunder as well as other federal, state, and local statutes and regulations. The FD&C Act and the PHS Act and the regulations promulgated thereunder govern, among other things, the testing, cell culturing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our product candidates. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.
FDA Regulation — Approval of Biological Products
     The steps ordinarily required before a biological product may be marketed in the United States include:
•	completion of preclinical studies according to good laboratory practice regulations;

•	the submission of an IND application to the FDA, which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials according to good clinical practices to establish the safety and efficacy of the proposed biological product for its intended use;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is manufactured, processes, packaged or held to assess compliance cGMP; and

•	the submission to, and review and approval by, the FDA of a biologics license application, or BLA, that includes satisfactory results of preclinical testing and clinical trials.
     Preclinical tests include laboratory evaluation of the product candidate, its formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The FDA requires that preclinical tests be conducted in compliance with good laboratory practice regulations. The results of preclinical testing are submitted as part of an IND application to the FDA together with manufacturing information for the clinical supply, analytical data, the protocol for the initial clinical trials and any available clinical data or literature. A 30-day waiting period after the filing of each IND application is required by the FDA prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day waiting period or any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.
     Clinical trials to support BLAs involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated.
     Clinical trials are typically conducted in three sequential phases, but the phases may overlap.
     In Phase I clinical trials, the initial introduction of the biological product candidate into human subjects or patients, the product candidate is tested to assess safety, dosage tolerance, absorption, metabolism, distribution and excretion, including any side effects associated with increasing doses.
     Phase II clinical trials usually involve studies in a limited patient population to identify possible adverse effects and safety risks, preliminarily assess the efficacy of the product candidate in specific, targeted indications; and assess dosage tolerance and optimal dosage.
     If a product candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken within an expanded patient population at multiple study sites to further demonstrate clinical efficacy and safety, further evaluate dosage and establish the risk-benefit ratio of the product and an adequate basis for product labeling.
     Phase IV, or post-marketing, trials may be mandated by regulatory authorities or may be conducted voluntarily. Phase IV trials are typically initiated to monitor the safety and efficacy of a biological product in its approved population and indication but over a longer period of time, so that rare or long-term adverse effects can be detected over a much larger patient population and time than was possible during prior clinical trials. Alternatively, Phase IV trials may be used to test a new method of product administration, or to investigate a product’s use in other indications. Adverse effects detected by Phase IV trials may result in the withdrawal or restriction of a drug.

     If the required Phase I, II and III clinical testing is completed successfully, the results of the required clinical trials, the results of product development, preclinical studies and clinical trials, descriptions of the manufacturing process and other relevant information concerning the safety and effectiveness of the biological product candidate are submitted to the FDA in the form of a BLA. In most cases, the BLA must be accompanied by a substantial user fee. The FDA may deny a BLA if all applicable regulatory criteria are not satisfied or may require additional data, including clinical, toxicology, safety or manufacturing data. It can take several years for the FDA to approve a BLA once it is submitted, and the actual time required for any product candidate may vary substantially, depending upon the nature, complexity and novelty of the product candidate.
     Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements.
     If the FDA evaluations of the BLA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the BLA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the BLA or manufacturing facility is not favorable, the FDA may refuse to approve the BLA or issue a non-approvable letter that often requires additional testing or information.
FDA Regulation — Approval of Medical Devices
     Medical devices are also subject to extensive regulation by the FDA. To be commercially distributed in the United States, medical devices must receive either 510(k) clearance or pre-market approval, or PMA, from the FDA prior to marketing. Devices deemed to pose relatively low risk are placed in either Class I or II, which requires the manufacturer to submit a pre-market notification requesting permission for commercial distribution, or 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, devices deemed not substantially equivalent to a previously 510(k) cleared device and certain other devices are placed in Class III which requires PMA. We anticipate that MyoCath will be classified as a Class III device.
     To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and efficacy to a previously 510(k) cleared device, a device that has received PMA or a device that was in commercial distribution before May 28, 1976. The FDA’s 510(k) clearance pathway usually takes from four to twelve months, but it can last longer.
     After a device receives 510(k) clearance, any modification that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require PMA. The FDA requires each manufacturer to make this determination, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained.
     A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof of the safety and efficacy of the device to the FDA’s satisfaction. The PMA pathway is much more costly, lengthy and uncertain than the 510(k) approval pathway. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which impose elaborate testing, control, documentation and other quality assurance procedures. Upon acceptance by the FDA of what it considers a completed filing, the FDA commences an in-depth review of the PMA application, which typically takes from one to two years, but may last longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided.
     If the FDA’s evaluation of the PMA application is favorable, and the applicant satisfies any specific conditions (e.g., changes in labeling) and provides any specific additional information (e.g., submission of final labeling), the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer.

The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and efficacy of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in an enforcement action, which could have material adverse consequences, including the loss or withdrawal of the approval.
     Even after approval of a pre-market application, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.
FDA Regulation — Post-Approval Requirements
     Even if regulatory clearances or approvals for our product candidates are obtained, our products and the facilities manufacturing our products will be subject to continued review and periodic inspections by the FDA. For example, as a condition of approval of a new drug application, the FDA may require us to engage in post-marketing testing and surveillance and to monitor the safety and efficacy of our products. Holders of an approved new BLA, PMA or 510(k) clearance product are subject to several post-market requirements, including the reporting of certain adverse events involving their products to the FDA, provision of updated safety and efficacy information, and compliance with requirements concerning the advertising and promotion of their products.
     In addition, manufacturing facilities are subject to periodic inspections by the FDA to confirm the facilities comply with cGMP requirements. In complying with cGMP, manufacturers must expend money, time and effort in the area of production and quality control to ensure full compliance. For example, manufacturers of biologic products must establish validated systems to ensure that products meet high standards of sterility, safety, purity, potency and identity. Manufacturers must report to the FDA any deviations from cGMP or any unexpected or unforeseeable event that may affect the safety, quality, or potency of a product. The regulations also require investigation and correction of any deviations from cGMP and impose documentation requirements.
     In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds.
International Regulation
     Our product candidates are subject to regulation in every country where they will be tested or used. Whether or not we obtain FDA approval for a product candidate, we must obtain the necessary approvals from the comparable regulatory authorities of foreign countries before we can commence testing or marketing of a product candidate in those countries. The requirements governing the conduct of clinical trials and the approval processes vary from country to country and the time required may be longer or shorter than that associated with FDA approval.
     In the European Economic Area, composed of the 25 European Union Member States, plus Norway, Iceland and Lichtenstein, marketing authorization applications for medicinal products may be submitted under a centralized or national procedure. Detailed preclinical and clinical data must accompany all marketing authorization applications that are submitted in the European Union. The centralized procedure provides for the grant of a single marketing authorization, referred to as a community authorization, that is valid for the entire European Economic Area. Under the national or decentralized procedure, a medicinal product may only be placed on the market when a marketing authorization, referred to as a national authorization, has been issued by the competent authority of a European Economic Area country for its own territory. If marketing authorization is granted, the holder of such authorization may submit further applications to the competent authorities of the remaining member states via either the decentralized or mutual recognition procedure. The decentralized procedure enables applicants to submit an identical application to the competent authorities of all member states where approval is sought at the same time as the first application. We believe that, by virtue of the nature of MyoCell, we are eligible to seek commercial approval of MyoCell under either the centralized or national procedure. We anticipate that we will first seek to obtain commercial approval of MyoCell in the Netherlands, Belgium and Germany pursuant to the national procedure.
     Under the mutual recognition procedure, products are authorized initially in one member state, and other member states where approval is sought are subsequently requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. The other member states then have 90 days to recognize the decision of the original authorizing member state. If the member states fail to reach an agreement because one of them believes that there are grounds for supposing that the authorization of the medicinal product may present a potential serious risk to public health, the disagreement may be submitted to the Committee for Medicinal Products for Human Use of the European Medicines Agency for arbitration. The decision of this committee is binding on all concerned member states and the marketing authorization holder. Other member states not directly concerned at the time of the decision are also bound as soon as they receive a marketing application for the same product. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.
     The European Economic Area requires that manufacturers of medical devices obtain the right to affix the CE Mark to their products before selling them in member countries. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE Mark to a medical device, the medical device in question must meet the essential requirements defined under the Medical Device Directive (93/42/ EEC) relating to safety and performance, and the manufacturer of the device must undergo verification of regulatory compliance by a third party standards certification provider, known as a notified body. Provided that we enter into a long term manufacturing contract with an entity that satisfies the requirements of the International Standards Organization, we anticipate that we will file an application to obtain the right to affix the CE Mark to MyoCath in 2008.
     In addition to regulatory clearance, the conduct of clinical trials in the European Union is governed by the European Clinical Trials Directive (2001/20/ EC), which was implemented in May 2004. This directive governs how regulatory bodies in member states may control clinical trials. No clinical trial may be started without authorization by the national competent authority and favorable ethics approval.
     Manufacturing facilities are subject to the requirements of the International Standards Organization. In complying with these requirements, manufacturers must expend money, time and effort in the area of production and quality control to ensure full compliance.
     Despite efforts to harmonize the registration process in the European Union, the different member states continue to have different national healthcare policies and different pricing and reimbursement systems. The diversity of these systems may prevent a simultaneous pan-European launch, even if centralized marketing authorization has been obtained.
     In some cases, we plan to submit applications with different endpoints or other elements outside the United States due to differing practices and requirements in particular jurisdictions. However, in cases where different endpoints will be used outside the United States, we expect that such submissions will be discussed with the FDA to ensure that the FDA is comfortable with the nature of human trials being conducted in any part of the world. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in Europe.
Competition
     Our industry is subject to rapid and intense technological change. We face, and will continue to face, competition from pharmaceutical, biopharmaceutical, medical device and biotechnology companies developing heart failure treatments both in the United States and abroad, as well as numerous academic and research institutions, governmental agencies and private organizations engaged in drug funding or discovery activities both in the United States and abroad. We also face competition from entities and healthcare providers using more traditional methods, such as surgery and pharmaceutical regimens, to treat heart failure. We believe there are a substantial number of heart failure products under development by numerous pharmaceutical, biopharmaceutical, medical device and biotechnology companies, and it is likely that other competitors will emerge.
     Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may succeed in developing competing therapies earlier than we do; obtain patents that block or otherwise inhibit our ability to further develop and commercialize our product candidates; obtain approvals from the FDA or other regulatory agencies for products more rapidly than we do; or develop treatments or cures that are safer or more effective than those we propose to develop. These competitors may also devote greater resources to marketing or selling their products and may be better able to withstand price competition. In addition, these competitors may introduce or adapt more quickly to new technologies or scientific advances, which could render our technologies obsolete, and may introduce products that make the continued development of our product candidates uneconomical. These competitors may also be more successful in negotiating third party licensing or collaborative arrangements and may be able to take advantage of acquisitions or other strategic opportunities more readily than we can.
     Our ability to compete successfully will depend on our continued ability to attract and retain skilled and experienced scientific, clinical development and executive personnel, to identify and develop viable heart failure product candidates and to exploit these products and compounds commercially before others are able to develop competitive products.
     We believe the principal competitive factors affecting our markets include, but are not limited to:
•	the safety and efficacy of our product candidates;

•	the freedom to develop and commercialize cell-based therapies, including appropriate patent and proprietary rights protection;

•	the timing and scope of regulatory approvals;

•	the cost and availability of our products;

•	the availability and scope of third party reimbursement programs; and

•	the availability of alternative treatments.
     We are still in the process of determining, among other things:
•	if MyoCell is safe and effective;

•	the timing and scope of regulatory approvals; and

•	the availability and scope of third party reimbursement programs.
     Accordingly, we have a limited ability to predict how competitive MyoCell will be relative to existing treatment alternatives and/or treatment alternatives that are under development. See “Business — Diagnosis and Management of Heart Failure.”
     If approved, MyoCell will compete with surgical, pharmaceutical and mechanical based therapies. Surgical options include heart transplantation and left ventricular reconstructive surgery. Although not readily accessible, heart transplantation has proven to be an effective treatment for patients with severe damage to the heart who locate a donor match and are in sufficiently good health to undergo major surgery. Mechanical therapies such as biventricular pacing, ventricular restraint devices and mitral valve therapies have been developed by companies such as Medtronic, Inc., Acorn Cardiovascular, Inc., St. Jude Medical, Inc., World Heart Corporation, Guidant Corporation, a part of Boston Scientific, and Edwards Lifesciences Corp. Pharmaceutical therapies include anti-thrombotics, calcium channel blockers such as Pfizer’s Norvasc® and ACE inhibitors such as Sanofi’s Delix®.
     The field of regenerative medicine is rapidly progressing, as many organizations are initiating or expanding their research efforts in this area. We are also aware of several competitors seeking to develop cell-based therapies for the treatment of cardiovascular disease, including Baxter International, Inc., Cytori Therapeutics, Inc., MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc. (a wholly-owned subsidiary of Advanced Cell Technology, Inc.), Osiris Therapeutics, Inc., ViaCell, Inc. (a wholly-owned subsidiary of PerkinElmer, Inc.), and potentially others.
     It is our understanding that some of our large competitors have devoted considerable resources to developing a myoblast-based cell therapy for treating severe damage to the heart. For instance, Mytogen and MG Biotherapeutics, like

Bioheart, have been seeking to develop cell-based therapies utilizing skeletal myoblasts isolated from muscle, expanded in culture, and injected into a patient’s heart to repair scar tissue. In September 2006, Mytogen completed treating patients enrolled in its U.S. Phase I clinical trial of catheter injections of myoblasts and announced results in March 2007. Mytogen has announced that they anticipate they will commence enrollment in a Phase II, double blind, placebo-controlled clinical trial in mid-2008. MG Biotherapeutics announced in February 2006 that it had ceased enrollment of new patients in its Phase II trial, the MAGIC Trial, after its data monitoring committee concluded there was a low likelihood that the trial would result in the hypothesized improvements in heart function.
     Some organizations are involved in research using alternative cell sources, including bone marrow, embryonic and fetal tissue, umbilical cord and peripheral blood, and adipose tissue. For instance, Baxter Healthcare is currently conducting a U.S. Phase II study using stem cells extracted from peripheral blood as an investigational treatment for myocardial ischemia. Osiris Therapeutics is conducting a Phase I study using mesenchymal stem cells isolated from donor bone marrow, expanded in culture to treat damage caused by acute MI. Cytori Therapeutics is conducting a European Phase I study using autologous adipose-derived regenerative cells as a treatment for heart attacks. ViaCell is currently in preclinical development using allogeneic cells derived from umbilical cord blood for cardiac disease.
     For further information regarding our competitive risks, see Item 1A. “Risk Factors — We face intense competition in the biotechnology and healthcare industries.”
Our Executive Officers
     Set forth below are: (1) the names and ages of our executive officers at March 17, 2008, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position with the Company
William M. Pinon	44	President Chief Executive Officer and Director
William H. Kline	63	Chief Financial Officer
Howard J. Leonhardt	46	Chairman of the Board and Chief Technology Officer
Richard T. Spencer IV	35	Vice President of Clinical Affairs and Physician Relations
Nicholas M. Burke	36	Vice President of Financial Operations
Catherine Sulawske-Guck	39	Vice President of Administration and Human Resources
     William M. Pinon. Mr. Pinon was appointed as our President and Chief Executive Officer in March 2007 and as a director in June 2007. He has nearly 20 years of operational and sales experience in the cardiovascular treatment industry. Mr. Pinon spent the past four years at Cordis Corporation, a Johnson & Johnson company, where he served most recently, from May 2006 until February 2007, as Worldwide Vice President of Sales and Marketing for the cardiovascular business and the drug eluting CYPHERtm stent. In that position, he was responsible for all aspects of sales and marketing management for interventional cardiology products worldwide. He previously served, from January 2005 to April 2006, as General Manager and Vice President of the Cordis business unit, Biologics Delivery Systems, a company focused on the delivery of biologics to treat congestive heart failure. There he helped to develop the company into a fully-integrated business, and managed all aspects of sales and marketing, including profitability, company vision, and long-range strategic planning. Mr. Pinon also served, from January 2003 until December 2004, as Vice President of Commercial Operations for Cordis Cardiology, the business unit of Cordis focused on cardiovascular disease management. Prior to joining Cordis, Mr. Pinon worked for Centocor, Inc., also a Johnson & Johnson company, where he served as Executive Director of Sales for its cardiovascular business unit from August 2000 through December 2002, and before that for Boehringer Mannheim Corporation Therapeutics from March 1992 to February 1998, where he managed the congestive heart failure business. Mr. Pinon received a B.S. in Biology from the University of Oregon in 1988.
     William H. Kline. Mr. Kline has served as our Chief Financial Officer since August 2006. Previously, from October 1999 until August 2006, Mr. Kline served as Senior Vice President for WildCard Systems, Inc., a debit card processing company that provides technology for electronic stored-value accounts and related Web-based software. At WildCard Systems, Mr. Kline was responsible for, among other things, the implementation of accounting, financial reporting and budget systems. He also was involved in all capital transactions at WildCard Systems, including the sale of the company to eFunds, Inc. in July 2005. Prior to joining WildCard Systems, Mr. Kline was the Partner-in-charge of the financial services practice for KPMG LLP in South Florida. Mr. Kline has over 30 years of diversified financial, operational and managerial experience and was the managing partner of KPMG’s healthcare practice in Tulsa and Boston. Mr. Kline received an M.B.A. in Finance and Accounting from the Wharton School of the University of Pennsylvania in 1972, an M.S. in Statistics from the University of Delaware in 1971, and a B.A. in Mathematics from Harvard College in 1967.
     Howard J. Leonhardt. Mr. Leonhardt is the co-founder of Bioheart. He has served as our Chairman of the Board since our incorporation in August 1999 and served as our Chief Executive Officer from August 1999 until March 2007. Effective March 2007, Mr. Leonhardt began serving as our Chief Technology Officer. From March 2007 through March 2008, Mr. Leonhardt also served as our Executive Chairman. In 1986, Mr. Leonhardt founded World Medical Manufacturing Corporation, or World Medical, and served as its Chief Executive Officer from 1986 until December 1998 when World Medical was acquired by Arterial Vascular Engineering, Inc., or AVE. AVE was acquired by Medtronic, Inc. in January 1999. Mr. Leonhardt was the co-inventor of World Medical’s primary product, the TALENT (Taheri-Leonhardt) stent graft system. From December 1998 until June 1999, Mr. Leonhardt served as President of World Medical Manufacturing Corporation, a subsidiary of Medtronic. Scientific articles written by Mr. Leonhardt have been published in a number of publications including Techniques in Vascular and Endovascular Surgery and the Journal of Cardiovascular Surgery. Mr. Leonhardt received a diploma in International Trade from the Anoka-Hennepin Technical College, attended the University of Minnesota and Anoka-Ramsey Community College and holds an honorary Doctorate Degree in Biomedical Engineering from the University of Northern California.
     Richard T. Spencer IV. Mr. Spencer has served as our Vice President of Clinical Affairs and Physician Relations since September 2004. Mr. Spencer has eight years of experience in the medical device industry, including two years, from 1997 until 1999, as Technical Support Manager of Marketing at Medtronic Vascular, Inc., a company dedicated to the treatment of vascular disease and more recently, from August 2000 until September 2004, as Product Director of Global Drug Eluting Stent Marketing for the Cordis Cardiology Division of Johnson & Johnson, a cardiology concern dedicated to the treatment of coronary artery disease. Mr. Spencer received an M.B.A. from Columbia Business School in 2000, a J.D. from the University of Florida in 1997, and a B.A. in Political Science from Columbia University in 1994.
     Nicholas M. Burke, C.P.A. Mr. Burke was appointed as our Vice President of Financial Operations in July 2007. From October 2001 through June 2007, Mr. Burke served as Vice President and Controller of Viragen, Inc., a publicly-traded bio-pharmaceutical company engaged in the research, development, manufacture and commercialization of therapeutic proteins for the treatment of cancers and viral diseases. Prior to joining Viragen, from October 1999 until October 2001, Mr. Burke served as Corporate Controller of SmartDisk Corporation, a computer peripherals technology company whose securities were publicly traded from October 1999 until May 2003. From September 1994 until September 1999, Mr. Burke was a senior member of the audit staff of Ernst & Young LLP, concentrating his practice in the computer technology and biotechnology industries. Mr. Burke received a Masters Degree in Accounting from Florida International University in 1996 and a Bachelors Degree in Accounting from Florida International University in 1993.
     Catherine Sulawske-Guck. Since January 2007, Ms. Sulawske-Guck has served as our Vice President of Administration and Human Resources. Ms. Sulawske-Guck joined Bioheart in the full-time capacity as Director of Administration and Human Resources in January 2004 after having served us in a consulting capacity since December 2001. Prior to joining Bioheart, from May 1989 until November 2001, Ms. Sulawske-Guck served as Director of Operations and Customer Service for World Medical.

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
********************************
Risks Related to Our Financial Position and Potential Need for Additional Financing
We will need to secure additional financing within the next five months in order to continue to finance our operations and will need substantial additional capital to develop our business and product candidates as otherwise planned. We may be unable to secure additional capital when needed. An inability to obtain additional financing on acceptable terms could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business.
     As of March 1, 2008, we had cash and cash equivalents of $6.5 million and a working capital deficit of $5.8 million. Provided that we continue to defer our payment of $3.0 million to Dr. Law and Cell Transplants International, we project that our existing cash resources will be sufficient to finance our operations for approximately the next five months. See “—We have licensed and therefore do not own the intellectual property that is critical to our business ...” We will need to secure additional sources of capital to develop our business and product candidates as planned. For instance, our ability to enroll patients in the MARVEL Trial in accordance with our current trial schedule is contingent on our ability to secure additional funding within the next three months and we believe we will need to raise approximately $10.0-$12.0 million of funds to finance the completion of the MARVEL Trial. If we do not secure $5.0 million of financing within the next three months, we will be required to restrict enrollment in the MARVEL Trial pending receipt of additional capital, which will delay our projected date for completing the MARVEL Trial. Additionally, unless and until we secure a total of approximately $20.0 million of financing, we intend to focus our capital resources on the advancement of the MARVEL trial and expect to seek to minimize our expenditures on other product candidates in our research and development pipeline.
     In addition, subject to obtaining regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, manufacturing the product and/or securing commercial quantities of product from manufacturers and product distribution. We also anticipate that we will need to raise additional funds to satisfy our outstanding debt obligations and make projected payments under our license agreements.
     The extent of our need for additional capital will depend on numerous factors, including, but not limited to:
•	resolution, whether by mutual agreement or court order, of our payment obligations under the Law License Agreement and the timing of such payments;

•	the scope, rate of scientific progress, results and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking FDA and other regulatory approvals;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	the effectiveness of commercialization activities (including the volume and profitability of any sales achieved);

•	our ability to establish additional strategic, collaborative and licensing relationships with third parties with respect to the sales, marketing and distribution of our products, research and development and other matters and the economic and other terms and timing of any such relationships;

•	the ongoing availability of funds from foreign governments to build new manufacturing facilities;

•	the costs involved in any potential litigation that may occur;

•	decisions by us to pursue the development of new product candidates or technologies or to make acquisitions or investments; and

•	the effect of competing products, technologies and market developments.

     We have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We will need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.
     Pursuant to our underwriting agreement, dated February 19, 2008, or the Underwriting Agreement Date, with Dawson James Securities, Inc, as representative for the underwriters, we have agreed that we will not, without the consent of Dawson James Securities, Inc. issue any securities (except for shares issuable upon exercise of outstanding stock options) for 180 days following the Underwriting Agreement Date, subject to certain customary extension periods. Accordingly, our ability to obtain additional equity financing during this period is subject to our obtaining the prior agreement of Dawson James Securities, Inc.
     In addition, our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in May 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “— We have a substantial amount of debt...” and “— Our outstanding indebtedness to BlueCrest Capital Finance, L.P. imposes certain restrictions...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional funds and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.
     If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for our development programs, curtail efforts to commercialize our product candidates or reduce the scale of our operations, any of which could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business at all.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
     Our independent registered public accounting firm has issued its report dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.
     We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our lead product candidate, MyoCell, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, you may have difficulty in predicting our future success or viability due to our lack of operating history. As of December 31, 2007, we have accumulated a deficit during our development stage of approximately $82.6 million. Our lead product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until early 2009, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $18.1 million, $13.2 million and $7.3 million in 2007, 2006 and 2005, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:
•	commence full scale enrollment of the MARVEL Trial;

•	continue research and development and undertake new clinical trials with respect to our pipeline product candidates, including clinical trials related to MyoCell SDF-1;

•	seek to raise additional capital;

•	apply for regulatory approvals;

•	make capital expenditures to increase our research and development and cell culturing capabilities;

•	add operational, financial and management information systems and personnel and develop and protect our intellectual property;

•	make payments pursuant to license agreements upon achievement of certain milestones; and

•	establish sales and marketing capabilities to commercialize products for which we obtain regulatory approval, if any.
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
     Pursuant to a Loan and Security Agreement, dated May 31, 2007, BlueCrest Capital Finance, L.P., or BlueCrest Capital, agreed to provide us a three-year, $5.0 million term loan, or the BlueCrest Loan. For the first three months of the BlueCrest Loan, we were only required to make payments of interest. Commencing in October 2007, we are required to make 33 equal monthly payments of principal and interest. Interest accrues at an annual rate of 12.85%. In the event we seek to repay the BlueCrest Loan prior to maturity, we are subject to a prepayment penalty equal to 3% of the outstanding principal if paid during the first year of the BlueCrest Loan, 2% of the outstanding principal if paid during the second year of the BlueCrest Loan and 1% of the outstanding principal if paid during the third year of the BlueCrest Loan. As collateral to secure our repayment obligations to BlueCrest Capital, we have granted it a first priority security interest in all of our assets, excluding our intellectual property but including the proceeds from any sale of any of our intellectual property.
     The Loan and Security Agreement contains various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not, among other things:
•	incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000, any unsecured debt less than $20,000 or any debt not secured by the collateral pledged to BlueCrest Capital that is subordinated to the rights of BlueCrest Capital pursuant to a subordination agreement satisfactory to BlueCrest Capital in its sole discretion;

•	make any principal, interest or other payments arising under or in connection with our loan from Bank of America or any other debt subordinate to the BlueCrest Loan;

•	incur additional liens on any of our assets, including any liens on our intellectual property, except for certain permitted liens including but not limited to non-exclusive licenses or sub-licenses of our intellectual property in the ordinary course of business and licenses or sub-licenses of intellectual property in connection with joint ventures and corporate collaborations (provided that any proceeds from such licenses be used to pay down the BlueCrest Loan);

•	voluntarily prepay any debt prior to maturity, except for accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000 and any unsecured debt less than $20,000;

•	convey, sell, transfer or otherwise dispose of property, except for sales of inventory in the ordinary course of business, sales of obsolete or unneeded equipment and transfers or our intellectual property related to product candidates other than MyoCell or MyoCell SDF-1 to a currently operating or newly formed wholly owned subsidiary;

•	merge with or acquire any other entity if we would not be the surviving person following such transaction;

•	pay dividends (other than stock dividends) to our shareholders;

•	redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

•	enter into transactions with affiliates other than on arms-length terms; and

•	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.
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
     In addition to the BlueCrest Loan, on June 1, 2007, we borrowed $5.0 million from Bank of America under an eight month loan, which was subsequently extended for an additional four months. As of December 31, 2007, we had an aggregate of $9.6 million in principal amount of outstanding indebtedness. We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. Certain persons, including our Chairman of the Board, two of our other directors and two of our shareholders, or, collectively, the Guarantors, have agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments. As of January 31, 2008, these individuals had paid an aggregate of $315,000 of interest on the Bank of America Loan on our behalf. Upon our repayment in full of the BlueCrest Loan, we are required to reimburse these persons with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan. We anticipate that the BlueCrest Loan will need to be serviced and both the BlueCrest Loan and any amounts advanced by the Guarantors will need to be repaid with existing cash or cash generated from security or loan placements, if any. If we are unable to generate cash through additional financings, we may have to delay or curtail research, development and commercialization programs.
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
     Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. For example, MyoCell has been studied in a limited number of patients to date. Even though our early data has been promising, we have not yet completed any large-scale pivotal trials to establish the safety and efficacy of MyoCell. A number of participants in our clinical trials have experienced serious adverse events adjudicated or determined by trial investigators to be potentially attributable to MyoCell. See “ – Our product candidates may never be commercialized due to unacceptable side effects and increased mortality that may be associated with such product candidates.” There is a risk that safety concerns relating to our product candidates or cell-based therapies in general will result in the suspension or termination of our clinical trials.
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
     We are subject to the risks of failure inherent in the development of product candidates based on new technologies. The novel nature of our product candidates creates significant challenges in regards to product development and optimization, government regulation, third party reimbursement and market acceptance. These include:
•	the scientific basis of our technology could be determined to be less sound than we believe;

•	the time and effort required to solve novel technical problems could delay the development of our product candidates;

•	the FDA and regulatory agencies in other countries have relatively limited experience with therapies based upon cellular medicine generally and, as a result, the pathway to regulatory approval for our cell-based product candidates may be more complex and lengthy; and

•	the healthcare community has relatively little experience with therapies based upon cellular medicine and, accordingly, following regulatory approval, if any, our product candidates may not become widely accepted by physicians, patients, third party payors or the healthcare community.
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
     We have been cleared by the FDA to proceed under the protocol for our MARVEL Trial, which protocol requires participating trial investigators to use Biosense Webster’s, a Johnson & Johnson company, NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter, or MyoStar, or collectively with the NOGA® Cardiac Navigation System, the MyoStar System, for the delivery of MyoCell to patients enrolled in the trial. We further anticipate that if MyoCell receives regulatory approval, such approval will require MyoCell to be injected with a catheter system that has also secured regulatory approval. Accordingly, the commercial deployment of MyoCell is dependent upon MyoStar, MyoCath or some other catheter system securing regulatory approval for use with MyoCell. Although MyoStar has received CE mark approval in Europe, neither MyoStar, MyoCath nor any other catheter system is commercially available in the United States and they may only be used pursuant to FDA approved investigational protocols. Notwithstanding the devotion of considerable resources to the development and testing of MyoStar and MyoCath, they may never receive additional or any, respectively, regulatory approval that will allow for their commercial use with MyoCell.

     We are not affiliated with Biosense Webster, the Cordis Corporation or any other Johnson & Johnson company. Although we entered into a supply agreement with Biosense Webster on May 10, 2007 pursuant to which it has agreed to deliver MyoStar to us for a two year period at an agreed upon price as and when required by the MARVEL Trial, we currently have no right to control the further development, clinical testing and/or refinement of MyoStar. Biosense Webster currently has the right to make the following types of decisions without consulting with or even considering our views, which decisions could directly or indirectly negatively impact our efforts and/or ability to secure regulatory approval of MyoCell:
•	the terms and conditions under which MyoStar will be made available for use to trial investigators, if at all, after the term of the supply agreement;

•	the terms and conditions under which the diagnostic consoles that are part of the NOGA® Cardiac Navigation System will be made available for use to trial investigators, if at all;

•	the modification or not of the MyoStar System or any of its components and its protocol for use as a result of information obtained during trials;

•	the license or sale of the MyoStar System related intellectual property to a third party, potentially including our competitors;

•	the use of the MyoStar System or any of its components in myoblast-based clinical therapies other than ours; and

•	the suspension or abandonment of other clinical trials involving MyoStar.
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
     Once obtained, regulatory approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product. Regulatory approval may also require costly post-marketing follow-up studies, and failure of our product candidates to demonstrate sufficient efficacy and safety in these studies may result in either withdrawal of marketing approval or severe limitations on permitted product usage. In addition, numerous additional regulatory requirements relating to, among other processes, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping will also apply. Furthermore, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Compliance with these regulatory requirements is time consuming and requires the expenditure of substantial resources.
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
     We may encounter difficulties in the production of our cell-based product candidates, including MyoCell, due to our limited experience internally culturing our product candidates. We have a cell culturing facility in Sunrise, Florida, which we believe has the capacity to meet substantially all of our projected demand for MyoCell in the United States for the balance of 2008. We began culturing cells at this facility for preclinical uses in the third quarter of 2006. Prior to such date, we outsourced our various cell culturing needs. Upon commencement of the MARVEL Trial in the fourth quarter of 2007, we began culturing cells at this facility for clinical uses. We have no experience in culturing our product candidates for the number of patients that will be required for later stage clinical studies or commercialization and may be unable to culture sufficient quantities of our product candidates for our clinical trials or our commercial needs on a timely and cost-effective basis. Difficulties arising from our limited cell culturing experience could reduce sales of our products, increase our costs or cause production delays, any of which could adversely affect our results of operations.
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
     We anticipate that we will continue to use third party cell culturing service providers, including Pharmacell, to supply a portion of our cell-based product candidates, including MyoCell, for clinical trials and commercial sales outside of the United States. We may not be able to, and in our Phase I/II clinical trial experienced delays because we were not at times able to, obtain sufficient quantities of MyoCell from third party cell culturing service providers. In addition, our third party cell culturing providers may be unable to culture commercial quantities of our product candidates on a timely and cost-effective basis. The term of our supply agreement with Pharmacell expires six months following the end of completion of the SEISMIC and MARVEL Trials unless terminated earlier. We cannot be certain that we will be able to maintain our relationships with our third party cell culturing service providers, including Pharmacell, or establish relationships with other cell culturing service providers on commercially acceptable terms.
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
     We do not have a sales and marketing force and related infrastructure and have limited experience in the sales, marketing and distribution of our product candidates. To achieve commercial success for any approved product, we must either develop a sales and marketing force or outsource these functions to third parties. Currently, we intend to internally develop a direct sales and marketing force in both Europe and the United States as we approach commercial approval of our product candidates. In other regions, we intend to seek to enter into exclusive or non-exclusive distribution arrangements. The development of our own sales and marketing force will result in us incurring significant costs before the time that we may generate revenues. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective marketing and sales force for sales of our product candidates.
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
     On February 1, 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., the predecessor entity of BHK, Inc., pursuant to which we and Bioheart Korea agreed to create a joint venture company called Bioheart Manufacturing which intends to provide cell culturing services in Korea. We do not have operating control over Bioheart Manufacturing. In addition, our minority interest in Bioheart Manufacturing and our agreements to provide Bioheart Korea certain technologies are governed, in part, by South Korean laws and do not define in a comprehensive manner our various contractual and legal rights. As a result, at times our various rights have been subject to varying interpretations, and we may encounter comparable challenges in the future. We have also had limited operational experience with Bioheart Manufacturing and BHK and are still in the process of defining our relationship with them and how we will work together.
     Our agreements to provide Bioheart Manufacturing with the technology to manufacture MyoCell and MyoCath are subject to varying interpretations that may increase our risk of disputes with Bioheart Manufacturing, BHK and certain parties that licensed to us certain technology related to MyoCell and/or MyoCath. We also face the risk that Bioheart Manufacturing may not utilize or may not be perceived as utilizing our intellectual property rights in accordance with the terms of our agreements with them and/or our agreements with various third parties that have licensed technology to us. For instance, a complaint filed against us by Peter K. Law, Ph.D. and Cell Transplants Asia appears to question our rights to provide certain intellectual property to Bioheart Manufacturing and/or Bioheart Manufacturing’s right to use certain intellectual property. See Item 3. “Legal Proceedings” for a description of the complaint and the reasons we believe the complaint should be dismissed. If Bioheart Manufacturing were to misuse our intellectual property rights, such misuse could, among other things, materially damage our business, expose us to potential liability and/or result in the termination of various intellectual property licenses that are important to us.
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
     Under certain of our patent license agreements, we are subject to development, payment, commercialization and other obligations and, if we fail to comply with any of these requirements or otherwise breach those agreements, our licensors may have the right to terminate the license in whole or in part, terminate the exclusive nature of the license to the extent such license is exclusive or otherwise limit our rights thereunder, which could have a material adverse effect on our business. For instance, we are obligated to:

•	pay fees of $3 million and $5 million to Cell Transplants International, LLC, or Cell Transplants International, upon commencement of a U.S. Phase II human clinical trial of MyoCell and upon FDA approval of patented technology for heart muscle regeneration, respectively;

•	make certain payments to the Cleveland Clinic in the aggregate amount of $2.25 million upon our achievement of certain development and commercialization objectives in connection with the development of MyoCell SDF-1; and

•	deliver 160 units of MyoCath to a corporation that is now a division of Abbott Laboratories.
     On October 24, 2007, we completed the MyoCell implantation procedure on the first patient in the MARVEL Trial, our Phase II/III trial of MyoCell. We have not yet made the $3 million payment that is now due. Although we have proposed to Dr. Law and Cell Transplants International a schedule for making such payments, we do not intend to make these payments to Dr. Law and Cell Transplants International until the parties mutually agree upon a payment schedule or we are compelled to. If Dr. Law and/or Cell Transplants International assert claims that we have failed to make certain payments, we intend to advance various counterclaims and defenses, including Dr. Law’s and Cell Transplant International’s failure to honor certain obligations to us. These obligations include Dr. Law’s and Cell Transplant International’s contractual obligation to provide us with all pertinent and critical information necessary for us to file an IND with the FDA for MyoCell and have it approved by the FDA, including information concerning the cell culturing process and pre-clinical testing data, as well as their obligation to conduct research with the funding we provided. As a result of Dr. Law’s and Cell Transplant International’s failure to fulfill these obligations, we were forced to incur substantial costs for, among other things, conducting our own research, validation studies and pre-clinical testing in connection with the IND for MyoCell. There is a risk that a court may take the position that our delay in the payment of the $3 million was not justified and direct us to immediately pay the $3 million and award Dr. Law and Cell Transplants International monetary damages and certain other yet to be requested remedies, including the termination of the license agreement. Any such order or award would adversely affect our MyoCell commercialization efforts and have a significant impact on our results of operations and financial condition.
     On March 9, 2007, Dr. Law and Cell Transplants Asia an entity wholly owned by Dr. Law, filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court for the Western District of Tennessee alleging, among other things, certain breaches of our licensing agreement with them. On July 26, 2007, the court granted the motion to dismiss Mr. Leonhardt in his individual capacity but denied the motion to dismiss the claims against us. Dr. Law and Cell Transplants International are the licensors of the primary patent protecting MyoCell. See Item 3. “Legal Proceedings” for a description of the allegations made in the complaint. While the complaint does not appear to challenge our rights to license this patent and we believe this lawsuit is without merit, this litigation, if not resolved to the satisfaction of both parties, may adversely impact our relationship with Dr. Law and could, if resolved unfavorably to us, adversely affect our MyoCell commercialization efforts and have a significant negative impact on our results of operations and financial condition.
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
     Under our material license agreements, including, but not limited to, our license agreement for the Primary MyoCell Patent, our licensors generally have the right to control the filing, prosecution, maintenance and defense of all licensed patents and patent applications and, if a third party infringes on any of those licensed patents, to control any legal or other proceedings instituted against that third party for infringement. As a result, our licensors may take actions or make decisions relating to these matters with which we do not agree or which could have a material adverse effect on our business. Likewise, our licensors may in the future grant licenses outside the field of heart damage treatment to third parties to use the patents and other intellectual property to which we have rights under our exclusive or conditionally exclusive license agreements. Should our licensors elect not to pursue the filing, prosecution or maintenance of a licensed patent application or patent or institute legal or other proceedings against a third party for infringements of those patents, then we may be required to undertake these proceedings alone or jointly with others, who may have interests that are different from ours. Under certain of our license agreements, we have no right to undertake these proceedings even if our licensors refuse to do so. As a result, we may have no control or only limited control over the prosecution, maintenance, defense and enforcement of patent applications and patents that are critical to our business. In that regard, certain of our license agreements require that we contribute to the costs of filing, prosecuting, maintaining, defending and enforcing the licensed patent applications, patents and other intellectual property, whether or not we agree with those actions. Further, such actions typically require the expenditure of considerable time and money.
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

     In June 2003, we assigned our exclusive license to the primary patent protecting MyoCath to Advanced Cardiovascular Systems, Inc., or ACS, originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories. In connection with this agreement, ACS granted to us a co-exclusive, irrevocable, fully paid-up license to this patent for the life of the patent. Because our license is co-exclusive with ACS, ACS may, parallel to our efforts, seek to commercialize MyoCath if MyoCath secures regulatory approval. Accordingly, even if ACS does nothing to assist us to secure regulatory approval of MyoCath, ACS may become a direct competitor in the MyoCath manufacturing and supply business. In addition, pursuant to our agreement with ACS, we are prohibited from contracting with third parties for the distribution of MyoCath.
Our proposed pathway for securing regulatory approval of Bioheart Acute Cell Therapy is dependent on Tissue Genesis’ timely and successful completion of a Device Master File for the TGI 1200.
     We have developed a proposed pathway for seeking regulatory approval of Bioheart Acute Cell Therapy, which pathway depends on Tissue Genesis timely completing its Device Master File for the TGI 1200. A Device Master File is a voluntary submission to the FDA to provide confidential detailed information on a specific manufacturing facility, process, methodology, or component used in the manufacture, processing, or packaging of a medical device. Based upon our discussions with Tissue Genesis, we anticipate that the detailed information to be contained in the Device Master File to be filed by Tissue Genesis will be used in support of our IND application for Bioheart Acute Cell Therapy which, assuming favorable preclinical test results, we hope to file in the third quarter of 2008. We have no control over the content of the Device Master File and limited influence on the timing of its submission to the FDA. Our dependence upon Tissue Genesis to timely complete the Device Master File places us in a position where we cannot reliably predict our ability to meet our projected development timeline for Bioheart Acute Cell Therapy.
We have limited recourse available in the event that the processes necessary for the use by our customers of the TGI 1200 product candidate, certain disposable products used in conjunction with this product candidate or processes or cells derived from this product candidate directly or indirectly infringe any patent rights of a third party.
     Our customers’ use of the TGI 1200 product candidate, certain disposable products used in conjunction with this product candidate and processes or cells derived from this product candidate may be determined to directly or indirectly infringe on patent rights held by third parties, including Thomas Jefferson University, or Third Party Patent Rights.
     The recourse available to us in the event that these activities or products are determined to directly or indirectly infringe any of the Third Party Patent Rights is limited by the terms of our exclusive license and distribution agreement with Tissue Genesis. Pursuant to this agreement, Tissue Genesis has agreed that we and our customers will not be liable for damages for directly or indirectly infringing any Third Party Patent Rights for the treatment of acute heart attacks. Tissue Genesis has, subject to certain conditions, also agreed to indemnify and hold harmless us and our customers from all claims that the products infringe any patents, copyrights or trade secret rights of a third party. However, if our use of the products is enjoined or if Tissue Genesis wishes to minimize its liability, Tissue Genesis may, at its option and expense, either:
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
     We own, hold licenses or hold sublicenses to an intellectual property portfolio consisting of approximately 19 patents and 19 patent applications in the United States, and approximately twelve patents and 57 patent applications in foreign countries, for use in the field of heart muscle regeneration. However, the discoveries or technologies covered by these patents and patent licenses may not have any value or provide us with a competitive advantage and many of these discoveries or technologies may not be applicable to our product candidates at all. With the exception of the technology related to MyoCell, we have devoted limited resources to identifying competing technologies that may have a competitive advantage relative to ours, especially those competing technologies that are not perceived as infringing on our intellectual property rights. In addition, the standards that courts use to interpret and enforce patent rights are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, we cannot be certain as to how much protection, if any, will be afforded by these patents with respect to our products if we or our licensors attempt to enforce these patent rights and those rights are challenged in court.

     The existence of third party patent applications and patents could significantly limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from pursuing research, development or commercialization of product candidates or may be required to obtain licenses, if available, to these patents or to develop or obtain alternative technology. If another party controls patents or patent applications covering our product candidates, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our product candidates or we may be required to pay royalties, which could be substantial, to obtain licenses to use those patents or patent applications. We believe we will need to, among other things, license additional intellectual property to commercialize a number of our product candidates, including MyoCell SDF-1, in the form we believe may prove to be the most safe and/or effective.
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
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with academic institutions, clinicians and scientists. In March 2007, we hired Mr. William M. Pinon to serve as our President and Chief Executive Officer and appointed Mr. Howard J. Leonhardt, who is the Chairman of our Board of Directors and who served as our Chief Executive Officer from inception until March 2007, as our Chief Technology Officer. We are highly dependent upon our senior scientific staff, many of whom have developed very specialized expertise in their position. The loss of services of one or more members of our senior scientific staff could significantly delay or prevent the successful completion of our clinical trials or commercialization of our product candidates. The employment of each of our employees with us is “at will,” and each employee can terminate his or her employment with us at any time. We do not have a succession plan in place for any of our officers and key employees. We do not carry insurance on any of our other key employees and, accordingly, their death or disability may have a material adverse effect on our business.
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
Because we operated as a private company until October 2007, we have limited experience complying with public company obligations. Compliance with these requirements will increase our costs and require additional management resources, and we may still fail to comply.
     We will incur significant additional legal, accounting, insurance and other expenses as a result of being a public company that we have not incurred as a private company. For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules related to corporate governance and other matters subsequently adopted by the Securities and Exchange Commission, or the SEC, and the NASDAQ Global Market will result in substantially increased costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business. These rules and any related regulations that may be proposed in the future will likely make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these laws, rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur, but we expect our operating results will be adversely affected by the costs of operating as a public company.
Our internal control over financial reporting may be insufficient to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.
     In connection with the audit of our financial statements for the year ended December 31, 2005, we identified a significant deficiency in our internal control over financial reporting which constituted a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiency related to our year-end closing methodologies and was based on the number and size of year-end adjustments we recorded. As of December 31, 2006, our management determined that this material weakness and significant deficiency was remediated through, among other things, our addition of a chief financial officer and a corporate controller. We may still experience material weaknesses and significant deficiencies in the future, which, if not remediated, may render us unable to prevent or detect in a timely manner material misstatements that could occur in our financial statements.
Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
     As a company subject to the Exchange Act reporting requirements, commencing with our annual report for the fiscal year ending December 31, 2008, we will be required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and, commencing with our annual report for the year ending December 31, 2009, a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal control over financial reporting also will involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that our internal control over financial reporting is effective in accordance with Section 404, and our independent registered public accounting firm may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.
We face intense competition in the biotechnology and healthcare industries.
     We face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical, medical device and biotechnology companies developing heart failure treatments both in the United States and abroad, as well as numerous academic and research institutions, governmental agencies and private organizations engaged in drug discovery activities or funding both in the United States and abroad. We also face competition from entities and healthcare providers using more traditional methods, such as surgery and pharmaceutical regimens, to treat heart failure. We believe there are a substantial number of heart failure products under development by numerous pharmaceutical, biopharmaceutical, medical device and biotechnology companies, and it is likely that other competitors will emerge. We are also aware of several competitors developing cell-based therapies for the treatment of heart damage, including MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc., Baxter International, Inc., Osiris Therapeutics, Inc., Viacell, Inc., Cytori Therapeutics, Inc. and potentially others. We also recognize that there may be competitors and competing technologies, therapies and/or products that we are not aware of.
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
          We believe that we may have issued options to purchase common stock to certain of our employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, we intend to make a rescission offer to these persons pursuant to a registration statement we expect to file in the second quarter of 2008 under the Securities Act of 1933, as amended, or the Securities Act, and pursuant to California securities laws. We will make this offer to all persons who have a continuing right to rescission, which we believe to include two persons. In the rescission offer, in accordance with California law, we will offer to repurchase all options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that may be subject to rescission as of March 1, 2008, assuming that all such options are tendered in the rescission offer, we estimate that our total rescission liability would be up to approximately $350,000. However, as we believe there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by us, no liability has been recorded in our financial statements.
Risks Related to Our Common Stock
An active, liquid and orderly trading market for our common stock may not develop.
     Prior to our initial public offering, there was no public market for our common stock. Although our common stock commenced trading on the NASDAQ Global Market on February 19, 2008, there has been limited trading volume to date. During the period from February 19, 2008 through March 17, 2008, the average daily trading volume of our common stock as reported on the NASDAQ Global Market was approximately 15,000 shares. We cannot offer any assurance that an active trading market for our common stock will develop or how liquid that market may become. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit your ability to sell your shares.

     The market price of our common stock could also be subject to wide fluctuations in response to many risk factors described in this section and other matters, including:
•	publications of clinical trial results by clinical investigators or others about our products and competitors’ products and/or our industry;

•	changes by securities analysts in financial estimates of our operating results and the operating results of our competitors;

•	publications of research reports by securities analysts about us, our competitors or our industry;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	retention and departures of key personnel;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community; and

•	natural disasters, terrorist acts, acts of war or periods of widespread civil unrest.
     Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, especially life sciences and pharmaceutical companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business.
If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
     If our existing shareholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of March 17, 2008 we had 14,447,138 shares of common stock outstanding. The 1,100,000 shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our affiliates. Our Chairman of the Board purchased 110,000 shares in our initial public offering, all of which shares are subject to the lockup restrictions described below.
     All of our remaining shares of common stock (13,347,138 shares) are subject to lock-up restrictions that do not expire until at least August 2008. Upon expiration of these lock-up restrictions, all of these shares will be available for sale pursuant to Rule 144 and Rule 701, subject in some cases to volume limitations.
     Dawson James Securities, Inc., as representative of the underwriters, may at any time without notice, agree to release all or any portion of the shares subject to the lock-up agreements, which would result in more shares being available for sale in the public market at earlier dates. Sales of common stock by existing shareholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.
Our Chairman of the Board has significant control of our management and affairs, which he could exercise against your best interests.
     Mr. Leonhardt, our Chairman of the Board and Chief Technology Officer, owns approximately 32.7% of our outstanding common stock based on shares outstanding as of March 17, 2008.
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
     The following transactions or events, among others, could increase Mr. Leonhardt’s direct or indirect influence over our management by increasing his ownership of our common stock and otherwise:
•	Mr. Leonhardt could purchase additional shares of our common stock pursuant to the exercise of outstanding warrants and options;

•	Mr. Leonhardt could purchase additional shares of our common stock in the secondary market;

•	Mr. Leonhardt could receive additional options to purchase shares of our common stock in his capacity as a director, our Chairman of the Board and/or Chief Technology Officer; and

•	upon our request, Mr. Leonhardt could agree to accept shares of our common stock and/or other securities, rights or privileges as payment in kind for obligations we owe to him under various existing and/or future obligations.
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
     Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our headquarters are located in Sunrise, Florida and consists of 8,600 square feet of space, which we lease at a current rent of approximately $116,000 per year. The lease is scheduled to expire in January 2010. In addition to our corporate offices, at this location, we maintain:
•	our MyoCell cell culturing facility for supply within the United States; and

•	a fully equipped cell culturing laboratory where we perform experimental work in the areas of cell culturing, cell engraftment, and other advanced research projects related to our core business.
     We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.
Item 3. Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited, or the Plaintiffs, filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, we entered a license agreement, or the Original Law License Agreement, with Dr. Law and Cell Transplants International pursuant to which Dr. Law and Cell Transplants International granted us a license to certain patents, including the Primary MyoCell Patent, or the Law IP. The parties executed an addendum to the Original Law License Agreement, or the License Addendum, in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
     More specifically, the License Addendum provided, among other things:
•	The parties agreed that we would issue, and we did issue, to Cell Transplants International a five-year warrant exercisable for 1.2 million shares of our common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Original Law License Agreement, issuing to Cell Transplants International or Dr. Law 600,000 shares of our common stock and options to purchase 600,000 shares of our common stock at an exercise price of $1.80. The share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that our obligation to pay Cell Transplants International a $3 million milestone payment would be triggered upon our commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the Law IP instead of, as originally contemplated under the Original Law License Agreement, upon initiation of an FDA approved human clinical study of such technology in the United States.
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
     We believe this lawsuit is without merit and intend to defend the action vigorously. On July 26, 2007, the court granted our motion to dismiss Mr. Leonhardt in his individual capacity and the civil conspiracy claim. The court denied our motion to dismiss all other claims. We have filed and served our answer to the Plaintiffs’ complaint. We have also asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. Trial of the action is currently scheduled for September 2008 and the parties commenced discovery.
     While the complaint does not appear to challenge our rights to license the Law IP and we believe this lawsuit is without merit, this litigation, if not resolved to the satisfaction of both parties, may adversely impact our relationship with Dr. Law and could, if resolved unfavorably to us, adversely affect our MyoCell commercialization efforts.
     Except as described above, we are not presently engaged in any material litigation and are unaware of any threatened material litigation. However, the biotechnology and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. See Item 1A. “Risk Factors” for a discussion of various litigation related risks we face.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, par value $0.001 per share, commenced trading on February 19, 2008, on the NASDAQ Global Market under the symbol “BHRT”.
     The following table sets forth the range of high and low sales prices of our common stock since February 19, 2008, the date our common stock commenced trading on the NASDAQ Global Market through March 20, 2008.

	Sales Price
Period	High	Low
February 19, 2008 through March 20, 2008	$5.25	$3.61
Holders
     As of March 20, 2008, there were approximately 500 shareholders of record of our common stock.
Dividends
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
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides certain information regarding our existing equity compensation plans as of December 31, 2007:

		Weighted-	Number of securities
	Number of securities	average exercise	remaining available
	to be issued upon	price of	for issuance under
	exercise of	outstanding	equity compensation
	outstanding options	options	plans
Equity compensation plans approved by security holders (1)	2,160,199	$5.34	895,532
Equity compensation plans not approved by security holders (2)	2,251,836	$7.52	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan and our 1999 Directors and Consultants Stock Option Plan

(2)	Includes:
•	a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the Consolidated Financial Statements);

•	warrants issued to the Guarantors in connection with the Bank of America Loan to purchase an aggregate of 417,007 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through

September 2017 (See Note 6 “Notes Payable — Eight-Month Note Payable” of the Notes to the Consolidated Financial Statements);
•	a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•	a warrants issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 65,030 shares of our common stock at $7.69 per share, which expire in May 2017 (See Note 6 “Notes Payable — Three-Year Note Payable” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to a strategic partner to purchase 32,515 shares of our common stock at $7.69 per share, which expires in February 2016; and

•	a warrant issued to a consultant to purchase 4,411 shares of our common stock at $7.69 per share, which expires in March 2017.
Recent Sales of Unregistered Securities
     During 2007, we issued the following securities, not previously disclosed in our Form 10-Q for the quarter ended September 30, 2007, in unregistered transactions pursuant to Section 4(2) of the Securities Act and the following regulations promulgated thereunder.
Rule 701
     We issued, to directors, employees and consultants, stock options to purchase an aggregate of 6,800 shares of our common stock at an exercise price of $8.47 per share and an aggregate exercise price of $57,596. We issued 13,514 shares of our common stock upon the exercise of stock options.
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
Issuer Purchases of Equity Securities
     None.
Use of Proceeds
     On February 22, 2008, we completed our initial public offering of 1,100,000 shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-140672). Dawson James Securities, Inc. acted as the representative of the underwriters.
     As a result of the initial public offering:
•	we raised approximately $1.5 million in net proceeds from the sale of shares of our common stock in the offering, after deducting underwriting discounts and commissions and offering costs of approximately $4.3 million; and

•	we generated approximately $4.6 million of cash proceeds from the offering, which is approximately $3.1 million greater than the net proceeds of this offering due to our payment of $3.1 million of various offering expenses prior the completion of the offering.
     Pending the use of cash proceeds from our initial public offering, we have deposited the proceeds in an interest bearing account. There has been no material change in the actual or planned use of proceeds from our initial public offering as described in the final prospectus with respect to our initial public offering filed with the SEC pursuant to Rule 424(b).

Item 6. Selected Financial Data
     The following tables present selected consolidated historical financial data and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and consolidated balance sheet data as of December 31, 2006 and 2007 from our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 from our audited financial statements that do not appear in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues	$46	$86	$135	$106	$313
Cost of sales	30	46	87	73	66

Gross profit	16	40	48	33	247
Expenses:
Research and development	3,502	3,787	4,534	6,878	11,314
Marketing, general and administrative	2,523	1,731	2,831	6,372	3,436
Depreciation and amortization	31	34	46	91	184

Total expenses	6,056	5,552	7,411	13,341	14,934

Loss from operations	(6,040)	(5,512)	(7,363)	(13,308)	(14,687)
Net interest income (expense)	2	(7)	36	127	(3,380)

Loss before income taxes	(6,038)	(5,519)	(7,327)	(13,181)	(18,067)
Income taxes	—	—	—	—	—

Net loss	$(6,038)	$(5,519)	$(7,327)	$(13,181)	$(18,067)

Basic and diluted net loss per share	$(0.75)	$(0.60)	$(0.69)	$(1.10)	$(1.37)

Weighted average shares outstanding - basic and diluted	8,022	9,189	10,653	12,015	13,210

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$635	$182	$5,158	$5,025	$5,492
Working capital (deficit)	(784)	(2,000)	4,210	3,204	(7,687)
Total assets	921	729	5,869	6,508	11,324
Notes payable — current (a)	—	—	—	—	6,671
Note payable — long-term	—	—	—	—	2,943
Deficit accumulated during the development stage	(37,877)	(44,005)	(51,332)	(64,513)	(82,580)
Total shareholders’ equity (deficit)	(554)	(1,857)	4,586	4,311	(5,505)

(a)	Subsequent to December 31, 2007, we entered into agreements to extend the maturity date of the Bank of America Loan from January 31, 2008 to June 1, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this annual report.
Cautionary Statement Regarding Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.
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
Our Ability To Continue as a Going Concern
     Our independent registered public accounting firm has issued its report dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Overview
     We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with muscle tissue for the purpose of improving cardiac function in chronic heart failure patients. Since our inception in August 1999, our principal activities have included:
•	developing and engaging in clinical trials of our lead product candidate, MyoCell, and our MyoCath product candidate;

•	expanding our pipeline of complementary product candidates through internal development and third party licenses;

•	expanding and strengthening our intellectual property position through internal programs and third party licenses; and

•	recruiting management, research and clinical personnel.
     Our principal objective is to become a leading company that discovers, develops and commercializes novel, autologous cell therapies, and related devices, for the treatment of heart damage. To achieve this objective, we plan to pursue the following key strategies:
•	obtain initial regulatory approval of MyoCell by targeting patients with severe heart damage;

•	obtain regulatory approval of MyoCell to treat patients with less severe heart damage;

•	continue to develop our pipeline of cell-based therapies and related devices for the treatment of chronic and acute heart damage;

•	develop our sales and marketing capabilities in advance of regulatory approval, if any;

•	continue to refine our MyoCell cell culturing processes to further reduce our costs and processing times;

•	expand and enhance our intellectual property rights; and

•	license, acquire and/or develop complementary products and technologies.
     We completed the MyoCell implantation procedure on the final patient in the SEISMIC Trial in July 2007. If the final SEISMIC Trial data is available at the end of March 2008 and is generally consistent with the interim data we intend to seek, in the second quarter of 2008, approval from various European regulatory bodies to market MyoCell to treat the Class III Subgroup.
     In November 2006, we submitted our amended IND application setting forth the proposed protocol for the MARVEL Trial to the FDA. As further amended, this study is planned to include 330 patients, including 110 controls, at 20 sites in the United States and Canada and up to 15 sites in Europe. In August 2007, we received clearance from the FDA to proceed with the MARVEL Trial and, on October 24, 2007, we completed the MyoCell implantation procedure on the first patient in the MARVEL Trial.
     We are a development stage company and our lead product candidate has not received regulatory approval or generated any material revenues and is not expected to until early 2009, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In particular, we expect that our research and development and general and administrative expenses will increase substantially from prior periods. As of December 31, 2007, our deficit accumulated during our development stage was approximately $82.6 million. From inception in August 1999 through December 31, 2007, we have financed our operations through private placements of our common stock in which we have raised an aggregate of $55.7 million and through incurrence of debt, of which we had $9.6 million in principal outstanding at December 31, 2007. In February 2008, we completed an initial public offering of our common stock. We sold 1,100,000 shares of our common stock at $5.25 per share resulting in cash proceeds of $4.6 million.
     We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Substantially all of our revenue since inception has been generated in the United States, and the majority of our long-lived assets are located in the United States.
Financial Operations Overview
Revenues

     We have not generated any material revenues from our lead product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties in connection with the testing of MyoCell, (ii) fees associated with our assignment to ACS of our rights relating to the primary patent covering MyoCath, or the Primary MyoCath Patent, (iii) revenues generated from a paid registry trial in Mexico and (iv) revenues generated for providing cell culturing services under an exclusive supply agreement.
     In June 2003, we entered into agreements with ACS pursuant to which we assigned to ACS our rights relating to the Primary MyoCath Patent, committed to deliver 160 units of MyoCath and sold other related intellectual property for aggregate consideration of $900,000. We initially recorded payments received by us pursuant to these agreements as deferred revenue. We are recognizing the $900,000 as revenue on a pro rata basis as the catheters are delivered.
     We have recorded as deferred revenue payments received by us pursuant to a clinical supply agreement entered into in August 2007 with BHK. Revenues are recognized on a pro rata basis as the cell culturing services are provided. The costs associated with earning these revenues are expensed as incurred and are included in research and development in our statements of operations.
     We do not anticipate that our revenues will materially increase unless and until our lead product candidate, MyoCell, receives regulatory approval. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.
Cost of Sales
     Cost of sales consists primarily of the costs associated with the production of MyoCath and the costs associated with the culturing of cells for paid registry trials and under an exclusive supply agreement.
Research and Development
     Our research and development expenses consist of costs incurred in identifying, developing and testing our product candidates. These expenses consist primarily of costs related to our clinical trials, the acquisition of intellectual property licenses and preclinical studies. We expense research and development costs as incurred.
     Clinical trial expenses include costs related to the culture and preparation of cells in connection with our clinical trials, costs of contract research, costs of clinical trial facilities, costs of delivery systems, salaries and related expenses for clinical personnel and insurance costs. Preclinical study expenses include costs of contract research, salaries and related expenses for personnel, costs of development biopsies, costs of delivery systems and costs of lab supplies.
     We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2007, we incurred aggregate research and development costs of approximately $56.7 million related to our product candidates. We estimate that at least $11.9 million and $27.0 million of these expenses relate to our preclinical and clinical development of MyoCell, respectively, and at least $1.8 million and $3.4 million of these expenses relate to our preclinical and clinical development of MyoCath, respectively.
     Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We generally test our products in several preclinical studies and then conduct clinical trials for those product candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of the product candidate.

     Due to the risks inherent in the clinical trial process, development completion dates and costs vary significantly for each product candidate, are difficult to estimate and are likely to change as clinical trials progress. We currently estimate that, in addition to the costs we have incurred through December 31, 2007, it will cost us approximately $14.4 million to complete the MARVEL Trial.
     The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including the number of patients who participate in the clinical trials, the number of sites included in the clinical trials, the length of time required to enroll trial participants, the efficacy and safety profile of our product candidates and the costs and timing of and our ability to secure regulatory approvals.
Marketing, General and Administrative
     Our marketing, general and administrative expenses primarily consist of the costs associated with our general management and clinical marketing and trade programs, including, but not limited to, salaries and related expenses for executive, administrative and marketing personnel, rent, insurance, legal and accounting fees, consulting fees, travel and entertainment expenses, conference costs and other clinical marketing and trade program expenses.
Stock-Based Compensation
     Stock-based compensation reflects our recognition as an expense of the value of stock options and other equity instruments issued to our employees and non-employees over the vesting period of the options and other equity instruments. We have granted to our employees options to purchase shares of common stock at exercise prices equal to the fair market value of the underlying shares of common stock at the time of each grant, as determined by our Board of Directors, with input from management.
     We granted stock options in 2005, during the first two quarters of 2006 and during part of the third quarter of 2006 at an exercise price of $5.67 per share. In part of the third quarter of 2006 and the fourth quarter of 2006, we granted stock options at an exercise price of $7.69 per share. In 2007, we granted stock options at an exercise price of $8.47 per share.
     In valuing our common stock, our Board of Directors considered a number of factors, including, but not limited to:
•	our financial position and historical financial performance;

•	the illiquidity of our capital stock as a private company;

•	arm’s length sales of our common stock;

•	the development status of our product candidates;

•	the business risks we face;

•	vesting restrictions imposed upon the equity awards;

•	an evaluation and benchmark of our competitors; and

•	the prospects of a liquidity event, such as a public offering.
     During 2005, 2006 and 2007, we recognized stock-based compensation expense of $2.0 million, $4.8 million and $1.0 million, respectively. A substantial portion of the expense recognized in 2006 relates to our issuance of common stock, stock options and stock warrants to an employee as part of a settlement agreement in August 2006. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants. See “Liquidity and Capital Resources.”
Interest Expense
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with current interest rates of 12.85% and 6.75%, respectively. Interest expense primarily consists of interest incurred on the principal amount of the BlueCrest Loan and the Bank of America Loan, accrued fees payable to the

Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.
Critical Accounting Policies
     This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our critical accounting policies are described in Note 1 to our consolidated financial statements appearing elsewhere in this report, we believe the following policies are important to understanding and evaluating our reported financial results:
Stock-Based Compensation
     Prior to January 1, 2006, we accounted for stock-based compensation arrangements with employees under the intrinsic value method specified in Accounting Principles Board Opinion No. 25 (“APB No. 25”). Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 permitted companies to elect to continue using the intrinsic value accounting method specified in APB No. 25 to account for stock-based compensation related to option grants and stock awards to employees. In 2005, we elected to retain the intrinsic value based method for such grants and awards and disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation in Note 1 to our financial statements. Option grants to non-employees are valued using the fair value based method prescribed by SFAS No. 123 and expensed over the period services are provided.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R eliminates, among other items, the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R became effective for us as of January 1, 2006, resulting in an increase in our stock-based compensation expense. We expense amounts related to employee stock options granted after January 1, 2006 utilizing the Black-Scholes option pricing model to measure the fair value of stock options. We amortize the estimated fair value of employee stock option grants over the vesting period. Additionally, we are required to apply the provisions of SFAS No. 123R on a modified prospective basis to awards granted before January 1, 2006. Stock-based compensation expense for 2006 and future periods will include the unamortized portion of employee stock options granted prior to January 1, 2006. Our future equity-based compensation expense will also depend on the number of equity instruments granted and the estimated value of the underlying common stock at the date of grant.
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
     We initially recorded payments received by us pursuant to our agreements with ACS as deferred revenue. Revenues are recognized on a pro rata basis as the catheters are delivered pursuant to those agreements.

     We have recorded as deferred revenue payments received by us pursuant to a clinical supply agreement entered into in August 2007 with BHK. Revenues are recognized on a pro rata basis as the cell culturing services are provided. The costs associated with earning these revenues are expensed as incurred and are included in research and development in our statements of operations.
Research and Development Activities
     Research and development expenditures, including payments to collaborative research partners, are charged to expense as incurred. We expense amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.
Results of Operations
     We are a development stage company and our lead product candidate has not received regulatory approval or generated any material revenues and is not expected to until early 2009, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In particular, we expect that our research and development and marketing, general and administrative expenses will increase substantially from prior periods.
Comparison of Years Ended December 31, 2007 and December 31, 2006
Revenues
     We recognized revenues of $313,000 in 2007 compared to revenues of $106,000 in 2006. During 2007, we delivered 30 MyoCath catheters to ACS pursuant to our agreement with them. In connection with these shipments, we recognized $191,000 of revenue and a corresponding decrease to deferred revenue. In 2007, we also recognized $101,000 of revenue from the shipment of MyoCath catheters to parties other than ACS and $21,000 from cell culturing services. In 2006, our revenues were primarily generated from the delivery of MyoCath catheters to parties other than ACS and from cell culturing services in connection with the paid registry trial in Mexico.
Cost of Sales
     Cost of sales was $66,000 in 2007 compared to $73,000 in 2006. Our cost of sales in 2007 consisted primarily of $60,000 of costs associated with the production of MyoCath catheters and $6,000 of costs associated with the cell culturing services. The cost per MyoCath catheter delivered in 2007 was slightly less than the cost per MyoCath catheter delivered in 2006.
Research and Development
     Research and development expenses were $11.3 million in 2007, an increase of $4.4 million from research and development expenses of $6.9 million in 2006. The increase in research and development expenses is partially due to our accrual of $3.0 million for a license payment which, upon commencement of our MARVEL Trial in October 2007, became due to Dr. Law and Cell Transplants International pursuant to the terms of our license agreement with them. Excluding this accrued license payment, of the expenses incurred in 2007, approximately $3.0 million relates to the MYOHEART and SEISMIC Trials, approximately $3.0 million relates to start-up costs for the MARVEL Trial and approximately $801,000 relates to advanced research and business development.
Marketing, General and Administrative

     Marketing, general and administrative expenses were $3.4 million in 2007, a decrease of $3.0 million from marketing, general and administrative expenses of $6.4 million in 2006. The decrease in marketing, general and administrative expenses during 2007 is primarily attributable to $3.5 million of stock-based compensation and related expenses recognized in 2006 related to equity instruments issued to a related party pursuant to a settlement agreement. This decrease was partially offset by increases in legal fees, professional recruiting fees, salary expense for our Chief Financial Officer hired in August 2006 and our Chief Executive Officer hired in March 2007 and lease expenses for additional office space.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $328,000 in 2007, compared to interest income of $128,000 in 2006. The increase in interest income was primarily attributable to higher cash balances in 2007 compared to 2006, primarily resulting from sales of our common stock in the third and fourth quarters of 2006 and the first quarter of 2007 and our receipt of $10.0 million of loan proceeds in June 2007.
Interest Expense
     Interest expense primarily consists of interest incurred on the principal amount of our outstanding loans, accrued fees payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans.
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with interest rates of 12.85% and 8.75% (prime plus 1.5%), respectively, at December 31, 2007. Interest incurred on the principal amount of the loans and accrued fees payable to the Guarantors totaled $811,000 in 2007. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the loans totaled $2.9 million in 2007.
     The fair value of the warrants issued in connection with the Bank of America Loan will be amortized in full by January 31, 2008.
Comparison of Years Ended December 31, 2006 and December 31, 2005
Revenues
     Total revenues were $106,000 and $135,000 in 2006 and 2005, respectively. In 2006, we generated revenue primarily from $82,000 of sales of MyoCath and $20,000 from a paid registry trial in Mexico.
Cost of Sales
     Cost of sales was $73,000 in 2006 as compared to $87,000 in 2005. Our cost of sales in 2006 consisted primarily of $55,000 of costs associated with the production of MyoCath and $18,000 of costs associated with the culturing of cells for the paid registry trial in Mexico. The decrease in cost of sales in 2006 as compared to 2005 was primarily attributable to our decreased sales of MyoCath in 2006.
Research and Development
     Research and development expenses were $6.9 million in 2006, an increase of $2.4 million from research and development expenses of $4.5 million in 2005. Our increase in research and development expenses in 2006 was primarily attributable to $1.5 million of expenses recognized in connection with the licensing agreement with the Cleveland Clinic, stock-based compensation costs of $303,000 and increased clinical costs of $192,000. Approximately $2.7 million of the expenses incurred in 2006 were related to the MYOHEART Trial and the SEISMIC Trial, including $952,000 of fees paid to our clinical trial investigators, $632,000 of costs related to cell culturing and $576,000 of clinical site expenses.
     On February 1, 2006, we entered into a patent licensing agreement with the Cleveland Clinic pursuant to which we acquired worldwide exclusive licenses to five pending U.S. patent applications related to our MyoCell SDF-1 product candidate. Pursuant to this agreement, we paid Cleveland Clinic an upfront license fee of $250,000 and additional license fees of $1.25 million in 2006.
Marketing, General and Administrative
     Marketing, general and administrative expenses were $6.4 million in 2006, an increase of $3.6 million from marketing, general and administrative expenses of $2.8 million in 2005. The increase in marketing, general and administrative expenses during 2006 was primarily attributable to $3.5 million of stock-based compensation and related expenses related to equity instruments issued to a related party pursuant to a settlement agreement.
Interest Income
     Interest income was $128,000 in 2006 compared to interest income of $45,000 in 2005. The increase in interest income was primarily attributable to higher cash balances resulting from sales of our common stock received in the third and fourth quarters of 2006.
Liquidity and Capital Resources
     In 2007, we continued to finance our considerable operational cash needs with cash generated from financing activities.
     Net cash used in operating activities was $9.7 million in 2007 as compared to $7.8 million of cash used in 2006. Our use of operating cash in 2007 reflected a net loss generated during the period of $18.1 million, adjusted for non-cash items such as amortization of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $2.4 million, stock-based compensation of $931,000 and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $487,000. Our use of cash was partially tempered by the following items:
•	an increase in accrued expenses and deferred rent of $3.4 million; and

•	an increase in accounts payable of $1.3 million.
     The increase in accrued expenses and deferred rent is primarily attributable to our accrual of $3.0 million for the license payment which became due to Dr. Law and Cell Transplants International upon our commencement of the MARVEL Trial in October 2007 pursuant to the terms of our license agreement with them.
     Our use of operating cash in 2006 reflected a net loss generated during the period of $13.2 million, adjusted for non-cash items such as stock-based compensation of $4.5 million, including equity instruments issued in connection with a settlement agreement. Our use of cash was also partially offset by an increase in accounts payable of $357,000 and an increase in accrued expenses of $235,000.
     Net cash used in investing activities was $102,000 in 2007 as compared to $203,000 in 2006. All of the cash utilized in investing activities for 2007 and 2006 related to our acquisition of property and equipment.
     Net cash provided by financing activities was $10.3 million during 2007 as compared to $7.9 million during 2006. In June 2007, we entered into the BlueCrest Loan and the Bank of America Loan, each in the principal amount of $5.0 million. We also generated $4.1 million from our issuance of common stock. These sources of cash were partially offset by $2.6 million related to the payment of offering costs in connection with our initial public offering completed in February 2008 and $854,000 related to the payment of costs incurred in connection with our incurrence of the BlueCrest Loan and Bank of America Loan. In 2006, we generated $8.1 million from our issuance of common stock, which was partially offset by $224,000 related to the payment of various offering costs.
Existing Capital Resources and Future Capital Requirements
     Our lead product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our lead product candidate until early 2009, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the private placement of our common stock and our incurrence of debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.
     At December 31, 2007, we had cash and cash equivalents totaling $5.5 million; however, our working capital deficit as of such date was $7.7 million. Our independent registered public accounting firm has issued its report dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
     In February 2008, we completed an initial public offering of our common stock. We sold 1,100,000 shares of our common stock at $5.25 per share resulting in cash proceeds of $4.6 million.
     As of March 1, 2008, we had cash and cash equivalents of $6.5 million and a working capital deficit of $5.8 million. Provided that we continue to defer our payment of $3.0 million to Dr. Law, we project that our existing cash resources will be sufficient to finance our operations for approximately the next five months. See Item 1A. “Risk Factors —We have licensed and therefore do not own the intellectual property that is critical to our business ...” We will need to secure additional sources of capital to develop our business and product candidates as planned. For instance, our ability to enroll patients in the MARVEL Trial in accordance with our current trial schedule is contingent on our ability to secure additional funding within the next three months and we believe we will need to raise approximately $10.0-$12.0 million of funds to finance the completion of the MARVEL Trial. If we do not secure $5.0 million of financing within the next three months, we will be required to restrict enrollment in the MARVEL Trial pending receipt of additional capital, which will delay our projected date for completing the MARVEL Trial. Additionally, unless and until we secure a total of approximately $20.0 million of financing, we intend to focus our capital resources on the advancement of the MARVEL trial and expect to seek to minimize our expenditures on other product candidates in our research and development pipeline. We are seeking a number of grants to assist in the development of our product candidates.
     Subject to obtaining regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, manufacturing the product and/or securing commercial quantities of product from manufacturers and product distribution.
     We expect that our expenses and capital expenditures will increase significantly during 2008 and beyond as a result of a number of factors, including:
•	costs related to our commencement of full scale enrollment of the MARVEL Trial;

•	costs related to our continued research and development and new clinical trials with respect to our pipeline product candidates;

•	costs of applying for regulatory approvals;

•	capital expenditures to increase our research and development and cell culturing capabilities;

•	costs associated with our addition of operational, financial and management information systems and personnel and development and protection of our intellectual property;

•	our obligations to make payments pursuant to license agreements upon achievement of certain milestones, including a $3 million payment to Dr. Law; and

•	costs associated with our establishment of sales and marketing capabilities to commercialize products for which we obtain regulatory approval, if any.
     The magnitude of our future expenditures and cash requirements will depend on numerous factors, including, but not limited to:
•	resolution, whether by mutual agreement or court order, of our payment obligations under the Law License Agreement and the timing of such payments;

•	the scope, rate of scientific progress, results and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking FDA and other regulatory approvals;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	the effectiveness of commercialization activities (including the volume and profitability of any sales achieved);

•	our ability to establish additional strategic, collaborative and licensing relationships with third parties with respect to the sales, marketing and distribution of our products, research and development and other matters and the economic and other terms and timing of any such relationships;

•	the ongoing availability of funds from foreign governments to build new manufacturing facilities;

•	the costs involved in any potential litigation that may occur;

•	decisions by us to pursue the development of new product candidates or technologies or to make acquisitions or investments; and

•	the effect of competing products, technologies and market developments.
     We have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We will need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms. Pursuant to our underwriting agreement, dated February 19, 2008, or the Underwriting Agreement Date, with Dawson James Securities, Inc, as representative for the underwriters, we have agreed that we will not, without the consent of Dawson James Securities, Inc. issue any securities (except for shares issuable upon exercise of outstanding stock options) for 180 days following the Underwriting Agreement Date, subject to certain customary extension periods. Accordingly, our ability to obtain additional equity financing during this period is subject to our obtaining the prior agreement of Dawson James Securities, Inc. In addition, our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in May 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See Item 1A. “Risk Factors — We have a substantial amount of debt...” and Item 1A. “Risk Factors — Our outstanding indebtedness to BlueCrest Capital Finance, L.P. imposes certain restrictions...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional funds and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.
BlueCrest Loan
     On May 31, 2007, we entered into a Loan and Security Agreement with BlueCrest Capital pursuant to which they agreed to provide us a three year, $5.0 million term loan. The transaction closed on June 1, 2007. For the first three months of the BlueCrest Loan, we were only required to make payments of interest. Commencing in October 2007, we are required to make 33 equal monthly payments of principal and interest. Interest accrues at an annual rate of 12.85%. As consideration for providing us the BlueCrest Loan, we issued to BlueCrest Capital a warrant to purchase 65,030 shares of our common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until the date that is one year following the date the warrant was issued, has a ten year term. This warrant had a fair value of $432,635, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the BlueCrest Loan using the effective interest method. We also paid BlueCrest Capital a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
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
     Pursuant to the agreement, we may not, among other things:
•	incur additional indebtedness, except for certain permitted indebtedness. Permitted indebtedness is defined to include accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000, any unsecured debt less than $20,000 or any debt not secured by the collateral pledged to BlueCrest that is subordinated to the rights of BlueCrest pursuant to a subordination agreement satisfactory to BlueCrest in its sole discretion;

•	make any principal, interest or other payments arising under or in connection with our loan from Bank of America or any other debt subordinate to the BlueCrest Loan;

•	incur additional liens on any of our assets, including any liens on our intellectual property, except for certain permitted liens including but not limited to non-exclusive licenses or sub-licenses of our intellectual property in the ordinary course of business and licenses or sub-licenses of intellectual property in connection with joint ventures and corporate collaborations (provided that any proceeds from such licenses be used to pay down the BlueCrest Loan);

•	voluntarily prepay any debt prior to maturity, except for accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000 and any unsecured debt less than $20,000;

•	convey, sell, transfer or otherwise dispose of property, except for sales of inventory in the ordinary course of business, sales of obsolete or unneeded equipment and transfers of our intellectual property related to product candidates other than MyoCell or MyoCell SDF-1 to a currently operating or newly formed wholly owned subsidiary;

•	merge with or acquire any other entity if we would not be the surviving person following such transaction;

•	pay dividends (other than stock dividends) to our shareholders;

•	redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

•	enter into transactions with affiliates other than on arms-length terms; and

•	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.
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
Bank of America Loan
     On June 1, 2007 (the “Closing Date”) we entered into a loan agreement with Bank of America pursuant to which Bank of America agreed to provide us with an eight month, $5.0 million term loan (the “Bank of America Loan”) to be used for working capital purposes. The Bank of America Loan bears interest at the prime rate plus 1.5%. The prime rate was 7.25% as of December 31, 2007. As consideration for the Bank of America Loan, we paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the Bank of America Loan has been extended until June 1, 2008. As consideration for the extension of the Bank of America Loan, we paid Bank of America a fee of $50,000.
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
Effects of Being a Public Company
     In October 2007, we became subject to the periodic reporting requirements of the Exchange Act and the other rules and regulations of the SEC. We will also be subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. In addition, we are subject to the rules of the NASDAQ Global Market.
     We are working with our legal and accounting advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.
     In addition, compliance with reporting and other requirements applicable to public companies will create additional costs for us and will require the time and attention of management. We currently expect to incur an estimated $2.0 million of incremental operating expenses in our first year of being a public company and an estimated $1.9 million per year thereafter. The incremental costs are estimates and actual incremental expenses could be materially different from these estimates. We cannot estimate with reasonable certainty the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.
Contractual Obligations
     The table below summarizes our significant contractual obligations for the next five years and thereafter at December 31, 2007. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements and appropriate classification of items under generally accepted accounting principles currently in effect.

		Payments due by period
		Less Than	1-3	3-5	More Than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Notes payable, including interest (1)	$10,862,000	$7,610,000	$2,168,000	$1,084,000	$—
Operating leases (2)	270,000	126,000	144,000	—	—
License and royalty fees (3)	4,930,000	3,460,000	420,000	1,050,000	—

Total contractual obligations	$16,062,000	$11,196,000	$2,732,000	$2,134,000	$—

(1)	Includes principal and interest payments on the BlueCrest Loan and Bank of America Loan. The BlueCrest Loan bears interest at an annual rate of 12.85%. At December 31, 2007 the BlueCrest Loan had 30 remaining equal monthly principal and interest payments of $181,000. The Bank of America Loan bears interest at an annual rate of prime plus 1.5%. Interest is payable by the Guarantors six months following the date of the loan with the remainder payable upon maturity. The Bank of America Loan is scheduled to mature on June 1, 2008. Total interest payable over the term of this loan is estimated to be $440,000. We will be required to repay the Guarantors with interest at an annual rate of prime plus 5.0% for payments made by them under the Bank of America Loan once we have satisfied our obligations under the BlueCrest Loan.

(2)	Operating leases consist of facility and equipment lease agreements.

(3)	Includes amounts due under agreements with (i) Dr. Law and Cell Transplants International and (ii) William Beaumont Hospital, which are described below.
     We have entered into several operating lease agreements for facilities and equipment, primarily for our office building and cell culturing facility in Sunrise, Florida. Terms of certain lease arrangements include renewal options, payment of executory costs such as real estate taxes, insurance, common area maintenance and escalation clauses.
     Under our licensing agreement and related agreements with Dr. Law and his affiliate, Cell Transplants International, we are required to pay to Cell Transplants International a $3.0 million payment upon commencement of a bona fide U.S. Phase II human clinical study that utilizes technology claimed under the patent for heart muscle regeneration licensed to us by Dr. Law and a $5.0 million payment upon FDA approval of patented technology for heart muscle regeneration. In addition, we are required to pay royalties to Cell Transplants International equal to 5% of gross sales in the territories where the licensed patents are issued for products and services that read directly on the claims of the licensed patents. On October 24, 2007, we completed the MyoCell implantation procedure on the first patient in the MARVEL Trial. We have not yet made the $3.0 million payment that is now due. Although we have proposed to Dr. Law and Cell Transplants International a schedule for making such payments, we do not intend to make these payments to Dr. Law and Cell Transplants until the parties mutually agree upon a payment schedule or we are compelled to. See Item 1A. “Risk Factors —We have licensed and therefore do not own the intellectual property that is critical to our business ...”
     Our licensing agreement with the Cleveland Clinic requires us to make certain milestone payments to the Cleveland Clinic upon expected milestones including: (a) $200,000 upon FDA or foreign equivalent approval of an IND application covering product candidates derived from the licensed patents, (b) $300,000 upon full enrollment of an FDA approved Phase I clinical trial, (c) $750,000 upon full enrollment of the last clinical trial needed prior to a Biologic License Application submission to the FDA or foreign equivalent and (d) $1.0 million upon the first commercial sale of an FDA approved product derived from the licensed patent. At the option of the Cleveland Clinic, we may be required to pay one-half of any milestone payment in shares of our common stock. The number of shares payable will be based upon the market value of our common stock on the date of the milestone payment. To the extent we do not complete a milestone activity by the target completion date, we will be required to pay $100,000, or the Extension Fee, to extend the target completion date for an additional one year period, or the Extension Period. If such milestone activity is achieved during the first six months of the Extension Period, the Extension Fee will be credited against the applicable milestone payment. We will also be required to pay Cleveland Clinic royalty fees equal to 5% of net sales of any products derived from the licensed patents.
     In June 2000, we entered into an exclusive license agreement with the William Beaumont Hospital to use certain patents for the life of the patents in future projects. The patents expire in 2015. We are required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum threshold was $20,000 for 2003, $30,000 for 2004, $50,000 for 2005, $100,000 for 2006 and $200,000 for 2007. This minimum threshold will remain $200,000 for 2008 and thereafter. As of December 31, 2007, we have not made any payments to the William Beaumont Hospital other than the initial payment to acquire the license.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides and one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FASB Staff Position FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FASB Staff Position. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. We intend to adopt EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.
     On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for our business combinations once adopted, but the effect depends on the terms of our business combinations subsequent to January 1, 2009, if any.
     On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods in those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.
     In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently estimate the expected term for employee option grants by review of similar data from a peer group of companies as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We intend to adopt SAB 110 effective January 1, 2008 and apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our primary market risk exposure with respect to interest rates is changes in short-term interest rates in the U.S., particularly because certain of our debt arrangements represent floating rate debt and we are subject to interest rate risk. We do not use any interest rate risk management contracts to manage our fixed-to-floating ratio. The impact on our results of operations from a hypothetical 10% change in interest rates would not be significant.
     The majority of our investments are expected to be in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To reduce risk, we maintain our cash and cash equivalents in short-term interest-bearing instruments, including certificates of deposit and overnight funds. We do not have any derivative financial investments in our investment portfolio.
Item 8. Financial Statements and Supplementary Data
     Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item about our Executive Officers is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in June, 2008 to be filed with the Commission pursuant to Regulation 14A.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(1) Financial Statements
     See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.
     (a)(2) Financial Statement Schedules
     All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.
     (a)(3) Exhibits

Exhibit
No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended.

3.2(1)	Amended and Restated Bylaws

4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant

10.1**(1)	1999 Officers and Employees Stock Option Plan

10.2**(1)	1999 Directors and Consultants Stock Option Plan

10.3(1)	Form of Option Agreement under Officers and Employees Stock Option Plan

10.4(3)	Form of Option Agreement under Directors and Consultants Stock Option Plan

10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.

10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.

10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.

10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt

10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.

10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.

10.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.

10.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership

10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster

10.17(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***

10.18(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.

10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.20(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino

10.21(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.

Exhibit
No.	Exhibit Description
10.22(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor

10.23(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.24(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt

10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.26(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.

14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions

14.2(2)	Code of Business Conduct and Ethics

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates management contract or compensatory plan.

***	Portions of this document have been omitted and were filed separately with the SEC on August 9, 2007 pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 5, 2007

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

	By:	/s/ William M. Pinon

William M. Pinon
President and Chief Executive Officer
Dated: March 27, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ William M. Pinon	President, Chief Executive Officer and Director	March 27, 2008

William M. Pinon

/s/ William H. Kline	Chief Financial Officer	March 27, 2008

William H. Kline

/s/ Howard J. Leonhardt	Chairman of the Board and Chief Technology Officer	March 27, 2008

Howard J. Leonhardt

/s/ David J. Gury	Director	March 27, 2008

David J. Gury

/s/ William P. Murphy, Jr., M.D.	Director	March 27, 2008

William P. Murphy, Jr., M.D.

/s/ Richard T. Spencer III	Director	March 27, 2008

Richard T. Spencer III

/s/ Linda Tufts	Director	March 27, 2008

Linda Tufts

/s/ Mike Tomas	Director	March 28, 2008

Mike Tomas

/s/ Peggy A. Farley	Director	March 27, 2008

Peggy A. Farley

	Director	March , 2008

Bruce Carson

	Director	March , 2008

Samuel S. Ahn, M.D.

FORM 10-K — ITEM 8
BIOHEART, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2007	F-4

Consolidated Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8
     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the required information under the related instructions is not applicable or the information is included in the consolidated financial statements or the notes hereto.

Report of Independent Registered Public Accounting Firm
Board of Directors
Bioheart, Inc.
     We have audited the accompanying consolidated balance sheets of Bioheart, Inc. and Subsidiaries (a Development Stage Company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2007 and the period from August 12, 1999 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioheart, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2007 and 2006, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007 and the period from August 12, 1999 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” In addition, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses. In addition, as of December 31, 2007, the Company has a deficit accumulated during the development stage of $82.6 million and current liabilities exceed current assets by $7.7 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
March 19, 2008

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	As of December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$5,492,157	$5,025,383
Receivables	52,642	79,843
Inventory	372,054	163,821
Prepaid expenses	261,030	96,162

Total current assets	6,177,883	5,365,209
Property and equipment, net	444,506	526,901
Deferred offering costs	3,484,070	547,016
Deferred loan costs, net	1,146,716	—
Other assets	71,148	68,854

Total assets	$11,324,323	$6,507,980

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,134,256	$803,625
Accrued expenses	4,511,775	700,687
Deferred revenue	547,286	656,500
Notes payable — current	6,671,112	—

Total current liabilities	13,864,429	2,160,812
Deferred rent	21,426	36,524
Note payable – long term	2,943,432	—

Total liabilities	16,829,287	2,197,336
Commitments and contingencies
Shareholders’ (deficit) equity
Preferred stock ($0.001 par value) 5,000,000 and 3,088,898 shares authorized as of December 31, 2007 and 2006, respectively; none issued and outstanding	—	—
Common stock ($0.001 par value) 50,000,000 and 24,711,188 shares authorized as of December 31, 2007 and 2006, respectively; 13,347,138 and 12,785,472 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	13,347	12,785
Additional paid-in capital	77,061,296	68,810,382
Deficit accumulated during the development stage	(82,579,607)	(64,512,523)

Total shareholders’ (deficit) equity	(5,504,964)	4,310,644

Total liabilities and shareholders’ (deficit) equity	$11,324,323	$6,507,980

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

				Cumulative
				Period from
				August 12,
				1999 (date of
				inception) to
	Years Ended December 31,			December 31,
	2007	2006	2005	2007
Revenues	$312,809	$105,503	$135,350	$748,322
Cost of sales	65,830	72,510	87,427	320,197

Gross profit	246,979	32,993	47,923	428,125
Expenses:
Research and development	11,313,554	6,878,225	4,533,820	56,694,809
Marketing, general and administrative	3,435,991	6,372,098	2,830,926	22,860,888
Depreciation and amortization	184,391	90,713	46,320	434,677

Total expenses	14,933,936	13,341,036	7,411,066	79,990,374

Loss from operations	(14,686,957)	(13,308,043)	(7,363,143)	(79,562,249)
Interest income	327,636	128,145	45,122	716,520
Interest expense	(3,707,763)	(748)	(8,536)	(3,733,878)

Net interest (expense) income	(3,380,127)	127,397	36,586	(3,017,358)

Loss before income taxes	(18,067,084)	(13,180,646)	(7,326,557)	(82,579,607)
Income taxes	—	—	—	—

Net loss	$(18,067,084)	$(13,180,646)	$(7,326,557)	$(82,579,607)

Loss per share — basic and diluted	$(1.37)	$(1.10)	$(0.69)

Weighted average shares outstanding — basic and diluted	13,210,347	12,015,090	10,652,727

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ (Deficit) Equity

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-In	Deferred	Contributed	Development
	Shares	Amount	Capital	Compensation	Capital	Stage	Total
Balance as of August 12, 1999 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	4,324,458	4,324	395,676	—	—	—	400,000
Stock-based compensation	—	—	98,000	(98,000)	—	—	—
Amortization of stock-based compensation	—	—	—	49,000	—	—	49,000
Net loss	—	—	—	—	—	(903,290)	(903,290)

Balance as of December 31, 1999	4,324,458	$4,324	$493,676	$(49,000)	$—	$(903,290)	$(454,290)
Issuance of common stock (net of issuance costs of $61,905)	1,493,575	1,494	9,607,201	—	—	—	9,608,695
Stock-based compensation	—	—	2,559,000	(2,559,000)	—	—	—
Fair value of warrants granted in exchange for licenses and intellectual property	—	—	5,220,000	—	—	—	5,220,000
Amortization of stock-based compensation	—	—	—	1,080,692	—	—	1,080,692
Contributed capital	—	—	—	—	1,050,000	—	1,050,000
Common stock issued in exchange for services	7,964	8	51,993	—	—	—	52,001
Net loss	—	—	—	—	—	(14,113,933)	(14,113,933)

Balance as of December 31, 2000	5,825,997	$5,826	$17,931,870	$(1,527,308)	$1,050,000	$(15,017,223)	$2,443,165
Issuance of common stock (net of issuance costs of $98,996)	985,667	986	6,282,018	—	—	—	6,283,004
Stock-based compensation	—	—	779,000	(779,000)	—	—	—
Amortization of stock-based compensation	—	—	—	1,523,000	—	—	1,523,000
Conversion of contributed capital to common stock	81,084	81	1,049,919	—	(1,050,000)	—	—
Common stock issued in exchange for services	8,291	8	53,993	—	—	—	54,001
Net loss	—	—	—	—	—	(8,173,464)	(8,173,464)

Balance as of December 31, 2001	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$(23,190,687)	$2,129,706
Issuance of common stock	1,092,883	1,093	7,075,105	—	—	—	7,076,198
Stock-based compensation	—	—	143,521	(143,521)	—	—	—
Amortization of stock-based compensation	—	—	—	613,083	—	—	613,083
Common stock issued in exchange for services	35,137	35	227,468	—	—	—	227,503
Net loss	—	—	—	—	—	(9,257,954)	(9,257,954)

Balance as of December 31, 2002	8,029,059	$8,029	$33,542,894	$(313,746)	$—	$(32,448,641)	$788,536
Issuance of common stock	561,701	562	3,181,712	—	—	—	3,182,274
Stock-based compensation	—	—	(155,893)	155,893	—	—	—
Amortization of stock-based compensation	—	—	—	79,371	—	—	79,371
Common stock issued in exchange for services	144,300	144	823,743	—	—	—	823,887
Net loss	—	—	—	—	—	(6,037,528)	(6,037,528)

Balance as of December 31, 2003	8,735,060	$8,735	$37,392,456	$(78,482)	$—	$(38,486,169)	$(1,163,460)
The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ (Deficit) Equity – (Continued)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-In	Deferred	Contributed	Development
	Shares	Amount	Capital	Compensation	Capital	Stage	Total
Balance as of December 31, 2003	8,735,060	$8,735	$37,392,456	$(78,482)	$—	$(38,486,169)	$(1,163,460)
Issuance of common stock	808,570	809	4,580,104	—	—	—	4,580,913
Stock-based compensation	—	—	637,858	(637,858)	—	—	—
Amortization of stock-based compensation	—	—	—	148,812	—	—	148,812
Common stock issued in exchange for services	17,004	17	96,314	—	—	—	96,331
Net loss	—	—	—	—	—	(5,519,151)	(5,519,151)

Balance as of December 31, 2004	9,560,634	$9,561	$42,706,732	$(567,528)	$—	$(44,005,320)	$(1,856,555)
Issuance of common stock (net of issuance costs of $32,507)	1,994,556	1,994	11,265,560	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	1,210	1	6,852	—	—	—	6,853
Stock-based compensation	—	—	1,566,147	(1,566,147)	—	—	—
Amortization of stock-based compensation	—	—	—	1,952,350	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	95,807	96	542,691	—	—	—	542,787
Net loss	—	—	—	—	—	(7,326,557)	(7,326,557)

Balance as of December 31, 2005	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123(R)	—	—	(181,325)	181,325	—	—	—
Issuance of common stock (net of issuance costs of $100,038)	1,069,699	1,069	8,123,623	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	47,657	48	3,294,381	—	—	—	3,294,429
Common stock issued in exchange for services	2,903	3	16,440	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	13,006	13	99,984	—	—	—	99,997
Fair value of warrants granted in exchange for licenses and intellectual property	—	—	144,867	—	—	—	144,867
Stock-based compensation	—	—	1,224,430	—	—	—	1,224,430
Net loss	—	—	—	—	—	(13,180,646)	(13,180,646)

Balance as of December 31, 2006	12,785,472	$12,785	$68,810,382	$—	$—	$(64,512,523)	$4,310,644
Issuance of common stock (net of issuance costs of $150,000)	529,432	530	3,920,186	—	—	—	3,920,716
Exercise of stock options	31,955	32	181,008	—	—	—	181,040
Issuance of warrants in connection with notes payable	—	—	3,139,639	—	—	—	3,139,639
Amortization of fair value of warrants granted in exchange for services	—	—	30,559	—	—	—	30,559
Amortization of fair value of warrants granted in exchange for licenses and intellectual property	—	—	48,289	—	—	—	48,289
Shares issued in connection with reverse stock split	279	—	—	—	—	—	—
Stock-based compensation	—	—	931,233	—	—	—	931,233
Net loss	—	—	—	—	—	(18,067,084)	(18,067,084)

Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$—	$—	$(82,579,607)	$(5,504,964)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

				Cumulative
				Period from
				August 12, 1999
				(date of inception)
	Years Ended December 31,			to December 31,
	2007	2006	2005	2007
Cash flows from operating activities
Net loss	$(18,067,084)	$(13,180,646)	$(7,326,557)	$(82,579,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	184,391	90,713	46,320	434,677
Write off of note receivable	—	—	—	165,000
Amortization of warrants granted in exchange of licenses and intellectual property	48,289	144,867	—	5,413,156
Amortization of warrants granted in connection with notes payable	2,407,677	—	—	2,407,677
Amortization of loan costs	486,539	—	—	486,539
Amortization of warrants granted in exchange for services	30,559	—	—	30,559
Equity instruments issued in connection with settlement agreement	—	3,294,429	—	3,294,429
Common stock issued in exchange for services	—	16,443	6,853	1,277,017
Common stock issued in exchange for distribution rights and intellectual property	—	99,997	—	99,997
Stock-based compensation	931,233	1,224,430	1,952,350	7,601,971
Change in assets and liabilities
Receivables	27,201	(7,806)	(72,037)	(52,642)
Inventory	(208,233)	(3,469)	182,148	(372,054)
Prepaid expenses	(164,868)	(41,860)	6,044	(261,030)
Other assets	(2,294)	(58,695)	(815)	(71,148)
Accounts payable	1,291,297	357,403	(399,063)	1,873,759
Accrued expenses and deferred rent	3,415,425	234,697	(40,698)	4,428,988
Deferred revenue	(109,213)	—	(120,000)	547,287

Net cash used in operating activities	(9,729,081)	(7,829,497)	(5,765,455)	(55,275,425)
Cash flows from investing activities
Acquisition of property and equipment	(101,995)	(203,266)	(326,211)	(879,182)

Net cash used in investing activities	(101,995)	(203,266)	(326,211)	(879,182)
Cash flows from financing activities
Proceeds from notes payable	10,000,000	—	—	10,200,000
Repayment of note payable	(385,456)	—	(200,000)	(585,456)
Proceeds from issuance of common stock, net	4,101,756	8,124,692	11,267,554	55,675,088
Payment of offering costs	(2,564,405)	(224,418)	—	(2,788,823)
Payment of loan costs	(854,045)	—	—	(854,045)

Net cash provided by financing activities	10,297,850	7,900,274	11,067,554	61,646,764

Net increase (decrease) in cash and cash equivalents	466,774	(132,489)	4,975,888	5,492,157
Cash and cash equivalents, beginning of period	5,025,383	5,157,872	181,984	—

Cash and cash equivalents, end of period	$5,492,157	$5,025,383	$5,157,872	$5,492,157

Disclosure of cash flow information
Interest paid	$319,680	$748	$8,536	$345,795
Income taxes paid	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
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
     Prior to marketing its products in the United States, the Company’s products must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (“FDA”) and other regulatory authorities. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials. The Company’s success will depend in part on its ability to successfully complete clinical trials, obtain necessary regulatory approvals, obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. The Company will require substantial future capital in order to meet its objectives. The Company currently has no committed sources of capital. The Company will need to seek substantial additional financing through public and/or private financing, and financing may not be available when the Company needs it or may not be available on acceptable terms.
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.
Reverse Stock Split
     On August 31, 2007, the Company’s Board of Directors approved a 1-for-1.6187 reverse stock split of the Company’s capital stock, which became effective on September 27, 2007. All share numbers and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. In lieu of issuing fractional shares of stock resulting from the reverse stock split, the number of shares held by each shareholder following the reverse stock split was rounded up to the nearest whole share.
Initial Public Offering
     On October 2, 2007, the Company’s Registration Statement on Form S-1 (333-140672) to register up to $70,000,000 of its common stock was declared effective by the Securities and Exchange Commission. On this same date, the Company’s registration statement on Form 8-A became effective and the Company thereafter became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  On February 14, 2008, Post

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
Effective Amendment No. 5 to the Registration Statement was declared effective by the Securities and Exchange Commission. On February 22, 2008, the Company completed its initial public offering of common stock pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 to the underwriters for net proceeds of $1.5 million. The Company’s shares of common stock commenced trading on February 19, 2008 on the NASDAQ Global Market under the symbol “BHRT”. The cash proceeds of the offering of approximately $4.6 million, which are approximately $3.1 million greater than the net proceeds due to the Company’s payment of approximately $3.1 million of offering expenses prior to the consummation of the offering, are expected to be primarily used for commencement of full scale enrollment in a planned clinical trial of MyoCell, milestone payments due under licensing agreements, repayment of a portion of certain debt obligations and general corporate purposes. Costs related to the offering have been deferred when incurred and amounted to $3,484,070 and $547,016 as of December 31, 2007 and 2006, respectively. Such costs are included as assets on the accompanying consolidated balance sheets. Of the amount deferred, $2,788,823 and $224,418 had been paid as of December 31, 2007 and 2006, respectively. All such costs will be charged to paid-in capital in the first quarter of the Company’s fiscal year ending December 31, 2008 upon the completion of the offering in February 2008.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     Fair value estimates, assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. The Company has used available information to derive its estimates.  However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently.  The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.  The fair value of cash equivalents, receivables, accounts payable and short term debt approximate their carrying amounts due to their short term nature. The carrying value of long-term debt consisting of a note payable approximated fair value as of December 31, 2007, based on the current interest rate environment and borrowing rates available to the Company.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash and money market funds with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company generally invests its excess cash in high credit quality debt instruments or U.S. government securities. These investments are periodically reviewed and modified to take advantage of trends in yields and interest rates. The related interest income is accrued as earned.
Accounts Receivable
     Accounts receivable primarily consists of amounts due from the sale of catheters. As of December 31, 2007 and 2006, there was no allowance for doubtful accounts and no allowance for returns.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements – (Continued)
Inventory
     Inventory consists of raw materials and finished product. Finished product consists primarily of finished catheters. Cost of finished product, consisting of raw materials and contract manufacturing costs, is determined by the first-in, first-out (FIFO) method for valuing inventories. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value).
     Inventory consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Finished product	$315,300	$163,821
Raw materials	56,754	—

Total inventory	$372,054	$163,821

Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, the Company is not aware of any items or events that would cause it to adjust the recorded value of its long-lived assets for impairment.
Deferred Offering Costs
     Deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet dates that are related to the Company’s initial public offering. These deferred costs will be charged to paid-in capital in the first quarter of the Company’s fiscal year ending December 31, 2008 upon the completion of the offering in February 2008.
Deferred Loan Costs
     Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans during 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At December 31, 2007, the Company had net deferred loan costs of $1,146,716. For the year ended December 31, 2007, the Company recorded $2,894,216 of interest expense related to the amortization of deferred loan costs, which included $2,407,677 related to the fair value of warrants issued in connection with the loans.
Revenue Recognition
     Since inception, the Company has not generated any material revenues from its lead product candidate. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, the Company’s revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     Based on an asset purchase arrangement entered into in June 2003, the Company recognizes revenue related to a joint licensing transaction and product delivery agreement with a minority shareholder requiring the delivery of 160 catheters. Payments of $900,000 received pursuant to this agreement were initially recorded as deferred revenue. The Company is recognizing the $900,000 as revenue on a pro rata basis as the catheters are delivered.
     Pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc., the Company received an upfront payment of $103,000. As of December 31, 2007, the Company had not completed all of the cell culturing services required by the agreement. Based on the amount of cell culturing services completed as of December 31, 2007, the Company has recognized revenue of $21,000 and the remaining $82,000 of the upfront payment was recorded as deferred revenue, which will be recognized as revenues upon completion of the remaining cell culturing services. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and BHK agreed to create a joint venture company called Bioheart Manufacturing, Inc. The Company agreed to contribute approximately $59,000 for an 18% equity interest in Bioheart Manufacturing, Inc.
Research and Development Expenses
     The Company accounts for research and development expenditures, including payments to collaborative research partners, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.
Marketing Expense
     The Company expenses the cost of marketing as incurred. Marketing expense was $314,985, $3,878,700 and $247,460 for the years ended December 31, 2007, 2006 and 2005, respectively, and $5,805,225 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2007. Marketing expense for 2006 included approximately $3.5 million of stock-based compensation and related expenses related to equity instruments issued to a related party pursuant to a settlement agreement.
Income Taxes
     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company did not recognize any change in the liability for unrecognized tax benefits.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
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
     The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.
Stock Options and Warrants
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R requires the Company to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under SFAS No. 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.
     Share-based awards granted subsequent to January 1, 2006 are valued using the fair value method and compensation expense is recognized on a straight-line basis over the vesting period of the awards. Beginning January 1, 2006, the Company also began recognizing compensation expense under SFAS No. 123R for the unvested portions of outstanding share-based awards previously granted under its stock option plans, over the periods these awards continue to vest.
     The Company accounts for certain share-based awards, including warrants, with non-employees in accordance with SFAS No. 123R and related guidance, including EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company estimates the fair value of such awards using the Black-Scholes valuation model at each reporting period and expenses the fair value over the vesting period of the share-based award, which is generally the period in which services are provided.
     SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 123”), established the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permitted companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to account for stock-based compensation related to option grants and stock awards to employees. The Company had elected to retain the intrinsic value based method for such grants and awards, and disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.
     Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting for share-based payment awards with its employees, as prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25.
     Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
accounting for share-based employee compensation plans. As permitted by SFAS No. 123 and by SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, the Company disclosed on a pro forma basis the net income and earnings per share that would have resulted had it adopted SFAS No. 123 for measurement purposes.
Adjusted pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 6.00%; estimated volatility of 100.0%; dividend yield of 0%; and a weighted average expected life of the options of 5.0 years.
     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information for the year ended December 31, 2005 is as follows:

Net loss — as reported	$(7,326,557)
Deduct: Stock compensation expense determined under fair value method	(466,944)

Adjusted pro forma net loss	$(7,793,501)

Loss per share — basic and diluted:
Loss per share — as reported	$(0.69)

Loss per share — pro forma	$(0.73)

Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 4,412,035, 3,703,435 and 1,777,779 shares of common stock at December 31, 2007, 2006 and 2005, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides and one year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FASB Staff Position FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FASB Staff Position. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.
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
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
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
     On December 4, 2007, the FASB issued SFAS No. 141R (revised 2007) Business Combinations, which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for the Company’s business combinations once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to January 1, 2009, if any.
     On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods in those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.
     In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently estimates the expected term for employee option grants by review of similar data from a peer group of companies as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company intends to adopt SAB 110 effective January 1, 2008 and apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
2. Going Concern
     The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $82.6 million as of December 31, 2007. In addition, as of December 31, 2007, the Company’s current liabilities exceed current assets by $7.7 million. Current liabilities include notes payable of $6.7 million. While, subsequent to December 31, 2007, the Company received cash proceeds of approximately $4.6 million from its initial public offering of common stock, this will not provide sufficient cash to support the Company’s operations through December 2008. The Company will need to secure additional sources of capital to develop its business and product candidates as planned. The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations. The Company will need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations. As such, the Company’s continuation as a going concern is uncertain. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
3. Collaborative License and Research/Development Agreements
     The Company has entered into a number of contractual relationships for technology licenses and research and development projects. The following provides a summary of the Company’s significant contractual relationships:
     During February 2000, the Company entered into an agreement (the “Agreement”) with a collaborative research partner for the full license of all patents, patents pending and future developments related to heart muscle function improvement and angiogenesis. In July 2000, the parties executed an addendum to the Agreement (the “Addendum”), the provisions of which amended a number of terms of the Agreement.
     More specifically, the Addendum provided, among other things:
•	The parties agreed that the Company would issue, and the Company did issue, to the collaborative research partner a five-year warrant exercisable for 1.2 million shares of the Company’s common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Agreement, issuing 600,000 shares of the Company’s common stock and options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.80. The share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that the Company’s obligation to pay a $3 million milestone payment would be triggered upon the Company’s commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the patents instead of, as originally contemplated under the Agreement, upon initiation of a FDA approved human clinical trial study of such technology in the United States. This $3 million payment is included in accrued expenses as of December 31, 2007.
     In addition, if the Company obtains FDA approval of a method of heart muscle regeneration utilizing the patented technology contemplated under the Agreement, the Company will be required to pay additional consideration of $5 million. Further, if the Company produces successful commercial products that result directly from the patents contemplated under the Agreement, the Company will be required to pay royalties of 5% from specific sales as determined in the Agreement over the period of the patents’ useful lives.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with MyoCell SDF-1 product candidate. In exchange for the license, the Company 1) paid $250,000 upon the closing of the agreement; 2) paid $1,250,000 in 2006; 3) will pay a maintenance fee of $150,000 per year for the duration of the license starting in the second year; 4) will be required to make various milestone payments ranging from $200,000 upon the approval of an Investigational New Drug application for a licensed product by the FDA and $1,000,000 upon the first commercial sale of an FDA approved licensed product, 50% of which may be paid in the form of common stock; and 5) will pay a 5% royalty on the net sales of products and services that directly rely upon the claims of the patents for the first $300,000,000 of annual net sales and a 3% royalty for any annual net sales over $300,000,000. The royalty percentage shall be reduced by 0.5% for each 1.0% of license fees paid to any other entity. However, the royalty percentage shall not be reduced under 2.5%.
     In April 2006, the Company entered into an agreement to license from TriCardia, LLC various patents to be used in connection with the MyoCath II product candidate. In exchange for the license, the Company agreed to do the following: 1) pay $100,000 upon the closing of the agreement; and 2) issue a warrant exercisable for 32,515 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant vested on a straight line basis over a 12 month period and expires on February 28, 2016. The fair value of this warrant of approximately $193,000, as determined using the Black-Scholes pricing model, was amortized to research and development expense on a straight line basis over the twelve month vesting period. The Company recorded $144,867 of expense in 2006 and the remaining $48,289 of expense in 2007.
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
4. Property and Equipment
     Property and equipment as of December 31 is summarized as follows:

	2007	2006
Laboratory and medical equipment	$335,428	$267,835
Furniture, fixtures and equipment	130,916	124,689
Computer equipment	50,793	27,657
Leasehold improvements	362,046	357,006

	879,183	777,187
Less accumulated depreciation and amortization	(434,677)	(250,286)

	$444,506	$526,901

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized over the shorter of 15 years or the remaining life of the lease. Improvements that extend the life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.
5.  Accrued Expenses
     Accrued expenses consisted of the following as of December 31:

	2007	2006
License and royalty fees	$3,460,000	$250,000
Expenses incurred in connection with the initial public offering	482,000	101,434
Interest on notes payable, including debt guarantor fees	496,194	—
Payroll, employee benefits and payroll taxes	50,303	193,036
Contract research and development	16,306	140,457
Other	6,972	15,760

	$4,511,775	$700,687

6. Notes Payable
     The Company’s notes payable are comprised of the following:

	December 31,
	2007	2006
Eight-month note payable. Monthly payments of principal and interest as described below	$5,000,000	$—
Three-year note payable. Monthly payments of principal and interest as described below	4,614,544	—

	9,614,544	—
Less current portion	(6,671,112)	—

Notes payable – long term	$2,943,432	$—

     Notes payable at December 31, 2007 mature as follows:

2008	$6,671,112
2009	1,898,960
2010	1,044,472

$9,614,544

Eight-month Note Payable
     On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the prime rate plus 1.5%. The prime rate was 7.25% at December 31, 2007. As consideration for the loan, the Company paid the lender a fee of $100,000. Effective as of January 31, 2008, the maturity date of the Bank of America Loan has been extended until June 1, 2008. As consideration for the extension of the Bank of America Loan, the Company paid Bank of America a fee of $50,000.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date. The Company has provided no collateral for this loan.
     On June 1, 2007, for the Company’s benefit, the Company’s Chairman of the Board and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chairman of the Board and his spouse, these guarantees are limited to the collateral each provided to the lender.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
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
     In October 2007, the Company’s Chairman of the Board and his spouse agreed to provide an additional $2.2 million limited personal guarantee of this loan and have pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chairman of the Board and his spouse fully replaced the collateral originally provided by one of the original Guarantors. The Company’s Chairman of the Board and his spouse have now personally guaranteed an aggregate of $3.3 million of this loan. The Company’s agreement with the Company’s Chairman of the Board and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chairman of the Board and his spouse, warrants to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of this loan, respectively, the Company has not reimbursed the Company’s Chairman of the Board and his spouse in full for payments made by them in connection with this loan, the number of shares subject to the warrant will increase to 101,934, 135,912 and 203,868, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued. The fair value of the warrant was determined to be $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of this loan using the effective interest method.
     As a result of this replacement of the collateral originally provided by one of the original Guarantors in October 2007, the unamortized fair value of the warrant to purchase 81,548 shares of the Company’s common stock at an exercise price of $7.69 per share issued to that Guarantor was expensed to interest expense in October 2007. In October 2007, the Company cancelled the warrant previously issued to such original Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to them a warrant to purchase 101,934 shares of the Company’s common stock at an exercise price of $7.69 per share, which new warrant does not contain the adjustment provisions discussed above. The additional 20,386 warrant shares had an aggregate fair value of $128,228, which was accounted for as additional paid in capital and immediately recorded to interest expense.
Three-year Note Payable
     On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until one year following the date the warrant was issued, has a ten year term. This warrant had a fair value of $432,635, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
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
Note Payable
     The Company had a $200,000 note payable to a bank that was paid in full along with accrued interest during September 2005. Interest was charged at a rate of 5.25% per annum. The note payable was personally guaranteed by the Company’s Chairman of the Board.
Line of Credit
     In May 2005, the Company entered into a line of credit agreement with a bank with all principal and all accrued interest to be paid on or before May 27, 2006. The promissory note was for $1,200,000 at a variable interest rate of LIBOR plus 2.00% due each month starting in June 2005. The Company did not borrow against the line of credit and did not renew the line of credit upon expiration. The line of credit was personally guaranteed by the Company’s Chairman of the Board.
7. Commitments and Contingencies
Leases
     The Company entered into several operating lease agreements for facilities and equipment. Terms of certain lease arrangements include renewal options, escalation clauses, payment of executory costs such as real estate taxes, insurance and common area maintenance.
     In November 2006, the Company amended its facility lease to include additional space through 2010. The amendment for the additional space contains terms similar to the terms of the existing facility lease, including escalation clauses.
     Approximate annual future minimum lease obligations under noncancelable operating lease agreements as of December 31, 2007 are as follows:

Year ending December 31,
2008	$126,000
2009	133,000
2010	11,000

Total	$270,000

     Rent expense was $192,132, $113,631 and $110,093 for the years ended December 31, 2007, 2006 and 2005, respectively and $1,225,514 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2007.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     During 2005, the Company was provided with a tenant improvement allowance of $60,150 towards its improvements. Pursuant to SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 88-1, Issues Related to Accounting for Leases, the Company has recorded the tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to rent expense over the remaining life of the original lease.
Royalty Payments
     The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.
     The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:
  William Beaumont Hospital
     In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $50,000 for 2005, $100,000 for 2006 and $200,000 for 2007. This minimum royalty threshold will remain $200,000 for 2008 and thereafter. As of December 31, 2007, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2007 and 2006, the Company’s liability under this agreement was $460,000 and $250,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. During 2007, 2006 and 2005 and for the cumulative period from August 12, 1999 (date of inception) to December 31, 2007, the Company incurred expenses of $210,000, $110,000 and $60,000 and $460,000, respectively.
     Approximate annual future minimum obligations under this agreement as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$210,000
2009	210,000
2010	210,000
2011	210,000
2012	210,000
2013 — 2015	630,000

Total	$1,680,000

Contingency
     The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons pursuant to a registration statement it expects to file during the second quarter of 2008 under the Securities Act of 1933, as amended, and pursuant to California securities laws. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2007, assuming that all such options are

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $350,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2007 or 2006.
8. Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited (the “Plaintiffs”) filed a complaint against the Company and Mr. Leonhardt, the Company’s Chairman of the Board and Chief Technology Officer, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, the Company entered a license agreement (the “Original Law License Agreement”) with Dr. Law and Cell Transplants International, LLC, pursuant to which Dr. Law and Cell Transplants International granted the Company a license to certain patents, including the Primary MyoCell Patent (the “Law IP”). The parties executed an addendum to the Original Law License Agreement (the “License Addendum”) in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
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
     On October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. Pursuant to the Company’s license agreement with Dr. Law and Cell Transplants International, the Company is required to pay to Cell Transplants International a $3 million payment upon commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the patent the Company relies upon to protect its MyoCell product candidate. The Company has not yet made the $3 million payment that is now due, however the amount is included in accrued expenses as of December 31, 2007.
Other

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2007, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.
9. Related Party Transactions
     As of December 31, 2004, accrued expenses included $600,000 of estimated travel and other related expenses advanced to the Company by the Company’s Chairman of the Board and Chief Technology Officer (who served as the Company’s CEO from inception until March 2007). During 2005, this debt to the Company’s Chairman of the Board was converted to shares of the Company’s common stock valued at $542,787, as it was determined that the actual advances were only $542,787.
     The Company’s Chairman of the Board has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company’s corporate credit cards.
     The son of one of the Company’s directors is an officer of the Company. The amount paid to this individual as salary and bonus for the years ended December 31, 2007, 2006 and 2005 and for the period from August 12, 1999 (date of inception) to December 31, 2007 was $129,615, $126,000 and $119,839 and $405,262, respectively.
     A cousin of the Company’s Chairman of the Board is an officer of the Company. During 2007, 2006 and 2005 and for the period from August 12, 1999 (date of inception) to December 31, 2007, the Company paid this individual salary and bonus of $130,000, $131,000 and $130,500 and $766,752, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $10,769, $14,289 and $9,511 and $415,757, respectively, for the years ended December 31, 2007, 2006 and 2005 and for the period from August 12, 1999 (date of inception) to December 31, 2007.
     The sister-in-law of the Company’s Chairman of the Board is an officer of the Company. The amount paid to this individual as salary for the years ended December 31, 2007, 2006 and 2005 and for the period from August 12, 1999 (date of inception) to December 31, 2007 was $87,664, $61,566 and $60,523 and $268,006, respectively.
     On August 24, 2006, the Company entered into an agreement, or the Settlement Agreement, with an officer of the Company that is the cousin of the Company’s Chairman of the Board. Prior to entering into the Settlement Agreement, certain disputes had arisen between the officer and the Company as to the number of stock options awarded to the officer and the amount of unpaid salary and other compensation owed to the officer since he commenced his employment with the Company in December 1999. The shares, options and warrants granted to the officer pursuant to the Settlement Agreement were issued to settle the disputed items and in consideration for the officer’s release of any claims he may have against the Company related to or arising from his employment or any compensation owed to him.
     Pursuant to the Settlement Agreement:
•	The Company issued to the officer 47,658 shares of its common stock and agreed to pay the officer’s income taxes related to the receipt of the shares of common stock, estimated to be approximately $153,000. The fair value of the shares of common stock was determined to be $7.69 per share, which was based on a current valuation of the Company. The aggregate fair value of the shares of common stock issued and the $153,000 in cash was approximately $500,000, which was recorded as compensation expense in August 2006.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements – (Continued)
•	The Company issued to the officer a warrant to purchase 188,423 shares of the Company’s common stock at an exercise price of $5.67 per share. This warrant is exercisable immediately and expires 10 years from the date of grant. The approximate fair value of this warrant of $1,200,000 was recorded as compensation expense in August 2006.

•	The Company issued to the officer stock options to purchase up to 282,635 shares of the Company’s common stock at an exercise price of $5.67 per share. These stock options are exercisable immediately and expire 10 years from the date of grant. The fair value of these stock options of approximately $1,800,000 was recorded as compensation expense in August 2006.

•	As consideration for continued employment as an officer of the Company, the officer will receive an annual salary of $130,000 per year.
     As indicated above, the Company recognized various expenses upon the execution of the Settlement Agreement when the expense amounts were first known and quantifiable.
     The fair value of the warrant and the stock options was estimated at the date of grant by using the Black-Scholes pricing model with the following assumptions: risk-free rate of 6%; volatility of 100%; and an expected holding period of 5 years.
     In connection with the Company’s private placement of 390,177 shares of its common stock in May 2007, the Company paid a fee of $150,000 to an entity affiliated with a member of the Company’s Board of Directors. In 2007, the Company also entered into a research agreement with another affiliate of the same director, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. The Company paid $75,000 of this fee in 2007 and the balance is expected to be paid in 2008.
10. Shareholders’ Equity
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
     In 2007, the Company sold 529,432 shares of common stock at a price of $7.69 per share to various investors for net proceeds of approximately $3.9 million.
     In 2006, the Company sold 1,069,699 shares of common stock at a price of $7.69 per share to various investors. The Company also issued 63,566 shares in exchange for services at a price ranging from $5.67 to $7.69 per share.
     In 2005, the Company sold 1,994,556 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,210 shares in exchange for services and issued 95,807 shares in exchange for debt at a price of $5.67 per share.
     In 2004, the Company sold 808,570 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,854 shares to various vendors in exchange for services valued at $10,500. The Company also issued 15,150 shares to the Company’s Chairman of the Board as compensation for services valued at $85,830.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company’s Chairman of the Board and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization.
     After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to various investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company’s Chairman of the Board as compensation for services provided to the Company during 2003 and 2002.
     In 2002, the Company sold 1,092,883 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 35,137 shares to various vendors in exchange for services valued at $227,503.
     In 2001, the Company sold 985,668 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 8,291 shares to various vendors in exchange for services valued at $54,001 and issued 81,084 shares to the Company’s Chairman of the Board as compensation for services provided to the Company during 2001.
     In 2000, the Company sold 1,493,575 shares of common stock at a price of $6.47 per share to various investors. Of the 1,493,575 shares sold in 2000, payment on 77,222 of these shares was not received until January 2001. The Company also issued 7,964 shares to various vendors in exchange for services valued at $52,001.
     In 1999, the Company’s Chairman of the Board and founding shareholder contributed $400,000 to the Company in exchange for 4,324,458 shares of common stock.
Chairman of the Board Paid in and Contributed Capital
     In 2006, the Company’s Chairman of the Board was issued 2,903 shares of the Company’s common stock at a price of $5.67 per share in exchange for $16,443 of services provided during the year.
     During 2005, the Company’s Chairman of the Board was issued 95,807 shares of the Company’s common stock at a price of $5.67 per share in exchange for $542,787 of debt due to travel and other related expenses advanced by the Company’s Chairman of the Board during the previous three years.
     The Company’s Chairman of the Board elected not to receive salary payments of $85,830, $130,000 and $250,000 for services provided to the Company during 2004, 2003 and 2002, respectively. Such amounts were converted into 15,150, 22,946 and 44,127 shares of the Company’s common stock at a price of $5.67 per share on December 31, 2004 and 2003, respectively, where the 2003 and 2002 shares were both issued in 2003.
     In 2001, the Company’s Chairman of the Board also elected not to receive a salary payment or a stock conversion of $250,000 for services provided during 2001.
     In 2000, the Company’s Chairman of the Board contributed $800,000 to the Company and elected not to receive payment for $250,000 of salary related to services provided to the Company during 2000. Such amounts were recorded as contributed capital during 2000. On June 28, 2001, the Company’s Board of Directors approved the conversion of this contributed capital and salary deferral into 81,084 shares of the Company’s common stock at a price of $12.94 per share.
11. Stock Options and Warrants

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
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
     The following information applies to options outstanding and exercisable at December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term (in years)	Value (1)
Options outstanding at January 1, 2007	1,938,047	$ 4.90
Granted	301,888	$ 8.47
Exercised	(31,955)	$ 5.67
Forfeited	(47,781)	$ 7.21

Options outstanding at December 31, 2007	2,160,199	$ 5.34	6.3	$ 1,479,597

Options exercisable at December 31, 2007	1,639,288	$ 4.73	5.6	$ 1,479,597

Available for grant at December 31, 2007	895,532

(1)	The aggregate intrinsic value computation was based on an estimated fair market value of the Company’s common stock at December 31, 2007 of $5.25 per share and includes only those options whose exercise price was less than $5.25.
     The weighted average fair value of options granted during 2007, 2006 and 2005 was $6.58, $6.18 and $2.98 per share, respectively.
     For the year ended December 31, 2007, the Company recognized $931,233 in stock-based compensation costs of which approximately $300,000 represented research and development expense and the remaining amount was marketing, general and administrative expense. For the year ended December 31, 2006, the Company recognized $1,224,430 in stock-based compensation costs of which approximately $300,000 represented research and development expense and the remaining amount was marketing, general and administrative expense. For the year ended December 31, 2005, the Company recognized $1,952,350 in stock-based compensation costs of which approximately $800,000 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (“FSP”) No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. At December 31, 2007, the Company had approximately $2.4 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over the next four years.
     The following information applies to options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$1.28	347,196	2.0	$1.28	347,196	$1.28
$2.83	41,701	2.1	$2.83	41,701	$2.83
$5.67	1,416,063	6.8	$5.67	1,198,049	$5.67
$7.69	74,665	8.7	$7.69	52,342	$7.69
$8.47	280,574	9.3	$8.47	—	—

	2,160,199	6.3	$5.34	1,639,288	$4.73

     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The estimated expected option life is based primarily on similar data from a peer group of companies. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.
     For the years ended December 31, 2007 and 2006, the fair value of each stock option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the year ended December 31,
	2007	2006
Expected dividend yield	00.0%	00.0%
Expected price volatility	100.0%	100.0%
Risk free interest rate	5.9%	6.0%
Expected life of options in years	5.0	5.0
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to both employees and non-employees. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. At December 31, 2007 and 2006, the Company had warrants outstanding for the purchase of shares of the Company’s common stock of 2,251,836 and 1,765,388, respectively. The following information applies to warrants outstanding and exercisable at December 31, 2007:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$5.67	192,834	8.6	$5.67	192,834	$5.67
$7.69	2,059,002	16.6	$7.69	134,448	$7.69

	2,251,836	15.9	$7.52	327,282	$6.50

     On February 19, 2008, the Company issued a warrant to purchase 77,000 shares of its common stock with an exercise price of $6.5625 per share to Dawson James Securities, Inc., who acted as the representative of the several underwriters of the Company’s initial public offering. The warrant, which is not exercisable until the first anniversary of the date of issuance, expires on October 2, 2012.
12. Deferred Compensation
     Through December 31, 2005, the Company granted stock options to various consultants and advisory board members. For accounting purposes, the measurement date for these options is when the counterparty’s performance is complete and, therefore, these options are required to be remeasured as of each balance sheet date. The Company determined the fair value of the options using the Black-Scholes option valuation model in accordance with SFAS No. 123. Through December 31, 2005, such amount was recorded as deferred compensation and was being amortized over the vesting period of the related options, which is generally three years. Effective January 1, 2006, upon the adoption of SFAS No. 123R, the amount of deferred compensation was reclassified to additional paid-in capital.
13. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2007	2006	2005
Deferred tax assets:
Stock-based compensation and others	$4,557,000	$3,298,000	$2,165,000
Net operating loss carryforward	26,475,000	20,928,000	17,102,000

Total deferred tax assets	31,032,000	24,226,000	19,267,000
Valuation allowance for deferred tax assets	(31,032,000)	(24,226,000)	(19,267,000)

Net deferred tax assets	$—	$—	$—

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $31,032,000 as of December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is approximately $6,807,000. The effective tax rate of 0% differs from the statutory rate of 35% for all periods presented due primarily to the valuation allowance.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     As of December 31, 2007 and 2006, the Company had federal income tax net operating loss carryforwards of approximately $70,356,000 and $55,614,000, respectively. The operating loss carryforwards will expire beginning in 2019.
14. Supplemental Disclosure of Cash Flow Information
     During the year ended December 31, 2007, the Company issued warrants in connection with notes payable with an aggregate fair value of $3,139,639.
     At December 31, 2007, the Company had included in accounts payable and accrued expenses, an aggregate of $695,247 of costs incurred in connection with its initial public offering of shares of its common stock.
15. Unaudited Quarterly Financial Information
     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information.  The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30		September 30	December 31
2007
Revenues	$13,805		$194,609	$67,050	$37,345
Gross profit	6,446		167,947	49,253	23,333
Net loss	(2,277,904)		(2,762,437)	(4,164,660)	(8,862,083)
Loss per share – basic and diluted	$(0.18)		$(0.21)	$(0.31)	$(0.66)
Weighted average shares outstanding – basic and diluted	12,919,835		13,235,738	13,332,637	13,347,138

2006
Revenues	$58,870		$16,117	$31,501	$(985)
Gross profit	20,910		10,519	11,819	(10,255)
Net loss	(2,180,943)		(1,754,251)	(7,008,605)	(2,236,847)
Loss per share – basic and diluted	$(0.19)	$	(0.15)	$(0.58)	$(0.18)
Weighted average shares outstanding – basic and diluted	11,653,207		11,655,109	12,007,086	12,731,319
     During the quarters ended September 30, 2007 and December 31, 2007, the Company incurred significant research and development costs due to commencement of the Company’s MARVEL Trial. During the quarter ended December 31, 2007, we also incurred a $3 million expense related to a license fee that became due upon the commencement of the Company’s MARVEL Trial.
     During the quarter ended September 30, 2006, we recorded approximately $3.5 million of stock-based compensation and related expenses related to the issuance of common stock, stock options and stock warrants to a related party pursuant to a settlement agreement.

INDEX OF EXHIBITS
     As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002