Form 10-K/A
period 2007-12-31
BIOHEART, INC.
filed 2008-04-28
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Amendment No. 1 to
FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission File Number 001-33718
BIOHEART, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0945967 (I.R.S. Employer Identification No.)

13794 NW 4th Street, Suite 212, Sunrise, Florida (Address of principal executive offices)	33325 (Zip Code)
Registrant’s telephone number, including area code (954) 835-1500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
     On June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not listed on any exchange or quoted on any over-the-counter market. Our common stock began trading on the NASDAQ Global Market on February 19, 2008. As of April 15, 2008, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the NASDAQ Global Market as of April 15, 2008, was approximately $33.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of April 15, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of April 15, 2008 was 14,447,138.
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
     Bioheart, Inc. (“Bioheart”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that, in the Original Filing, was incorporated by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders. In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for Bioheart’s 2008 Annual Meeting of Shareholders has been deleted and (ii) the information with respect to the number of outstanding shares of Bioheart’s common stock has been updated.
     Pursuant to Rule 12b-5 under the Securities and Exchange Act of 1934, this Amendment includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 to this Amendment. Except for the exhibits referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the Original Filing.
     Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.
     “Bioheart,” “we,” “us” or “the Company” refers to Bioheart, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
     Set forth below is information regarding our executive officers and directors as of April 15, 2008.

Name	Age	Position
William M. Pinon	44	President, Chief Executive Officer and Director
Howard J. Leonhardt	46	Chairman of the Board and Chief Technology Officer
William H. Kline	63	Chief Financial Officer
Scott Bromley	46	Vice President of Public Relations
Nicholas M. Burke	36	Vice President of Financial Operations
Richard T. Spencer IV	35	Vice President of Clinical Affairs and Physician Relations
Catherine Sulawske-Guck	39	Vice President of Administration and Human Resources
Samuel S. Ahn, M.D., MBA	54	Director
Bruce Carson	44	Director
Peggy A. Farley	61	Director
David J. Gury	69	Director
William P. Murphy, Jr., M.D.	84	Director
Richard T. Spencer III	72	Director
Mike Tomas	42	Director
Linda Tufts	54	Director
Executive Officers
     William M. Pinon. Mr. Pinon was appointed as our President and Chief Executive Officer in March 2007 and as a director in June 2007. He has nearly 20 years of operational and sales experience in the cardiovascular treatment industry. Mr. Pinon spent the past four years at Cordis Corporation, a Johnson & Johnson company (Cardiology Division), where he served most recently, from May 2006 until February 2007, as Worldwide Vice President of Sales and Marketing for the cardiovascular business and the drug-eluting CYPHER® stent. In that position, he was responsible for all aspects of sales and marketing management for interventional cardiology products worldwide. He previously served, from January 2005 to April 2006, as General Manager and Vice President of the Cordis business unit, Biologics Delivery Systems, a company focused on the delivery of biologics to treat congestive heart failure. There he helped to develop the company into a fully-integrated business, and managed all aspects of sales and marketing, including profitability, company vision, and long-range strategic planning. Mr. Pinon also served, from January 2003 until December 2004, as Vice President of Commercial Operations for Cordis Cardiology, the business unit of Cordis focused on cardiovascular disease management. Prior to joining Cordis, Mr. Pinon worked for Centocor, Inc., also a Johnson & Johnson company, where he served as Executive Director of Sales for its cardiovascular business unit from August 2000 through December 2002, and before that for Boehringer Mannheim Corporation Therapeutics from March 1992 to February 1998, where he managed the congestive heart failure business. Mr. Pinon received a B.S. in Biology from the University of Oregon in 1988.

     Howard J. Leonhardt. Mr. Leonhardt is the co-founder of Bioheart. He has served as our Chairman of the Board since our incorporation in August 1999 and as our Chief Technology Officer since March 2007. Mr. Leonhardt also served as our Chief Executive Officer from our inception through March 2007 and as our Executive Chairman from March 2007 until March 2008. In 1986, Mr. Leonhardt founded World Medical Manufacturing Corporation, or World Medical, and served as its Chief Executive Officer from 1986 until December 1998 when World Medical was acquired by Arterial Vascular Engineering, Inc., or AVE. AVE was acquired by Medtronic, Inc. in January 1999. Mr. Leonhardt was the co-inventor of World Medical’s primary product, the TALENT (Taheri-Leonhardt) stent graft system. From December 1998 until June 1999, Mr. Leonhardt served as President of World Medical Manufacturing Corporation, a subsidiary of Medtronic. Scientific articles written by Mr. Leonhardt have been published in a number of publications including Techniques in Vascular and Endovascular Surgery and the Journal of Cardiovascular Surgery. Mr. Leonhardt received a diploma in International Trade from the Anoka-Hennepin Technical College, attended the University of Minnesota and Anoka-Ramsey Community College and holds an honorary Doctorate Degree in Biomedical Engineering from the University of Northern California.
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
     Scott Bromley. Mr. Bromley joined Bioheart in December 1999 and serves in a full-time capacity as our Vice President of Public Relations. From 1986 until 1998, Mr. Bromley was employed in the sales and marketing department at World Medical. In May 1986, Mr. Bromley co-founded Bromley Printing, Inc., a private printing and communications firm.
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
     Richard T. Spencer IV. Mr. Spencer has served as our Vice President of Clinical Affairs and Physician Relations since September 2004. Mr. Spencer has nine years of experience in the medical device industry, including two years, from 1997 until 1999, as Technical Support Manager of Marketing at Medtronic Vascular, Inc., a company dedicated to the treatment of vascular disease and more recently, from August 2000 until September 2004, as Product Director of Global Drug-eluting Stent Marketing for the Cordis Corporation, a Johnson & Johnson company (Cardiology Division), a cardiology concern dedicated to the treatment of coronary artery disease. Mr. Spencer received an M.B.A. from Columbia Business School in 2000, a J.D. from the University of Florida in 1997, and a B.A. in Political Science from Columbia University in 1994.

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
Board of Directors
     Samuel S. Ahn, M.D., MBA. Dr. Ahn has served as a member of our Board of Directors since January 2001. Since April 2006, Dr. Ahn has served as the President of University Vascular Associates, a medical practice, and Vascular Management Associates, a healthcare management business. From July 1986 to April 2006, Dr. Ahn served as the Professor of Surgery in the Division of Vascular Surgery at UCLA, where he was also the Director of the Endovascular Surgery Program. Dr. Ahn is a member of the board of directors of several private companies. Dr. Ahn received an M.D. from Southwestern Medical School in Dallas in 1978 and a B.A. in biology from the University of Texas in 1974. He also received an M.B.A. from the UCLA Anderson School of Management in August 2004. Dr. Ahn serves on five vascular journal editorial boards, and has published over 125 peer-reviewed manuscripts, 50 book chapters, and five textbooks, including one of the first textbooks on endovascular surgery. During the past 15 years, he has provided consulting services to over 40 biomedical companies, both new and established, and has authored over 15 patents.
     Bruce C. Carson. Mr. Carson has served as a member of our Board of Directors since January 2001. Since May 2001, Mr. Carson has served as the Vice President of Sales of FinishMaster, Inc., a privately held company specializing in the distribution of paints and products to the automotive and industrial refinishing industries. From 1987 until May 2001, Mr. Carson was President of Badger Paint Plus, Inc., a privately held distributor of paints and products, until Badger Paint Plus’ merger with FinnishMaster, Inc. Mr. Carson is co-owner of the Southern Minnesota Express Hockey Club, a member of the North American Hockey League. Mr. Carson is also the founder and President of the Athletic Performance Academy in Eden Prairie, Minnesota, a privately held athletic training facility that has specialized in sports specific training for elite athletes since August 2004.
     Peggy A. Farley. Ms. Farley has served as a member of our Board of Directors since January 2007. Ms. Farley was appointed to our Board as a representative of Ascent Medical Technology Funds. Since January 1998, Ms. Farley has served as a managing director of the general partner and co-founder of the Ascent Medical Technology Funds. She is also the President and Chief Executive Officer of Ascent Capital Management, Inc. From 1984 until 1997, Ms. Farley was Chief Executive Officer of a set of firms that she developed as the locus for investment in the United States for non-US investors, engaging in venture capital investments, identifying and conducting acquisition transactions in the United States and South Asia as well as directing the management of private and corporate assets. From 1978 to 1984, she was with Morgan Stanley & Co. Incorporated, in the International Group of the Corporate Finance Division. Prior to joining Morgan Stanley, Ms. Farley served as consultant to U.S. corporations, including Avon, Ingersoll-Rand, Citibank, and Morgan Stanley. Her career in business began in the mid-1970s in Citibank’s Athens-based Middle East and North Africa Regional Office. She received an M.A. from Columbia University in 1972 and an A.B. from Barnard College in 1970.

     David J. Gury. Mr. Gury has served as a member of our Board of Directors since July 2005. Since June 2004, Mr. Gury has served as the principal of Gury Consulting, LLC in Boca Raton, Florida. In May 1984, Mr. Gury joined Nabi Biopharmaceuticals, a publicly traded biopharmaceutical company that primarily develops products for hepatitis and transplant, gram-positive bacterial infections and nicotine addiction, as President and Chief Operating Officer. He was elected Chairman of the Board, Chief Executive Officer and President in April 1992 and served in such positions until his retirement in May 2004. Prior to joining Nabi Biopharmaceuticals, Mr. Gury was employed in various administrative and executive positions with Alpha Therapeutics Corporation, a spin off of Abbott Laboratories. Since December 2003, Mr. Gury has been a member of the board of directors of Oragenics, Inc., a publicly traded emerging biotechnology company, and was elected as Chairman in December 2004. In April 2005, Mr. Gury was appointed by Florida’s Governor Jeb Bush to serve as a Director on the Scripps Florida Funding Corporation Board. Mr. Gury received an M.B.A. from the University of Chicago in 1962 specializing in accounting and finance and an A.B. in economics from Kenyon College, Gambier, Ohio, in 1960. Mr. Gury is Chairman of the Florida Research Consortium and past Chairman and a member of BioFlorida, Florida’s independent statewide bioscience organization.
     William P. Murphy, Jr., M.D. Dr. Murphy has served as a member of our Board of Directors since June 2003. Dr. Murphy founded Small Parts, Inc., a supplier of high quality mechanical components for design engineers, in 1964 and served as its Chairman until his retirement in April 2005. Small Parts, Inc. was acquired by Amazon.com, Inc. in March 2005. From October 1999 until October 2004, Dr. Murphy served as the Chairman and Chief Executive Officer of Hyperion, Inc., a medical diagnosis company which had an involuntary bankruptcy filed against it in December 2003. Dr. Murphy is the founder of Cordis Corporation (now Cordis Johnson & Johnson) which he led as President, Chairman and Chief Executive Officer at various times during his 28 years at Cordis until his retirement in October 1985. Cordis Johnson & Johnson is a leading firm in cardiovascular instrumentation. Dr. Murphy received an M.D. in 1947 from the University of Illinois and a B.S in pre-medicine from Harvard College in 1946. He also studied physiologic instrumentation at Massachusetts Institute of Technology, or MIT. After a two year rotating internship at St. Francis Hospital in Honolulu, he became a Research Fellow in Medicine at the Peter Bent Brigham Hospital in Boston where he was the dialysis engineer on the first clinical dialysis team in the United States. He continued as an Instructor in Medicine and then a research associate in Medicine at Harvard Medical School. Dr. Murphy is the author of numerous papers and owns 17 patents. He is the recipient of a number of honors, including the prestigious Lemelson-MIT Lifetime Achievement Award, the MIT Corporate Leadership Award, the Distinguished Service Award from North American Society of Pacing and Electrophysiology, and the Jay Malina Award from the Beacon Council of Miami, Florida.
     Richard T. Spencer, III. Mr. Spencer has served as a member of our Board of Directors since December 2001. From April 1982 until July 1987, Mr. Spencer was President of the Marketing Division of Cordis Corporation (now Cordis Johnson & Johnson) and a member of its executive committee and a Vice President of Cordis Dow Corporation, a joint venture of the Dow Chemical Company and Cordis to manufacture hollow fiber dialysers and machinery for dialysis. Mr. Spencer was Chief Operating Officer and held other executive positions with World Medical from 1993 to January 1999. Mr. Spencer received a B.A. in Economics in 1959 from the University of Michigan. He has studied business theory, case studies and financial management while attending executive programs at the Stanford University School of Business, the University of Pennsylvania’s Wharton School of Business and the Clemson University School of Business. Between his University of Michigan studies and embarking on a career in healthcare, Mr. Spencer served in Europe with the U.S. Army Counter Intelligence Corps as a military intelligence analyst with top secret security clearance. Mr. Spencer is also the founder and a member of the board of directors of Viacor, Inc., a private company that is developing techniques for the percutaneous repair of heart mitral valves.

     Mike Tomas. Mr. Tomas has served as a member of our Board of Directors since April 2003. Mr. Tomas was appointed to our Board as a representative of The Astri Group. Since January 2001, Mr. Tomas has served as President of The Astri Group, an early-stage private equity investment company providing capital, business development and strategic marketing support to emerging private companies. Prior to this, Mr. Tomas was President of Apex Capital from June 2000 until January 2001, when the private equity investment company was acquired by The Astri Group. From 1984 until June 2000, Mr. Tomas was Chief Marketing Officer at Avantel-MCI, MCI Worldcom’s joint venture with Grupo Financiero Banamex. Mr. Tomas is also a member of the board of directors of several private companies. Mr. Tomas received an M.B.A. from the University of Miami in 2000 and a B.A. in Industrial Organizational Psychology from Florida International University in 1990.
     Linda Tufts. Ms. Tufts has served as a member of our Board of Directors since October 2004. Ms. Tufts was appointed to our Board as a representative of Tyco International, or Tyco. In connection with the recent spin-off of one of Tyco’s businesses into the entity now known as Covidien, Ltd., Tyco’s investment in our common stock is currently held by Covidien and Ms. Tufts serves as a representative of Covidien. Since 1989, Ms. Tufts has served as a Vice President and Partner of Fletcher Spaght, Inc. and leads its Healthcare/ Life Sciences Practice Group. Ms. Tufts is also a General Partner of Fletcher Spaght Ventures, a venture capital fund investing in emerging growth high technology and healthcare companies. Prior to joining Fletcher Spaght in 1989, Ms. Tufts was affiliated with the Sony Corporation of America as an internal consultant. From 1982 until 1988, Ms. Tufts was a manager with Bain & Company, a leading worldwide strategy consultancy. At Bain, she managed assignments in healthcare and service industries and was also a manager of Travenol Management Services, a Bain-Baxter joint program which provided consulting services to hospitals and other health providers. Before joining Bain in 1982, Ms. Tufts was a Consultant with Strategic Planning Associates, now Mercer Management Consulting. Ms. Tufts is also a member of the board of directors for several private companies. Ms Tufts received an S.M. in Management from the Sloan School of MIT in 1978 as well as an S.B. in Electrical Engineering and Computer Science and an S.B. in Humanities and Science from MIT in 1975.
Family Relationships
     Mr. Spencer, III, a member of our Board of Directors, is the father of Mr. Spencer, IV, our Vice President of Clinical Affairs and Physician Relations.
     Mr. Leonhardt, our Chairman of the Board and Chief Technology Officer, is the cousin of Scott Bromley, our Vice President of Public Relations, and the brother-in-law of Ms. Sulawske-Guck, our Vice President of Administration and Human Resources.
     Other than as set forth above, there are no family relationships among our officers and directors.
Director Appointment Rights
     Pursuant to a Stockholder Agreement, dated February 5, 2001, among us, Tyco Sigma Limited and Mr. Leonhardt, Mr. Leonhardt agreed that, for as long as he owns at least one-third of the outstanding shares of our common stock, there would either be a director designated by Tyco on the Board of Directors or that he would use commercially reasonable efforts to nominate at least one director reasonably acceptable to Tyco. In connection with the recent spin-off of one of Tyco’s businesses into the entity now known as Covidien, Ltd., Tyco’s investment in our common stock is currently held by Covidien. Ms. Tufts is Covidien’s current designee to our Board of Directors. Covidien’s director designation rights terminated upon the closing of our initial public offering on February 22, 2008.

     Pursuant to a Stockholder Agreement, dated March 31, 2003, among us, The Astri Group, LLC and Mr. Leonhardt, Mr. Leonhardt agreed that, for a period of three years from the date of the agreement, he would vote all shares owned by him and all other shares that he has the right to vote pursuant to proxies executed in his favor to elect a director designated by The Astri Group. Mr. Tomas was designated to our Board of Directors pursuant to this agreement.
     Pursuant to a Stockholder Agreement, dated August 31, 2006, among us, Ascent Medical Technology Fund II and Mr. Leonhardt, Mr. Leonhardt agreed that, for a period of three years from the first annual meeting of shareholders following the date Ascent acquires an aggregate of 390,177 shares of our common stock in accordance with the terms of the Subscription Agreement between Ascent and us, he would vote all shares owned by him and all other shares that he has the right to vote pursuant to proxies executed in his favor to elect a director designated by Ascent. In January 2007, Ms. Farley was appointed to the Board of Directors as Ascent’s designee. Ascent’s director designation rights terminated upon the closing of our initial public offering on February 22, 2008.
Shareholder Recommendations for Board Nominees
     Our Governance & Nominating Committee is tasked with, among other things, assisting the Board by identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next Annual Meeting of Shareholders.
     The Governance & Nominating Committee’s Charter provides that shareholder nominees to the Board of Directors will be evaluated using the same guidelines and procedures used in evaluating nominees nominated by other persons. In evaluating director nominees, the Governance & Nominating Committee will consider the following factors:
•	the appropriate size and the diversity of our Board;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	familiarity with national and international business matters;

•	experience in political affairs;

•	experience with accounting rules and practices;

•	whether such person qualifies as an “audit committee financial expert” pursuant to the SEC Rules;

•	appreciation of the relationship of our business to the changing needs of society; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

     In identifying director nominees, the Governance & Nominating Committee will first evaluate the current members of the Board of Directors willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service shall be considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. Generally, the Governance & Nominating Committee strives to assemble a Board of Directors that brings to us a variety of perspectives and skills derived from business and professional experience. In doing so, the Governance & Nominating Committee will also consider candidates with appropriate non-business backgrounds. If any member of the Board does not wish to continue in service or if the Governance & Nominating Committee or the Board decides not to re-nominate a member for re-election, the Governance & Nominating Committee will identify the desired skills and experience of a new nominee in light of the criteria above. Other than the foregoing, there are no specific, minimum qualifications that the Governance & Nominating Committee believes that a Committee-recommended nominee to the Board of Directors must possess, although the Governance & Nominating Committee may also consider such other factors as it may deem are in our and our shareholders’ best interests.
     In its deliberations, the Governance & Nominating Committee is aware that our Board must, within one year of the date of our initial listing on the NASDAQ Global Market, be comprised of a majority of “independent” directors, as such term is defined by the NASDAQ Marketplace Rules. The Governance & Nominating Committee also believes it appropriate for certain key members of our management to participate as members of the Board.
     The Governance & Nominating Committee and Board of Directors are polled for suggestions as to individuals meeting the criteria of the Governance & Nominating Committee. Research may also be performed to identify qualified individuals.
     There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the date of our final prospectus in connection with our initial public offering.
Audit Committee
     We do have a separately-designed standing Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended. The members of our Audit Committee include Mr. Gury, who serves as Chairperson of the Audit Committee, Dr. Murphy and Ms. Tufts. Our Board of Directors has determined that Mr. Gury and Ms. Tufts are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that Dr. Murphy does not qualify as independent under these standards.
     Pursuant to the NASDAQ Marketplace Rules and Rule 10A-3(b)(1)(iv)(A) under the Exchange Act, the Audit Committee is not required to be comprised of three independent directors until October 2, 2008, the first anniversary of the effective date of our registration statement for our initial public offering, and we are relying upon this exemption. We do not believe that our reliance on this exemption from the independence requirements materially adversely affects the ability of our Audit Committee to act independently and to satisfy the other requirements of the SEC rules with respect to audit committees of public companies.
     Our Board of Directors has determined that Mr. Gury qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Code of Ethics
     As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at http://ir.bioheartinc.com/governance.cfm.
     If we make substantive amendments to the Code of Ethics for Senior Financial Officers or the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.
     Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2007 and through the date hereof except for one late Form 4 filed by Mr. Leonhardt.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
     The primary goals of our Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives’ incentives with shareholder value creation. To achieve these goals, our Compensation Committee, with management’s input, recommends executive compensation packages to our Board of Directors that are generally based on a mix of salary, discretionary bonus and equity awards. Although our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for these executives to have equity ownership in our company to provide them with long-term incentives to build value for our shareholders. Accordingly, we generally award our executive officers, other than our Executive Chairman and Chief Technology Officer, initial option grants upon the commencement of their employment with us and ongoing option grants as circumstances warrant. Our Executive Chairman and Chief Technology Officer owns a significant percentage of our outstanding common stock and, accordingly, we believe his interests are strongly aligned with the interests of our shareholders. We intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals and value-creating milestones. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.
     We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. The Compensation Committee develops our compensation plans by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry and/or the South Florida market. We believe that the practices of this group of companies provide us with appropriate compensation benchmarks, because these companies have similar organizational structures and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from the complete group of companies, as well as a subset of the data from those companies that have a similar number of employees as our company.
     Our Compensation Committee may retain the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.
Elements of Compensation
     Our Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in the biopharmaceutical industry and/or the South Florida market. The compensation received by our executive officers consists of the following elements:
     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry and geographic market. Base salaries are reviewed at least annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In 2007, we appointed Mr. Pinon as our new Chief Executive Officer and agreed to pay him a base salary of $275,000 per year, subject to periodic adjustment. The base salaries of our other named executive officers were not adjusted in 2007.

     Discretionary Annual Bonus. In addition to base salaries, our Compensation Committee has the authority to award discretionary annual bonuses to our executive officers. In 2007, the Compensation Committee did not award any cash bonuses. In 2006, the Compensation Committee awarded discretionary cash bonuses of $1,000 to each of our executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Compensation Committee believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Compensation Committee. Each executive officer is eligible for a discretionary annual bonus up to an amount equal to 50% of such executive officer’s salary.
     The Compensation Committee continues to examine whether to adopt a more formal process for discretionary annual bonuses in 2008. If adopted, the Compensation Committee expects to utilize annual incentive bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will likely vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, development of our product candidates, identification and advancement of additional product candidates, and to financial factors such as improving our results of operations and increasing the price per share of our common stock.
     Long-Term Incentive Program. At present, our long-term compensation consists primarily of stock options. Our option grants are designed to align management’s performance objectives with the interests of our shareholders. Our Compensation Committee grants options to key executives in order to enable them to participate in the long-term appreciation of our shareholder value, while personally feeling the impact of any business setbacks, whether Company-specific or industry based. We have not adopted stock ownership guidelines, and, other than for Mr. Leonhardt, our equity benefit plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company.
     Since inception, we have granted equity awards to our executive officers through our Officers and Employees Stock Option Plan, which was adopted by our Board of Directors and shareholders to permit the grant of stock options to our officers and employees. The initial option grant made to each executive upon joining us is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the Compensation Committee considers the number of options owned by other executives in comparable positions within our company and has established stock option targets for specified categories of executives. We believe this strategy is consistent with the approach of other development stage companies in our industry and, in our Compensation Committee’s view, is appropriate for aligning the interests of our executives with those of our shareholders over the long term.
     We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and, because we have not been a public company, we have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our Compensation Committee, although our Compensation Committee does consider the recommendations of our Executive Chairman for officers other than himself.
     In 2007, we did not make any stock option grants to our named executive officers other than to our Chief Executive Officer. We granted our new Chief Executive Officer options to purchase 169,890 shares of our common stock upon the commencement of his employment in March 2007. These options have an exercise price of $8.47 per share and are scheduled to vest ratably over a four year period.

     In 2006, certain named executive officers were awarded stock options under our Officers and Employees Stock Option Plan. These equity awards included the grant of stock options and a warrant to purchase an aggregate of 471,058 shares of common stock to Mr. Bromley, our Vice President of Public Relations, pursuant to the terms of a letter agreement we entered into with Mr. Bromley in August 2006, or the Bromley Letter Agreement. Mr. Bromley was also issued 47,658 shares of our common stock pursuant to the Bromley Letter Agreement. Prior to entering the Bromley Letter Agreement, certain disputes had arisen between Mr. Bromley and us as to the number of stock options he had been awarded since he commenced his employment with us in December 1999. The shares, options and warrant granted to Mr. Bromley pursuant to the Bromley Letter Agreement were issued in settlement of any unpaid salary or other compensation for services provided to us by Mr. Bromley from December 1999 through August 2006 and in consideration for Mr. Bromley’s release of any claims he may have against us related to or arising from his employment or any compensation owed to him.
     Other Compensation. We maintain broad-based benefits that are provided to full-time employees, including health insurance, life and disability insurance, dental insurance and vision insurance. In 2006, we agreed to reimburse Mr. Bromley for federal and state income taxes he pays in connection with our issuance to him of 47,658 shares of our common stock pursuant to the terms of the Bromley Letter Agreement. The perquisite was negotiated as part of our settlement with Mr. Bromley and we do not anticipate providing similar perquisites to him or any of our executive officers on a going-forward basis.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis set forth above with management and, based upon such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this report.
THE COMPENSATION COMMITTEE
Mike Tomas, Chairperson
Bruce Carson
Peggy Farley

Summary Compensation Table
     The following table sets forth, for the fiscal years ended December 31, 2006 and December 31, 2007, the aggregate compensation awarded to, earned by or paid to Mr. Pinon and Mr. Leonhardt, both of whom served as our Chief Executive Officer in 2007, our Chief Financial Officer, and our two other most highly compensated executive officers who were serving at December 31, 2007 and whose total compensation was in excess of $100,000, or collectively, the Named Executive Officers.

		Annual Compensation		Long-Term Compensation Awards
		Salary	Bonus	Stock Awards		Option Awards		All Other
Name and Principal Position	Year	($)	($)	($)		($)(1)		Compensation ($)		Total ($)
William M. Pinon (2)	2007	220,209	—	—		226,831	(3)	—		447,040
President & Chief Executive Officer
Howard J. Leonhardt (4)	2007	150,000	—	—		—		—		150,000
Chairman of the Board and Chief Technology Officer	2006	150,000	1,000	—		—		—		151,000
William H. Kline (5)	2007	130,000	—	—		240,000	(6)	—		370,000
Chief Financial Officer	2006	50,000	1,000	—		96,000	(7)	—		147,000
Richard T. Spencer, IV	2007	129,615	—	—		69,996	(8)	—		199,611
Vice President of Clinical	2006	125,000	1,000	—		62,796	(9)	—		188,796
Affairs and Physician Relations
Scott Bromley	2007	130,000	—	—	(10)	—	(11)	—	(12)	130,000
Vice President of Public Relations	2006	130,000	1,000	366,429		2,928,000		153,000		3,578,429

(1)	Amount reflects the expensed fair value of stock options in 2007 and 2006, calculated in accordance with SFAS No. 123(R).

(2)	Mr. Pinon commenced his employment with us in March 2007.

(3)	Represents the 2007 expensed fair value of options to purchase 169,890 shares of our common stock granted March 7, 2007, with an exercise price of $8.47 per share. The options vest in four equal installments on each of March 7, 2008, March 7, 2009, March 7, 2010 and March 7, 2011.

(4)	Mr. Leonhardt served as our Chief Executive Officer during all of 2006 and from January through March 2007.

(5)	Mr. Kline commenced his employment with us in August 2006.

(6)	Represents the 2007 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010.

(7)	Represents the 2006 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010.

(8)	Includes the 2007 expensed fair value of (i) options to purchase 61,778 shares of our common stock granted October 1, 2004, with an exercise price of $5.67 per share, vesting in four equal installments on each of October 1, 2005, October 1, 2006, October 1, 2007 and October 1, 2008 and (ii) options to purchase 15,445 shares of our common stock granted April 19, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each April 19, 2007, April 19, 2008, April 19, 2009 and April 19, 2010.

(9)	Includes the 2006 expensed fair value of (i) options to purchase 61,778 shares of our common stock granted October 1, 2004, with an exercise price of $5.67 per share, vesting in four equal installments on each of October 1, 2005, October 1, 2006, October 1, 2007 and October 1, 2008 and (ii) options to purchase 15,445 shares of our common stock granted April 19, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each April 19, 2007, April 19, 2008, April 19, 2009 and April 19, 2010.

(10)	Relates to the issuance of 47,658 shares to Mr. Bromley in accordance with the terms of the Bromley Letter Agreement.

(11)	Represents the expensed fair market value of (i) options to purchase 282,635 shares of our common stock granted August 24, 2006, with an exercise price of $5.67 per share and (ii) a warrant to purchase 188,423 shares of our common stock granted August 24, 2006, with an exercise price of $5.67 per share.

(12)	Relates to amounts paid to Mr. Bromley to reimburse him for federal and state income taxes due in connection with his receipt of 47,658 shares of our common stock in accordance with the Bromley Letter Agreement.
Bromley Letter Agreement
     On August 24, 2006, we entered into the Bromley Letter Agreement with Mr. Bromley. Prior to entering into the Bromley Letter Agreement, certain disputes had arisen between Mr. Bromley and us as to the number of stock options awarded to Mr. Bromley and the amount of unpaid salary and other compensation owed to Mr. Bromley since he commenced his employment with us in December 1999. The shares, options and warrants granted to Mr. Bromley pursuant to the Bromley Letter Agreement were issued to settle the disputed items and in consideration of the officer’s release of any claims he may have against us related to arising from his employment or any compensation owed to him. Pursuant to the Bromley Letter Agreement:
•	we issued to Mr. Bromley 47,658 shares of our common stock and reimbursed him for federal and state income taxes he paid in connection with his receipt of such shares;

•	we granted to Mr. Bromley fully-vested incentive stock options to purchase 282,635 shares of our common stock at an exercise price of $5.67 per share; and

•	we granted to Mr. Bromley a fully-vested warrant to purchase 188,423 shares of our common stock at an exercise price of $5.67 per share.
     Pursuant to the Bromley Letter Agreement, we also agreed to pay Mr. Bromley an annual base salary of $130,000 for his continued provision of services as our Vice President of Public Relations. Mr. Bromley’s employment with us may be terminated by him or us at any time and for any reason. Other than this agreement, we do not have any employment agreements with any of our Named Executive Officers.

Grants of Plan Based Awards
     In 2007, the Compensation Committee approved option awards under our Officers and Employees Stock Option Plan to Mr. Pinon upon the commencement of his employment in March 2007. We did not grant any other plan-based awards to our Named Executive Officers in 2007. Our Compensation Committee has not established guidelines for the grant of plan-based awards for 2008. Set forth below is information regarding awards granted during 2007.

All Other Option
		Awards: Number of		Exercise Price of	Grant Date Fair
		Securities Underlying		Option Awards	Value of Option
Name	Grant Date	Options (#)		($/per share)	Awards ($)
William M. Pinon	March 7, 2007	169,890	(1)	8.47	1,111,000

(1)	The options vest in four equal installments on each of March 7, 2008, March 7, 2009, March 7, 2010 and March 7, 2011.
Our Stock Option Plans
     In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons.
Options Available for Issuance
     There are an aggregate of 3,088,898 shares of common stock authorized for options grants under the Plans. As of December 31, 2007, an aggregate of 895,532 shares of common stock were available for grant under the Plans. The options to be delivered under the Plans will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason such number of shares will no longer count against the shares authorized under the Plans and may again be granted under the Plans.
Material Terms of the Plans
     The Employee Plan provides for the grant of options to employees and officers, and the Director Plan provides for the grant of options to directors, consultants and certain other non-employees. Only the Employee Plan permits the granting of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended from time to time, or the Code, and both Plans permit grants of “non-qualified” options (options that are not incentive stock options). As of the date of this report, all options granted to employees under the Plans are incentive stock options and all options granted to persons other than employees are “non-qualified” options.
     The Compensation Committee determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares that may be purchased under each option and the option price, as well as other terms in their discretion. However, in no event shall an option be exercisable after the expiration of 10 years from the date of the grant of the option. In addition, no person is entitled to be granted options to purchase more than an aggregate of 370,668 shares of our common stock pursuant to the Plans. Unless otherwise provided in any option agreement, each outstanding option shall become fully exercisable in the event of a “change in control” (as such term is defined in the Plans). In connection with a liquidation of the company or any merger, reorganization or similar corporate transaction in which we are not the surviving corporation and the successor corporation does not assume our outstanding options, the Compensation Committee or Board of Directors may cancel any options that remain unexercised effective as of the closing of such transaction.
     Each option is evidenced by an option agreement. In granting options, the Compensation Committee takes into consideration the contribution the person has made to our success and such other factors as the Compensation Committee shall determine. The Plans provide for circumstances under which the options shall terminate.
     The option price per share of any option shall be any price determined by the Compensation Committee but shall not be less than the par value per share; provided, that in no event shall the option price per share of any incentive stock option be less than the “Fair Market Value” (as determined under the Plans) of the shares underlying such option on the date the option is granted.
Outstanding Equity Awards at Fiscal Year End
     The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2007.

	Number of Securities Underlying
	Unexercised Options and
	Warrants			Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)		Price ($/per share)	Date
William M. Pinon	—	169,890	(1)	8.47	03/17/17
Howard J. Leonhardt	23,167	—		5.67	12/31/11
	3,212	—		5.67	12/31/15
William H. Kline	38,612	115,833	(2)	5.67	08/07/16
Richard T. Spencer, IV	46,334	15,444	(3)	5.67	10/01/14
	309	—		5.67	12/31/15
	3,862	11,583	(4)	5.67	04/09/16
Scott Bromley	61,778	—		1.28	12/25/09
	25,947	—		5.67	12/18/10
	309	—		5.67	12/31/15
	282,635	—		5.67	08/24/16
	188,423	—		5.67	08/24/16

(1)	The options vest in four equal installments on each of March 7, 2008, March 7, 2009, March 7, 2010 and March 7, 2011.

(2)	The options vest in three equal installments on each of August 7, 2008, August 7, 2009 and August 7, 2010.

(3)	The options vest on October 1, 2008.

(4)	The options vest in three equal installments on each of April 19, 2008, April 19, 2009 and April 19, 2010.

Option Exercises
     During the 2007 fiscal year, none of our Named Executive Officers exercised any options to purchase shares of our common stock.
Pension Benefits
     We do not have any plan that provides for payments or other benefits at, following, or in connection with the retirement of any of our employees.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
     We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.
Potential Payments Upon Termination or Change-In Control
     We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.
Director Compensation
     We currently have eight non-employee directors that qualify for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase 6,178 shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred. We did not make any grants of stock options to our non-employee directors in 2007. Accordingly, in the fiscal year ended December 31, 2007, no compensation was awarded to, earned by or paid to our non-employee directors.
Compensation Committee Interlocks and Insider Participation
     During 2007, the members of our Compensation Committee include Mr. Tomas, who serves as Chairperson of the Compensation Committee, Mr. Carson and Ms. Farley. Each of Mr. Tomas, Mr. Carson and Ms. Farley continue to serve on our Compensation Committee. No member of the Compensation Committee has been an officer or employee of ours at any time. Also, none of our executive officers serves, nor served in 2006 or 2007, on the board of directors or compensation committee of a company with an executive officer serving on our Board of Directors or Compensation Committee.
     In connection with our private placement of 390,177 shares of our common stock in May 2007, we paid a fee of $150,000 to an entity affiliated with Ms. Farley. In August 2007, we also entered into a research agreement with another affiliate of Ms. Farley, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007 and the balance is expected to be paid in 2008.
     Except as described above, no person who served on our Compensation Committee in 2007 had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the beneficial ownership(1) of our common stock as of April 15, 2008, for each of our greater than 5% shareholders, directors, Named Executive Officers and by all of our directors and executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325.

			Options or
			Warrants
			Currently
			Exercisable or		Total
			Exercisable		Common
			within 60 days		Stock and
	Common		for Shares of		Common	Percentage
	Stock		Common		Stock Based	of Class
Name	(#)		Stock		Holdings	(%)(2)
Howard J. Leonhardt	4,727,571	(3)	107,927	(4)	4,835,498	33.2
William M. Pinon	—		42,473	(5)	42,473	*
William H. Kline	—		38,612	(6)	38,612	*
Richard T. Spencer, IV	5,071		54,366	(7)	59,437	*
Scott Bromley	47,658		559,092	(8)	606,750	4.0
Samuel S. Ahn, M.D., MBA	172,979		120,160	(9)	293,139	2.0
Bruce Carson	208,501		135,912	(10)	344,413	2.4
David J. Gury	9,267		12,356	(11)	21,623	*
Peggy A. Farley	509,410	(12)	—		509,410	3.5
William P. Murphy, Jr., M.D.	74,134	(13)	46,335	(14)	120,469	*
Richard T. Spencer, III	18,535		129,736	(15)	148,271	1.0
Mike Tomas	354,340	(16)	12,356	(17)	366,696	2.5
Linda Tufts	—		—		—	*
Directors and Executive Officers as a group (13 persons)	6,127,466		1,259,325		7,386,791	47.0

*	Represents less than 1% of the total number of shares of common stock outstanding.

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 15, 2008 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 15, 2008 have been exercised.

(2)	Applicable percentage ownership is based on 14,447,138 shares of Common Stock outstanding as of April 15, 2008.

(3)	Shares are directly and jointly held by Mr. Leonhardt and his spouse.

(4)	Includes (i) 26,379 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (ii) 81,548 shares issuable upon the exercise of warrants at an exercise price of $7.69 per share that are subject to exercise within 60 days. Does not include 81,547 shares issuable upon the exercise of warrants at an exercise price of $7.69 per share that are not subject to exercise within 60 days.

(5)	Consists of 42,473 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $8.47 per share. Does not include 127,417 shares issuable upon the exercise of stock options at an exercise price of $8.47 per share that are not subject to exercise within 60 days.

(6)	Consists of 38,612 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share. Does not include 115,833 shares issuable upon the exercise of stock options at an exercise price of $5.67 per share that are not subject to exercise within 60 days.

(7)	Consists of (i) 50,505 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (ii) 3,861 shares issuable upon the exercise of stock option at an exercise price of $5.67 per share that are subject to exercise within 60 days. Does not include 23,166 shares issuable upon the exercise of stock options at an exercise price of $5.67 per share that are not subject to exercise within 60 days.

(8)	Consists of (i) 61,778 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $1.28 per share, (ii) 308,891 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (iii) 188,423 shares issuable upon the exercise of a vested warrant at an exercise price of $5.67 per share.

(9)	Consists of (i) 41,701 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $2.83 per share, (ii) 72,281 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (iii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share. Does not include 27,801 shares issuable upon the exercise of warrants at an exercise price of $7.69 per share that are not subject to exercise within 60 days.

(10)	Consists of (i) 129,734 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share.

(11)	Includes (i) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share.

(12)	Includes (i) 42,010 shares over which Ms. Farley has voting power, (ii) 77,223 shares owned by Ascent Medical Technology Fund, LP, over which Ms. Farley has shared voting and investment power and (iii) 390,177 shares owned by Ascent Medical Technology Fund II, LP, over which Ms. Farley has shared voting and investment power.

(13)	Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(14)	Includes (i) 12,356 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share and (iii) 27,801 shares issuable upon the exercise of warrants at an exercise price of $7.69 per share that are subject to exercise within 60 days.

(15)	Includes (i) 67,957 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share and (iii) 55,601 shares issuable upon the exercise of warrants at an exercise price of $7.69 per share that are subject to exercise within 60 days.

(16)	Shares are held by the Astri Group, LLC, over which Mr. Tomas has shared voting and investment power.

(17)	Includes (i) 6,178 shares issuable upon the exercise of presently exercisable stock options issued in the name of the Astri Group, LLC at an exercise price of $5.67 per share, over which Mr. Tomas has shared voting and investment power and (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options issued in the name of the Astri Group, LLC at an exercise price of $7.69 per share, over which Mr. Tomas has shared voting and investment power.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Party Transactions
Bank of America Financing
     On June 1, 2007, or the Closing Date, we entered into a $5 million loan with Bank of America (the “Bank of America Loan”). The Bank of America Loan was originally scheduled to mature on January 31, 2008; however, upon the agreement of the parties, the maturity date has been extended until June 1, 2008. We did not pledge any assets to Bank of America as security for this loan.
     However, on the Closing Date, Mr. and Mrs. Leonhardt provided a $1.1 million limited personal guarantee of the Bank of America Loan and pledged securities accounts with Bank of America to back-up this limited personal guarantee. As discussed below, in October 2007, Mr. and Mrs. Leonhardt guaranteed additional portions of this loan. Two of our other directors, including Dr. William Murphy and Mr. Richard Spencer, III, or the Director Guarantors, each provided collateral on the Closing Date valued at $750,000 and $1.5 million, respectively, to secure the Bank of America Loan. In addition, one of our current shareholders, or the Shareholder Guarantor, and collectively with Mr. and Mrs. Leonhardt and the Director Guarantors referred to herein as the Guarantors, provided collateral on the Closing Date valued at $2.2 million to secure the Bank of America Loan. Each of the Director Guarantor’s and the Shareholder Guarantor’s exposure under the Bank of America Loan is or was limited to the collateral it provided to Bank of America.
     Under the terms of the Bank of America Loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date. We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while our $5 million senior loan from BlueCrest Capital is outstanding. For our benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.
     We have agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan as well as to pay them certain cash fees in connection with their provision of security for the Bank of America Loan. We have agreed to pay these amounts to the Guarantors upon our repayment in full of the BlueCrest Loan. In addition, we issued to each Guarantor warrants to purchase 3,250 shares, or the Subject Shares, of our common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the Bank of America Loan guaranteed by such Guarantor. The number of Subject Shares increased to 3,707 shares per $100,000 guaranteed on September 30, 2007. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the Bank of America Loan, we have not reimbursed the Guarantors in full for payments made by them in connection with the Bank of America Loan or paid them cash fees owed to them, the number of Subject Shares per $100,000 guaranteed will increase to 4,634, 6,178 and 9,267 shares, respectively. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued.
     On the Closing Date:
•	In exchange for the $1.1 million limited personal guarantee, we issued to Mr. and Mrs. Leonhardt a warrant to purchase an aggregate of 35,745 Subject Shares (subject to adjustment as set forth above).

•	In exchange for a pledge of collateral valued at $1.5 million, we issued to Mr. Spencer a warrant to purchase an aggregate of 48,743 Subject Shares (subject to adjustment as set forth above).

•	In exchange for the pledge of collateral valued at $750,000, we issued to Dr. Murphy a warrant to purchase an aggregate of 24,372 Subject Shares (subject to adjustment as set forth above).

•	In exchange for the pledge of collateral valued at $2.2 million, we issued to the Shareholder Guarantor a warrant to purchase an aggregate of 71,490 Subject Shares (subject to adjustment as set forth above).
     In September 2007, one of our directors, Dr. Samuel S. Ahn, and two of our current shareholders, Dan Marino and Jason Taylor, or, collectively with Dr. Ahn, the New Guarantors, agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure the Bank of America Loan. The collateral provided by the New Guarantors fully replaced the collateral originally provided by Mr. Spencer and partially replaced the collateral originally provided by Dr. Murphy. The collateral provided by Dr. Murphy now secures $400,000 of the Bank of America Loan. Our agreements with the New Guarantors are identical in all respects to our agreements with the original Guarantors as described above, except that the arrangements with the New Guarantors do not contain certain provisions included in the agreements with the original Guarantors, which have expired in accordance with their terms. In consideration for providing the collateral, we issued to the New Guarantors warrants to purchase 3,250 shares of our common stock, or the New Guarantor Subject Shares, at an exercise price of $7.69 per share for each $100,000 of principal amount of the Bank of America Loan guaranteed by such New Guarantor. The number of New Guarantor Subject Shares increased to 3,707 shares per $100,000 guaranteed on September 30, 2007. The New Guarantor Subject Shares are subject to further increase in the same amount and under the same conditions as the Subject Shares underlying the warrants issued to the original Guarantors. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued.
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
     In October 2007, Mr. and Mrs. Leonhardt agreed to provide an additional $2.2 million limited personal guarantee of the Bank of America Loan and have pledged securities accounts with Bank of America to back-up this limited personal guarantee. The additional collateral provided by Mr. and Mrs. Leonhardt fully replaced the collateral originally provided by the Shareholder Guarantor. Mr. and Mrs. Leonhardt have now personally guaranteed an aggregate of $3.3 million of the Bank of America Loan. Our agreement with Mr. and Mrs. Leonhardt with respect to the additional collateral is substantially similar to our agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, we issued to Mr. and Mrs. Leonhardt a warrant to purchase 81,547 shares of our common stock at an exercise price of $7.69 per share. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the Bank of America Loan, respectively, we have not reimbursed Mr. and Mrs. Leonhardt in full for payments made by them in connection with the Bank of America Loan, the number of shares subject to the warrant will increase to 101,934, 135,912 and 203,868, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued.

     In October 2007, we cancelled the warrant previously issued to the Shareholder Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to it a warrant to purchase 101,934 shares of our common stock at an exercise price of $7.69 per share. This new warrant does not contain the adjustment provisions discussed above.
     On the Closing Date, Mr. and Mrs. Leonhardt agreed with the Shareholder Guarantor to repay to the Shareholder Guarantor any amounts we may owe to the Shareholder Guarantor on the third anniversary of the Closing Date and, in exchange, assume the Shareholder Guarantor’s rights to be indemnified by us under the loan guarantee agreement. This agreement was terminated in October 2007 in connection with the replacement by Mr. and Mrs. Leonhardt of the collateral provided by the Shareholder Guarantor. As consideration for agreeing to assume this obligation, on the Closing Date, we issued to Mr. and Mrs. Leonhardt an additional warrant to purchase 35,745 shares, or the Put Shares, of our common stock at an exercise price of $7.69 per share. The number of Put Shares increased to 40,774 shares on September 30, 2007. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the Bank of America Loan, we have not reimbursed the Shareholder Guarantor in full for payments made by them in connection with the Bank of America Loan or paid them in cash fees owed to them, the number of Put Shares will increase to 50,967, 67,956, and 101,934 shares, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued.
Guarantees Provided By Mr. Leonhardt
     In addition to the guarantee arrangement described above, from time to time, Mr. Leonhardt has, without compensation, personally guaranteed certain of our financial obligations. As of the date of this report, he is the guarantor of our obligations under the lease for our facilities in Sunrise, Florida. He is also the guarantor of our obligations under corporate credit cards issued by Bank of America. Mr. Leonhardt does not receive any compensation for providing these guarantee services.
     Mr. Leonhardt has guaranteed Dr. Murphy, a director, the repayment of his initial $200,000 investment in the Company.
Purchase of Shares in Our Initial Public Offering
     Mr. Leonhardt purchased 114,000 shares of our common stock in our initial public offering at the offering price of $5.25 per share.
Placement Fee
     In connection with our private placement of 390,177 shares of our common stock in May 2007 pursuant to a subscription agreement executed prior to February 13, 2007, we paid to Ascent Capital Advisors, LLC, an affiliate of Ms. Farley, a fee of $150,000.
Research Fee
     In August 2007, we also entered into a research agreement with Ascent Medical Product Development Centre, Inc., an affiliate of Ms. Farley, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007 and the balance is expected to be paid in 2008.

Review of Related Party Transactions
     The Board of Directors has delegated to the Audit Committee the responsibility to review and approve all transactions or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000 and a “Related Person” (as defined in Item 404 of Regulation S-K”) has a direct or indirect material interest. Transactions that fall within this definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interests of the Company.
Director Independence
     Our Board of Directors has affirmatively determined that Ms. Farley, Mr. Gury, Mr. Tomas and Ms. Tufts meet the definition of “independent director” under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.
Board Committee Independence
     Our Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Governance & Nominating Committee.
Audit Committee
     The members of our Audit Committee include Mr. Gury, who serves as Chairperson of the Audit Committee, Dr. Murphy and Ms. Tufts. The Board of Directors has determined that each member of the Audit Committee, other than Dr. Murphy, is independent pursuant to the NASDAQ Marketplace Rules. The NASDAQ Marketplace Rules require us to have a majority of independent Audit Committee members within 90 days of the initial listing of our securities and all independent Audit Committee members within one year of the initial listing of our securities. We intend to comply with these independence requirements within the time periods specified.
Compensation Committee
     The members of our Compensation Committee include Mr. Tomas, who serves as Chairperson of the Compensation Committee, Mr. Carson and Ms. Farley. The Board of Directors has determined that each member of the Compensation Committee, other than Mr. Carson, is independent pursuant to the NASDAQ Marketplace Rules. The NASDAQ Marketplace Rules require us to have a majority of independent Compensation Committee members within 90 days of the initial listing of our securities and all independent Compensation Committee members within one year of the initial listing of our securities. We intend to comply with these independence requirements within the time periods specified.
Governance & Nominating Committee
     The members of our Governance & Nominating Committee include Ms. Farley, who serves as Chairperson of the Governance & Nominating Committee, Dr. Ahn and Mr. Tomas. The Board of Directors has determined that each member of the Governance & Nominating Committee, other than Dr. Ahn, is independent pursuant to the NASDAQ Marketplace Rules. The NASDAQ Marketplace Rules require us to have a majority of independent Governance & Nominating Committee members within 90 days of the initial listing of our securities and all independent Governance & Nominating Committee members within one year of the initial listing of our securities. We intend to comply with these independence requirements within the time periods specified.

Item 14.	Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees
     Aggregate fees billed to us for the fiscal years ended December 31, 2007 and December 31, 2006 by our independent registered public accounting firm, Grant Thornton LLP, are as follows:

Types of Fees	2007	2006
Audit Fees (1)	$388,336	$260,694
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Represents the aggregate fees billed to us by Grant Thornton during the applicable fiscal year for professional services rendered for the audit of our annual consolidated financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with consents and other services related to SEC matters, including our Registration Statement on Form S-1. The amount in 2006 includes the fees billed to us for the audit of our 2003, 2004 and 2005 consolidated financial statements. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual consolidated financial statements or the reviews of the interim financial statements.
Audit Committee Pre-Approval Policy
     Consistent with policies of the SEC regarding auditor independence, the Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee has adopted, and our Board has ratified, an Audit and Non-Audit Services Pre-Approval Policy pursuant to which the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence from us.
     Prior to engagement of the independent auditor for the next year’s audit, the independent auditor and the Chief Financial Officer submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval:
     (i) Audit Services: Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. Audit Services also include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review as well as the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting.
     (ii) Audit-Related Services: Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence related to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Services,” assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities, financial audits of employee benefit plans, agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

     (iii) Tax Services: Tax services include services such as tax compliance, tax planning and tax advice; however, the Audit Committee will not permit the retention of the independent registered public accounting firm in connection with a transaction initially recommended by the independent registered public accounting firm, the sole business purpose of which may be tax avoidance and treatment which may not be supported in the Internal Revenue Code and related regulations.
     (iv) All Other Services: All other services are those permissible non-audit services that the Audit Committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the Securities and Exchange Commission’s rules on auditor independence.
     Prior to engagement, the Audit Committee pre-approves the services and fees of the independent auditor within each of the above categories. During the year, it may become necessary to engage the independent auditor for additional services not previously contemplated as part of the engagement. In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit Committee specifically approve the services prior to the independent auditor’s commencement of those additional services. Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee may delegate the ability to pre-approve audit and non-audit services to one or more of its members provided the delegate reports any pre-approval decision to the Audit Committee at its next scheduled meeting. As of the date hereof, the Audit Committee has not delegated its ability to pre-approve audit services.
     All of the 2006 and 2007 fees paid to Grant Thornton LLP described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
     (a)(3) Exhibits

Exhibit
No.	Exhibit Description
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.
By:	/s/ William M. Pinon
William M. Pinon
President and Chief Executive Officer

Dated: April 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William M. Pinon William M. Pinon	President, Chief Executive Officer and Director	April 25, 2008
/s/ William H. Kline William H. Kline	Chief Financial Officer	April 25, 2008
/s/ Howard J. Leonhardt Howard J. Leonhardt	Chairman of the Board and Chief Technology Officer	April 25, 2008
/s/ David J. Gury David J. Gury	Director	April 25, 2008
/s/ William P. Murphy, Jr., M.D. William P. Murphy, Jr., M.D.	Director	April 25, 2008
/s/ Richard T. Spencer III Richard T. Spencer III	Director	April 25, 2008
/s/ Linda Tufts Linda Tufts	Director	April 25, 2008
/s/ Mike Tomas Mike Tomas	Director	April 25, 2008
/s/ Peggy A. Farley Peggy A. Farley	Director	April 25, 2008
/s/ Bruce Carson Bruce Carson	Director	April 25, 2008
/s/ Samuel S. Ahn, M.D. Samuel S. Ahn, M.D.	Director	April 25, 2008

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