Form 10-Q
period 2008-03-31
BIOHEART, INC.
filed 2008-05-15
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2008, there were 14,447,138 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1) Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007

2) Consolidated Statements of Operations for the three-month periods ended March 31, 2008 and 2007 (unaudited)

3) Consolidated Statement of Shareholders’ Deficit for the three-month period ended March 31, 2008 (unaudited)

4) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008 and 2007 (unaudited)

5) Notes to Consolidated Interim Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
Index to Exhibits
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,783,789	$5,492,157
Receivables	24,605	52,642
Inventory	390,074	372,054
Prepaid expenses and other current assets	2,782,159	261,030

Total current assets	7,980,627	6,177,883
Property and equipment, net	416,438	444,506
Deferred offering costs	—	3,484,070
Deferred loan costs, net	593,944	1,146,716
Other assets	68,854	71,148

Total assets	$9,059,863	$11,324,323

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,178,068	$2,134,256
Accrued expenses	4,296,348	4,511,775
Deferred revenue	485,786	547,286
Notes payable — current	6,725,374	6,671,112

Total current liabilities	13,685,576	13,864,429
Deferred rent	18,856	21,426
Note payable — long term	2,491,199	2,943,432

Total liabilities	16,195,631	16,829,287

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 50,000,000 shares authorized; 14,447,138 and 13,347,138 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	14,447	13,347
Additional paid-in capital	78,720,440	77,061,296
Deficit accumulated during the development stage	(85,870,655)	(82,579,607)

Total shareholders’ deficit	(7,135,768)	(5,504,964)

Total liabilities and shareholders’ deficit	$9,059,863	$11,324,323

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

			Cumulative
			Period from
			August 12,
			1999 (date of
	For the Three-Month Period		inception) to
	Ended March 31,		March 31,
	2008	2007	2008
	(Unaudited)		(Unaudited)
Revenues	$25,995	$13,805	$753,817
Cost of sales	3,125	7,359	317,524

Gross profit	22,870	6,446	436,293

Development revenues	61,500	—	82,000

Expenses:
Research and development	1,358,057	1,400,590	58,058,664
Marketing, general and administrative	1,072,269	877,376	23,933,157
Depreciation and amortization	45,628	46,447	480,305

Total expenses	2,475,954	2,324,413	82,472,126

Loss from operations	(2,391,584)	(2,317,967)	(81,953,833)
Interest income	33,946	40,624	750,466
Interest expense	(933,410)	(561)	(4,667,288)

Net interest (expense) income	(899,464)	40,063	(3,916,822)

Loss before income taxes	(3,291,048)	(2,277,904)	(85,870,655)
Income taxes	—	—	—

Net loss	$(3,291,048)	$(2,277,904)	$(85,870,655)

Loss per share — basic and diluted	$(0.24)	$(0.18)

Weighted average shares outstanding — basic and diluted	13,854,830	12,919,835

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$(82,579,607)	$(5,504,964)
Proceeds from initial public offering of common stock (net of offering costs of $4,327,171)	1,100,000	1,100	1,446,729	—	1,447,829
Stock-based compensation	—	—	212,415	—	212,415
Net loss	—	—	—	(3,291,048)	(3,291,048)

Balance as of March 31, 2008	14,447,138	$14,447	$78,720,440	$(85,870,655)	$(7,135,768)

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			August 12, 1999
	For the Three-Month Period Ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(3,291,048)	$(2,277,904)	$(85,870,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,628	46,447	480,305
Bad debt expense	—	—	165,000
Amortization of warrants granted in exchange for licenses and intellectual property	—	48,289	5,413,156
Amortization of warrants granted in connection with notes payable	456,540	—	2,864,217
Amortization of loan costs	159,482	—	646,021
Amortization of warrants granted in exchange for services	—	30,559	30,559
Equity instruments issued in connection with settlement agreement	—	—	3,294,429
Common stock issued in exchange for services	—	—	1,277,017
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	212,415	249,549	7,814,386
Changes in assets and liabilities
Receivables	28,037	18,611	(24,605)
Inventory	(18,020)	44,052	(390,074)
Prepaid expenses and other current assets	(2,521,129)	(172,418)	(2,782,159)
Other assets	2,294	—	(68,854)
Accounts payable	258,800	(205,959)	2,132,559
Accrued expenses and deferred rent	264,002	103,937	4,692,990
Deferred revenue	(61,500)	—	485,787

Net cash used in operating activities	(4,464,499)	(2,114,837)	(59,739,924)

Cash flows from investing activities
Acquisitions of property and equipment	(17,560)	(15,920)	(896,742)

Net cash used in investing activities	(17,560)	(15,920)	(896,742)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	4,266,581	(700,148)	1,477,758
Proceeds from private placements of common stock, net	—	1,167,285	55,675,088
Proceeds from notes payable	—	—	10,200,000
Repayment of notes payable	(397,971)	—	(983,427)
Payment of loan costs	(94,919)	—	(948,964)

Net cash provided by financing activities	3,773,691	467,137	65,420,455

Net (decrease) increase in cash and cash equivalents	(708,368)	(1,663,620)	4,783,789

Cash and cash equivalents, beginning of period	5,492,157	5,025,383	—

Cash and cash equivalents, end of period	$4,783,789	$3,361,763	$4,783,789

Disclosures of cash flow information:
Interest paid	$146,879	$561	$492,674
Income taxes paid	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Bioheart, Inc. (the “Company”) is a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. The Company’s lead product candidate is MyoCell®, an innovative clinical cell therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from the patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. The Company’s pipeline includes multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional growth factors. The Company was incorporated in Florida on August 12, 1999.
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
Interim Financial Statements
     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three-month periods ended March 31, 2008 and 2007 and its cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008 and cash flows for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2008.
Basis of Presentation
     The accompanying unaudited consolidated interim financial statements include the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.
     The accompanying unaudited consolidated interim financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC.
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
Initial Public Offering
     On February 22, 2008 (the “Closing Date”) the Company completed its initial public offering of common stock (the “IPO”) pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25, for net proceeds of approximately $1.5 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.9 million. The Company’s shares of common stock commenced trading on February 19, 2008 on the NASDAQ Global Market under the symbol “BHRT”.
     The Consolidated Statement of Cash Flows for the quarter ended March 31, 2008 reflects our receipt of approximately $4.3 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.3 million cash proceeds figure is approximately $2.8 million higher than the $1.5 million IPO net proceeds figure identified above due to our payment of $2.8 million of various offering expenses prior to the first quarter of 2008.
     The net cash proceeds from the IPO are expected to be primarily used for commencement of full-scale enrollment in a planned clinical trial of MyoCell, milestone payments due under licensing agreements, repayment of a portion of certain debt obligations and general corporate purposes. Prior to the completion of the IPO, costs related to the offering were recognized as a deferred asset when incurred and totaled approximately $3.5 million as of December 31, 2007. All such costs, including costs incurred subsequent to December 31, 2007 through completion of the IPO, were charged to paid-in capital in the quarter ended March 31, 2008.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     On the Closing Date, the Company issued to Dawson James Securities, Inc. a warrant to purchase 77,000 shares of its common stock with an exercise price of $6.5625 per share. Dawson James Securities, Inc. acted as the representative of the several underwriters of the offering. The warrant, which is not exercisable until the first anniversary of the date of issuance, expires on October 2, 2012.
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
Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets primarily consist of upfront payments under an agreement with the contract research organization that the Company is utilizing for its MARVEL clinical trial and payments on corporate insurance policies. At March 31, 2008, prepaid expenses included approximately $2.2 million in upfront payments to the contract research organization of which $1.6 million had been paid and the remainder is included in accounts payable. There were no such upfront payments included in prepaid expenses at December 31, 2007.
Deferred Loan Costs
     Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At March 31, 2008 and December 31, 2007, the Company had net deferred loan costs of $593,944 and $1,146,716, respectively. For the three months ended March 31, 2008, the Company recorded $616,022 of interest expense related to the amortization of deferred loan costs, which included $456,540 related to the fair value of warrants issued in connection with the loans.
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
Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 4,488,877 and 3,896,126 shares of common stock at March 31, 2008 and 2007, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (that is, at least annually), until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value.
     SFAS No. 157 requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
•	Level 3 – Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.
     The adoption of the applicable provisions of SFAS No. 157 did not have an effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The Company adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have an effect on the Company’s consolidated financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company adopted EITF Issue No. 07-3 effective January 1, 2008. The effect of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after January 1, 2008.
     In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently estimates the expected term for employee option grants by review of similar data from a peer group of companies as adequate historical experience is not available to provide a reasonable estimate. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants. The Company does not feel it has adequate historical data about its employees’ exercise behavior as the number of exercises has been insignificant relative to the number of grants and total options outstanding.
Future Accounting Standards
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
     On April 25, 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset in FSP No. 142-3 shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP No. 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 to have a material effect on its consolidated financial statements.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.
Reclassifications
     Beginning with this quarterly report on Form 10-Q, the Company is presenting development revenues as a separate line item in its statement of operations. The Company has reclassified amounts in the cumulative period in the statement of operations to conform to the current year presentation.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
2. Going Concern
     The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $85.9 million as of March 31, 2008. In addition, as of March 31, 2008, the Company’s current liabilities exceed current assets by $5.7 million. Current liabilities include notes payable of $6.7 million. During the quarter ended March 31, 2008, the Company generated approximately $4.3 million of cash on a net basis as a result of its IPO. However, the IPO proceeds are not expected to provide sufficient cash to support the Company’s operations through December 2008. The Company will need to secure additional sources of capital to develop its business and product candidates as planned. The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations. The Company will need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations. As such, the Company’s continuation as a going concern is uncertain. Due to the Company’s financial condition, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2007 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
     More specifically, the Addendum provided, among other things:
•	The parties agreed that the Company would issue, and the Company did issue, to the collaborative research partner a five-year warrant exercisable for 1.2 million shares of the Company’s common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Agreement, issuing 600,000 shares of the Company’s common stock and options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.80. These share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that the Company’s obligation to pay a $3 million milestone payment would be triggered upon the Company’s commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the patents instead of, as originally contemplated under the

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Agreement, upon initiation of a FDA approved human clinical trial study of such technology in the United States. This $3 million payment is included in accrued expenses as of March 31, 2008 and December 31, 2007.
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
     In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with the MyoCell SDF-1 product candidate. In exchange for the license, the Company 1) paid $250,000 upon the closing of the agreement; 2) paid $1,250,000 in 2006; 3) will pay a maintenance fee of $150,000 per year for the duration of the license starting in the second year; 4) will be required to make various milestone payments ranging from $200,000 upon the approval of an Investigational New Drug application for a licensed product by the FDA and $1,000,000 upon the first commercial sale of an FDA approved licensed product, 50% of which may be paid in the form of common stock; and 5) will pay a 5% royalty on the net sales of products and services that directly rely upon the claims of the patents for the first $300,000,000 of annual net sales and a 3% royalty for any annual net sales over $300,000,000. The royalty percentage shall be reduced by 0.5% for each 1.0% of license fees paid to any other entity. However, the royalty percentage shall not be reduced to less than 2.5%.
     In April 2006, the Company entered into an agreement to license from TriCardia, LLC various patents to be used in connection with the MyoCath® II product candidate. In exchange for the license, the Company agreed to do the following: 1) pay $100,000 upon the closing of the agreement; and 2) issue a warrant exercisable for 32,515 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant vested on a straight line basis over a 12 month period and expires on February 28, 2016. The fair value of this warrant of approximately $193,000, as determined using the Black-Scholes pricing model, was amortized to research and development expense on a straight line basis over the twelve month vesting period. The Company recorded $144,867 of expense in 2006 and the remaining $48,289 of expense in the three months ended March 31, 2007.
     In December 2006, the Company entered into an agreement with Tissue Genesis, Inc. (“Tissue Genesis”) for exclusive distribution rights to Tissue Genesis’ products and a license for various patents to be used in connection with the Bioheart Acute Cell Therapy and TGI 1200™ product candidates. In exchange for the license, the Company agreed to do the following: 1) issue 13,006 shares of the Company’s common stock at a price of $7.69 per share; and 2) issue a warrant exercisable for 1,544,450 shares of the Company’s common stock to Tissue Genesis at an exercise price of $7.69 per share, which warrant expires on December 31, 2026. This warrant shall vest in three parts as follows: i) 617,780 shares vesting only upon the Company’s successful completion of human safety testing of the licensed technology, ii) 463,335 shares vesting only upon the Company exceeding net sales of $10 million or net profit of $2 million from the licensed technology, and iii) 463,335 shares vesting only upon the Company exceeding net sales of $100 million or net profit of $20 million from the licensed technology. Since the vesting of this warrant is contingent upon the achievement of the specific milestones, the fair value of this warrant at the time the milestones are met will be expensed to research and development. In the event of an acquisition (or merger) of the Company by a third party, all unvested shares of common stock subject to the warrant shall immediately vest prior to such event. In addition, the Company will pay a 2% royalty of net sales of licensed products.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
4. Notes Payable
     The Company’s notes payable are comprised of the following:

	March 31,	December 31,
	2008	2007
Eight-month note payable. Monthly payments of principal and interest as described below	$5,000,000	$5,000,000
Three-year note payable. Monthly payments of principal and interest as described below	4,216,573	4,614,544

	9,216,573	9,614,544
Less current portion	(6,725,374)	(6,671,112)

Notes payable – long term	$2,491,199	$2,943,432

     Notes payable at March 31, 2008 mature as follows:

2008	$6,273,141
2009	1,898,960
2010	1,044,472

$9,216,573

Eight-month note payable
     On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight-month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the prime rate plus 1.5%. The prime rate was 5.25% and 7.25% at March 31, 2008 and December 31, 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. As consideration for the extension of the loan, the Company paid Bank of America a fee of $50,000. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.
     The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chairman of the Board and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chairman of the Board and his spouse, these guarantees are limited to the collateral each provided to the lender.
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
     In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased to 246,498 on September 30, 2007 as the Bank of America loan remained outstanding at that date. The additional 30,403 warrant shares had an aggregate fair value of $190,935. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded to interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the loan using the effective interest method. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.
     In September 2007, a member of the Company’s Board of Directors and two of the Company’s shareholders agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure the loan. The collateral provided by these new Guarantors fully replaced the collateral originally provided by one of the members of the Company’s Board of Directors and partially replaced the collateral originally provided by another member of the Company’s Board of Directors whose collateral now secures $400,000 of the loan. In consideration for providing the collateral, the Company issued to the new Guarantors warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such new Guarantor. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued. Warrants to purchase an aggregate of 60,118 shares of the Company’s common stock were issued to the new Guarantors. These warrants had an aggregate fair value of $380,482, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the loan using the effective interest method. In accordance with the provisions of the warrants issued to the new Guarantors, the aggregate number of shares of common stock underlying the warrants increased to 68,576 on September 30, 2007 as the Bank of America loan remained outstanding at that date. The additional 8,458 warrant shares had an aggregate fair value of $53,528, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the loan using the effective interest method. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.
     In October 2007, the Company’s Chairman of the Board and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and have pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chairman of the Board and his spouse fully replaced the collateral originally provided by one of the original Guarantors. The Company’s Chairman of the Board and his spouse have now personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s Chairman of the Board and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chairman of the Board and his spouse, warrants to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. In the event that as of the first anniversary, second anniversary and third anniversary of the closing date of the loan, respectively, the Company has not reimbursed the Company’s Chairman of the Board and his spouse in full for payments made by them in connection with the loan, the number of shares subject to the warrant will increase to 101,934, 135,912 and 203,868, respectively. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued. The fair value of the warrant was determined to be $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the loan using the effective interest method.
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
     The amount of interest expense on the principal amount of the loan for the three months ended March 31, 2008 totaled approximately $98,000. Fees payable to the Guarantors, which are recorded to interest expense, for the three months ended March 31, 2008 totaled approximately $77,000.
     The Company is seeking to extend the maturity date of the Bank of America Loan for at least an additional four-month period. As of the date of this report, discussions regarding an extension are ongoing. However, there can be no assurances that Bank of America and/or each of the Guarantors will agree to extend the maturity date as proposed.
Three-year note payable
     On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until one year following the date the warrant was issued, has a ten-year term. This warrant had a fair value of $432,635, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
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
     The amount of interest expense on the principal amount of the loan for the three months ended March 31, 2008 totaled approximately $140,000.
5. Related Party Transactions
     Pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc., the Company received an upfront payment of $103,000. As of December 31, 2007, the Company had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, the Company recorded $82,000 of the upfront payment as deferred revenue at December 31, 2007. This deferred revenue was recognized in the three months ended March 31, 2008 upon completion of the remaining cell-culturing services. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. The Company owns an 18% equity interest in Bioheart Manufacturing, Inc.
     The son of one of the Company’s directors is an officer of the Company. The amount paid to this individual as salary for the three-month periods ended March 31, 2008 and 2007 was $32,500 for each period.
     A cousin of the Company’s Chairman of the Board and Chief Technology Officer (who served as the Company’s Chief Executive Officer from inception until March 2007) is an officer of the Company. The amount paid to this individual as salary for the three-month periods ended March 31, 2008 and 2007 was $32,500 for each period. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $2,780 and $3,484 for the three-month periods ended March 31, 2008 and 2007, respectively.
     The sister-in-law of the Company’s Chairman of the Board and Chief Technology Officer is an officer of the Company. The amount paid to this individual as salary for the three-month periods ended March 31, 2008 and 2007 was $21,500 for each period.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
6. Shareholders’ Equity
     By way of a written consent, the Company’s shareholders holding a majority of its outstanding shares of common stock approved an amendment to Bioheart’s Articles of Incorporation, increasing the number of authorized shares of capital stock so that, following the reverse stock split that was effectuated on September 27, 2007, the Company has 50 million shares of common stock authorized with a par value of $0.001 per share and five million shares of preferred stock authorized with a par value of $0.001 per share.
     Commencing in 2006, the Company initiated capital raising activities through the use of a private placement. During the three-month period ended March 31, 2007, the Company raised net proceeds of approximately $1.1 million through the sale of 139,002 shares of common stock at a price of $7.69 per share to various investors.
7. Stock Options and Warrants
     In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three- or four-year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately.
     The following information applies to options outstanding and exercisable at March 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term (in years)	Value
Options outstanding at January 1, 2008	2,160,199	$5.34
Granted	1,000	$5.25
Exercised	—	—
Forfeited	(1,158)	$7.69

Options outstanding at March 31, 2008	2,160,041	$5.34	6.1	$993,476

Options exercisable at March 31, 2008	1,706,475	$4.85	5.4	$993,476

Available for grant at March 31, 2008	895,689

     The weighted average fair value of options granted during the three-month period ended March 31, 2008 was $3.34 per share.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     For the three-month period ended March 31, 2008, the Company recognized $212,415 in stock-based compensation costs of which $46,894 represents research and development expense and the remaining amount is marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of March 31, 2008, the Company had approximately $2.1 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over the next four years.
     The following information applies to options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$1.28	347,196	1.8	$1.28	347,196	$1.28
$2.83	41,701	1.9	$2.83	41,701	$2.83
$5.25 - $5.67	1,417,063	6.5	$5.67	1,214,112	$5.67
$7.69	73,507	8.4	$7.69	52,342	$7.69
$8.47	280,574	9.0	$8.47	51,124	$8.47

	2,160,041	6.1	$5.34	1,706,475	$4.85

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
     For the three-month periods ended March 31, 2008 and 2007, the fair value of each stock option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the three months ended March 31,
	2008	2007
Expected dividend yield	00.0%	00.0%
Expected price volatility	100.0%	100.0%
Risk free interest rate	3.0%	6.0%
Expected life of options in years	6.25	5.0

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In April 2008, the Company issued options to purchase an aggregate of 299,500 shares of its common stock at an exercise price of $5.25 per share. Included in this amount were stock options to purchase 35,000 shares of common stock at an exercise price of $5.25 per share issued to each non-management member of the Company’s Board of Directors. The options issued to the non-management members of the Company’s Board of Directors vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to both employees and non-employees. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. As of March 31, 2008 and December 31, 2007, the Company had warrants outstanding for the purchase of shares of the Company’s common stock of 2,328,836 and 2,251,836, respectively. The following information applies to warrants outstanding and exercisable at March 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$5.67	192,834	8.4	$5.67	192,834	$5.67
$6.56	77,000	4.5	$6.56	—	—
$7.69	2,059,002	16.4	$7.69	32,515	$7.69

	2,328,836	15.3	$7.49	225,349	$5.96

     In April 2008, the Company issued a warrant to purchase 40,000 shares of its common stock at an exercise price of $6.00 per share in settlement of pending litigation. The warrant vested immediately upon issuance and expires on the fifth anniversary of the issuance date.
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
     On October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. Pursuant to the Company’s license agreement with Dr. Law and Cell Transplants International, the Company is required to pay to Cell Transplants International a $3 million payment upon commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the patent the Company relies upon to protect its MyoCell product candidate. The Company has not yet made the $3 million payment that is now due, however the amount is included in accrued expenses as of March 31, 2008 and December 31, 2007.
Other
     The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2008, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.
9. Contingency
     The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of March 31, 2008, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $355,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of March 31, 2008 or December 31, 2007.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
10. Supplemental Disclosure of Cash Flow Information
     As of March 31, 2008 and 2007, the Company had accrued costs incurred in connection with its IPO of $29,929 and $297,288, respectively.
     Costs related to the Company’s IPO had been deferred when incurred and totaled approximately $3.5 million as of December 31, 2007. Such deferred costs were reflected as an asset on the December 31, 2007 consolidated balance sheet. All such costs, including costs incurred subsequent to December 31, 2007 through the completion of the IPO, were charged to paid-in capital in the quarter ended March 31, 2008. As of December 31, 2007, approximately $695,000 of costs incurred in connection with the IPO were included in accounts payable and accrued expenses and were paid in the quarter ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated, references in this quarterly report to “we,” “us” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission.
Cautionary Statement Regarding Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.
     The forward-looking statements in this report may include, among other things, statements about:
•	our ability to obtain additional financing;

•	our ability to meet our obligations on our outstanding indebtedness, certain of which indebtedness imposes restrictions on how we conduct our business and is secured by all of our assets except our intellectual property;

•	our ability to timely and successfully initiate and complete our clinical trials;

•	the announcement of data concerning the results of clinical trials for MyoCell®;

•	our estimates regarding future revenues and timing thereof, expenses, capital requirements and needs for additional financing;

•	our ongoing and planned discovery programs, preclinical studies and additional clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our intellectual property position.
     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in Part II, Item 1A. “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
     Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A.
Our Ability To Continue as a Going Concern
     Our independent registered public accounting firm issued its report dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of March 31, 2008 were prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Overview
     We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from the patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. The core technology used in MyoCell has been the subject of human clinical trials conducted over the last six years involving 95 enrollees and 76 treated patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We have been cleared by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007 and intend to seek to have final data available for the MARVEL Trial in the fourth quarter of 2009. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell-culturing services for treatment of patients by interventional cardiologists.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional growth factors. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
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
Share-Based Compensation
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R requires us to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under SFAS No. 123R, the fair value of stock options and other share-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.
     The fair value of share-based awards granted subsequent to January 1, 2006 is determined using the Black-Scholes valuation model and compensation expense is recognized on a straight-line basis over the vesting period of the awards. Beginning January 1, 2006, we also began recognizing compensation expense under SFAS No. 123R for the unvested portions of outstanding share-based awards previously granted under our stock option plans, over the periods these awards continue to vest. Our future share-based compensation expense will depend on the number of equity instruments granted and the estimated value of the underlying common stock at the date of grant.
     We account for certain share-based awards, including warrants, with non-employees in accordance with SFAS No. 123R and related guidance, including EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. We estimate the fair value of such awards using the Black-Scholes valuation model at each reporting period and expense the fair value over the vesting period of the share-based award, which is generally the period in which services are provided.
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
     We initially recorded payments received by us pursuant to our agreements with Advanced Cardiovascular Systems, Inc. (“ACS”), originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories, as deferred revenue. Revenues are recognized on a pro rata basis as the catheters are delivered pursuant to those agreements.
     We initially recorded payments received by us pursuant to a clinical supply agreement entered into in August 2007 with BHK, Inc. (“BHK”) as deferred revenue. Revenues are recognized on a pro rata basis as the cell-culturing services are provided and are shown in development revenues. The costs associated with earning these revenues are expensed as incurred and are included in research and development expenses in our statements of operations. In February 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which we and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. The Company owns an 18% equity interest in Bioheart Manufacturing, Inc.
Research and Development Activities
     Research and development expenditures, including payments to collaborative research partners, are charged to expense as incurred. We expense amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.
Results of Operations
Revenues
     We recognized revenues of $26,000 in the three months ended March 31, 2008 compared to revenues of $14,000 in the three months ended March 31, 2007. In both periods, all revenue was generated from the shipment of MyoCath catheters to parties other than ACS.
Development revenues
     During 2007, we received an upfront payment of $103,000 pursuant to our clinical registry supply agreement with BHK. At December 31, 2007, we had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, $82,000 of the upfront payment was recorded as deferred revenue. Of this amount, $61,500 was recognized as revenues in the three months ended March 31, 2008 upon completion of additional cell-culturing services.
Cost of Sales
     Cost of sales was $3,000 in the three months ended March 31, 2008 as compared to $7,000 in the three months ended March 31, 2007. The costs attributable to the catheters delivered in the first three months of 2008 were less than the costs attributable to the catheters delivered in the first three months of 2007.
Research and Development
     Research and development expenses were $1.4 million in the three months ended March 31, 2008 compared to $1.4 million in the three months ended March 31, 2007. Approximately $1.1 million of the expenses incurred in the three months ended March 31, 2008 relates to clinical trials, including our MARVEL and SEISMIC Trials, while approximately $258,000 relates to advanced research and business development. We expect research and development expenses to increase during 2008 as we move forward with enrollment in the MARVEL Trial. However, the timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “Liquidity-Existing Capital Resources and Future Capital Requirements” and “Item 1A. Risk Factors — We will need to secure additional financing within the next three months in order to continue to finance our operations...”.

Marketing, General and Administrative
     Marketing, general and administrative expenses were $1.1 million in the three months ended March 31, 2008 compared to $877,000 in the three months ended March 31, 2007. The increase in marketing, general and administrative expenses is primarily attributable to increases in insurance expense, legal and consulting fees and salary expense for our Chief Executive Officer hired in March 2007.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $34,000 and $41,000 in the three months ended March 31, 2008 and 2007, respectively. The decrease in interest income in the first quarter of 2008 was primarily attributable to lower interest rates in such quarter as compared to the corresponding period of 2007.
Interest Expense
     Interest expense primarily consists of interest incurred on the principal amount of our outstanding loans, accrued fees payable to the guarantors of one of the loans, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. Interest expense was $933,000 in the three months ended March 31, 2008 as compared to $561 of interest expense in the three months ended March 31, 2007.
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with interest rates of 12.85% and 6.75% (prime plus 1.5%), respectively, at March 31, 2008. Interest incurred on the principal amount of the loans and accrued fees payable to the guarantors totaled $315,000 in the three months ended March 31, 2008. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the loans totaled $616,000 in the three months ended March 31, 2008. The fair value of the warrants issued in connection with the Bank of America Loan was amortized in full in January 2008.
Liquidity and Capital Resources
     In 2008, we continued to finance our considerable operational cash needs with cash generated from financing activities.
     Net cash used in operating activities was $4.5 million in the three months ended March 31, 2008 as compared to $2.1 million of cash used in the three months ended March 31, 2007.
     Our use of cash for operations in the first three months of 2008 was primarily attributable to net losses of $3.3 million and an increase in prepaid expenses and other current assets of $2.5 million. The significant increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial.
     Partially offsetting these uses of cash were amortization of the fair value of warrants issued in connection with the BlueCrest Loan and Bank of America Loan of $457,000, an increase in accounts payable of $259,000, an increase in accrued expenses of $264,000, stock based compensation of $212,000 and amortization of deferred loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $159,000.
     Our use of cash for operations in the first three months of 2007 was primarily attributable to net losses of $2.3 million, a decrease in accounts payable of $206,000 and an increase in prepaid expenses of $172,000. Partially offsetting these uses of cash were stock based compensation of $250,000 and an increase in accrued expenses of $104,000.

     Net cash used in investing activities was $18,000 in the three months ended March 31, 2008 as compared to $16,000 in the three months ended March 31, 2007. All of the cash utilized in investing activities for the three months ended March 31, 2008 and 2007 related to our acquisition of property and equipment.
     Net cash provided by financing activities was $3.8 million during the three months ended March 31, 2008. On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.5 million.
     The Consolidated Statement of Cash Flows for the quarter ended March 31, 2008 reflects our receipt of approximately $4.3 million of “Proceeds from initial public offering of common stock, net”. The $4.3 million cash proceeds figure is approximately $2.8 million higher than the $1.5 million IPO net proceeds figure identified above due to our payment of $2.8 million of various offering expenses prior to the first quarter of 2008.
     During the three months ended March 31, 2008, we repaid $398,000 of principal on the BlueCrest Loan and paid $95,000 of costs incurred in connection with the extension of the maturity date of the Bank of America Loan.
     During the three months ended March 31, 2007, net cash provided by financing activities was $467,000. We generated $1.2 million from the sale of our common stock in private placements. This source of cash was partially offset by $700,000 related to the payment of offering costs in connection with our initial public offering.
Existing Capital Resources and Future Capital Requirements
     Our lead product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our lead product candidate until early 2009, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the private placement of our common stock, our incurrence of debt and our recently completed initial public offering of our common stock to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.
     At March 31, 2008, we had cash and cash equivalents totaling $4.8 million; however, our working capital deficit as of such date was $5.7 million. The report of our independent registered public accounting firm dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
     Provided that we continue to defer the payment of $3.0 million to Cell Transplants International (see Part II., Item 1A. “Legal Proceedings”), we project that our existing cash resources will be sufficient to finance our operations for approximately the next three months. We will need to secure additional sources of capital to develop our business and product candidates as planned. For instance, we believe our ability to enroll patients in the MARVEL Trial in accordance with our current trial schedule is contingent on our ability to secure $5.0 million of additional capital within the next month. We also believe we will need to raise approximately $10.0 — $12.0 million of funds to finance the completion of the MARVEL Trial. If we do not secure $5.0 million of additional capital within the next month, we will be required to restrict enrollment in the MARVEL Trial, which will, at a minimum, delay our projected date for completing the MARVEL Trial.

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
     We expect that our expenses and capital expenditures will increase significantly during 2008 and beyond as a result of a number of factors, including:
•	costs related to our commencement of full scale enrollment of the MARVEL Trial;

•	costs related to our continued research and development and new clinical trials with respect to our pipeline product candidates;

•	costs of applying for regulatory approvals;

•	capital expenditures to increase our research and development and cell-culturing capabilities;

•	costs associated with our addition of operational, financial and management information systems and personnel and development and protection of our intellectual property;

•	our obligations to make payments pursuant to license agreements upon achievement of certain milestones, including a $3 million payment to Cell Transplants International; and

•	costs associated with our establishment of sales and marketing capabilities to commercialize products for which we obtain regulatory approval, if any.
     The magnitude of our future expenditures and cash requirements will depend on numerous factors, including, but not limited to:
•	resolution, whether by mutual agreement or court order, of our payment obligations under the license agreement with Peter K. Law, Ph.D. and Cell Transplants International and the timing of such payments;

•	the scope, rate of scientific progress, results and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking FDA and other regulatory approvals;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	the effectiveness of commercialization activities (including the volume and profitability of any sales achieved);

•	our ability to establish additional strategic, collaborative and licensing relationships with third parties with respect to the sales, marketing and distribution of our products, research and development and other matters and the economic and other terms and timing of any such relationships;

•	the ongoing availability of funds from foreign governments to build new manufacturing facilities;

•	the costs involved in any potential litigation that may occur;

•	decisions by us to pursue the development of new product candidates or technologies or to make acquisitions or investments; and

•	the effect of competing products, technologies and market developments.
     We currently have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We will need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. We may also seek to satisfy some of our obligations to the guarantors of our Bank of America Loan through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the guarantors may not be available when we need it, or may not be available on acceptable terms. Pursuant to our underwriting agreement, dated February 19, 2008, or the Underwriting Agreement Date, with Dawson James Securities, Inc, as representative for the underwriters, we have agreed that we will not, without the consent of Dawson James Securities, Inc. issue any securities (except for shares issuable upon exercise of outstanding stock options) for 180 days following the Underwriting Agreement Date, subject to certain customary extension periods. Accordingly, our ability to obtain additional equity financing during this period is subject to our obtaining the prior agreement of Dawson James Securities, Inc. In addition, our ability to obtain additional debt financing and/or alternative arrangements with the guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in May 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional funds and/or secure alternative arrangements with the guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.
BlueCrest Loan
     On May 31, 2007, we entered into a Loan and Security Agreement with BlueCrest Capital Finance, L.P. pursuant to which they agreed to provide us a three-year, $5.0 million term loan. The transaction closed on June 1, 2007. For the first three months of the BlueCrest Loan, we were only required to make payments of interest. Commencing in October 2007, we are required to make 33 equal monthly payments of principal and interest. Interest accrues at an annual rate of 12.85%. As consideration for providing us the BlueCrest Loan, we issued to BlueCrest Capital a warrant to purchase 65,030 shares of our common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until the date that is one year following the date the warrant was issued, has a ten-year term. This warrant had a fair value of $432,635, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the BlueCrest Loan using the effective interest method. We also paid BlueCrest Capital a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
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
Bank of America Loan
     On June 1, 2007 (the “Closing Date”) we entered into a loan agreement with Bank of America pursuant to which Bank of America agreed to provide us with an eight-month, $5.0 million term loan (the “Bank of America Loan”) to be used for working capital purposes. The Bank of America Loan bears interest at the prime rate plus 1.5%. The prime rate was 5.25% as of March 31, 2008. As consideration for the Bank of America Loan, we paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the Bank of America Loan was extended until June 1, 2008. As consideration for the extension of the Bank of America Loan, we paid Bank of America a fee of $50,000. Under the terms of the Bank of America Loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.
     We did not pledge any assets to Bank of America as security for this loan. However, certain of our officers, directors and shareholders (collectively, the “Guarantors”) have provided limited personal guarantees and/or pledged collateral to secure the Bank of America Loan. More specifically, as of March 31, 2008, the Bank of America Loan is secured by:
•	a $3.3 million limited personal guarantee provided by Mr. Howard J. Leonhardt, our Chairman and Chief Technology Officer, and his spouse, which guarantee is secured by the Leonhardt’s pledge of securities accounts with Bank of America;

•	$750,000 of collateral provided by Dr. Samuel S. Ahn, who is a member of our Board of Directors;

•	$400,000 of collateral provided by Dr. William Murphy, who is a member of our Board of Directors; and

•	an aggregate of $1.1 million of collateral provided by two of our current shareholders.
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
     We are seeking to extend the maturity date of the Bank of America Loan for at least an additional four month period. As of the date of this report, discussions regarding an extension are ongoing. However, there can be no assurances that Bank of America and/or each of the Guarantors will agree to extend the maturity date as proposed.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Recent Accounting Pronouncements
     Refer to Note 1. Organization and Summary of Significant Accounting Policies in the notes to our consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited (the “Plaintiffs”) filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, we entered into a license agreement (the “Original Law License Agreement”) with Dr. Law and Cell Transplants International, the predecessor entity to Cell Transplants Asia, Limited, pursuant to which Dr. Law and Cell Transplants International granted us a license to certain patents, including the Primary MyoCell Patent (the “Law IP”). The parties executed an addendum to the Original Law License Agreement (the “License Addendum”) in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
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
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A.
     The risks and uncertainties described below and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A, are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear elsewhere in this quarterly report, you should also carefully review the cautionary statement referred to under Part I. Item 2 “Cautionary Statement Regarding Forward-Looking Statements.”
********************************
Risks Related to Our Financial Position and Potential Need for Additional Financing
We will need to secure additional financing within the next three months in order to continue to finance our operations and will need substantial additional capital to develop our business and product candidates as otherwise planned. We may be unable to secure additional capital when needed. An inability to obtain additional financing on acceptable terms could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business.
     As of March 31, 2008, we had cash and cash equivalents of $4.8 million and a working capital deficit of $5.7 million. Provided that we continue to defer our payment of $3.0 million to Dr. Law and Cell Transplants, we project that our existing cash resources will be sufficient to finance our operations for approximately the next three months. See “—We have licensed and therefore do not own the intellectual property that is critical to our business ...” in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A. We will need to secure additional sources of capital to develop our business and product candidates as planned. For instance, we believe our ability to enroll patients in the MARVEL Trial in accordance with our current trial schedule is contingent on our ability to secure $5.0 million of additional capital within the next month. We also believe we will need to raise approximately $10.0 — $12.0 million of capital to finance the completion of the

MARVEL Trial. If we do not secure $5.0 million of additional capital within the next month, we will be required to restrict enrollment in the MARVEL Trial, which will, at a minimum, delay our projected date for completing the MARVEL Trial. Unless and until we secure a total of approximately $20.0 million of financing, we intend to focus our capital resources on the advancement of the MARVEL trial and expect to seek to minimize our expenditures on other product candidates in our research and development pipeline.
     In addition, subject to obtaining regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses for product sales and marketing, manufacturing the product and/or securing commercial quantities of product from manufacturers and product distribution. We also anticipate that we will need to raise additional capital to satisfy our outstanding debt obligations and make projected payments under our license agreements.
     The extent of our need for additional capital will depend on numerous factors, including, but not limited to:
•	resolution, whether by mutual agreement or court order, of our payment obligations under the Law License Agreement and the timing of such payments;

•	the scope, rate of scientific progress, results and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking FDA and other regulatory approvals;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement for our product candidates;

•	the effectiveness of commercialization activities (including the volume and profitability of any sales achieved);

•	our ability to establish additional strategic, collaborative and licensing relationships with third parties with respect to the sales, marketing and distribution of our products, research and development and other matters and the economic and other terms and timing of any such relationships;

•	the ongoing availability of capital from foreign governments to build new manufacturing facilities;

•	the costs involved in any potential litigation that may occur;

•	decisions by us to pursue the development of new product candidates or technologies or to make acquisitions or investments; and

•	the effect of competing products, technologies and market developments.
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
     Pursuant to our underwriting agreement, dated February 19, 2008, or the Underwriting Agreement Date, with Dawson James Securities, Inc, as representative for the underwriters, we have agreed that we will not, without the consent of Dawson James Securities, Inc. issue any securities (except for shares issuable upon exercise of outstanding stock options) for 180 days following the Underwriting Agreement Date, subject to certain customary extension periods. Accordingly, our ability to obtain additional equity financing during this period is potentially subject to our obtaining the prior agreement of Dawson James Securities, Inc.

     In addition, our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in May 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “— We have a substantial amount of debt...” and “— Our outstanding indebtedness to BlueCrest Capital Finance, L.P. imposes certain restrictions...” in Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A. Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional capital and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.
     If we are unable to raise additional capital when we need it, we may be required to delay, scale back or eliminate expenditures for our development programs, curtail efforts to commercialize our product candidates or reduce the scale of our operations, any of which could adversely affect our business, financial condition, results of operations, and could even prevent us from continuing our business at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2008, we issued to two employees, stock options to purchase an aggregate of 1,000 shares of our common stock at an exercise price of $5.25 per share and an aggregate exercise price of $5,250 in unregistered transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted during the quarter ended March 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information
Supply Agreement with Bioheart Manufacturing, Inc.
     In April 2008, we entered into a Supply Agreement, effective as of February 12, 2008, with Bioheart Manufacturing, Inc., a Korean cell-culturing company of which we own an 18% equity interest. Pursuant to this Supply Agreement, we have agreed that, during the term of the agreement, we will use Bioheart Manufacturing as our exclusive provider of MyoCell cell-culturing services for procedures performed in the Republic of Korea, China, Thailand and Singapore at the lower of (i) Bioheart Manufacturing’s cost plus 50% and (ii) a contractually stipulated rate. In addition, we have agreed that we will use Bioheart Manufacturing as our exclusive provider of MyoCell cell-culturing services for procedures performed in other Asian countries, except for Japan and countries in the Middle East, until such time as we have a certified manufacturing facility in any such other country.
     Unless terminated earlier pursuant to the terms of the agreement, the Supply Agreement will terminate on December 31, 2017. Either party may terminate the Supply Agreement, for any reason and without penalty, upon 120 days written notice. In addition, either party may terminate the Supply Agreement upon the other party’s uncured material breach of the Supply Agreement, such other party’s bankruptcy or insolvency or such other party’s breach of trust in connection with the Supply Agreement or any other supply agreement between the parties. Bioheart Manufacturing has agreed that, during the term and, unless the agreement is terminated without cause or upon the other party’s bankruptcy or insolvency, for a two year period thereafter, it will not, without our consent, supply cells or cell-culturing services for use in any other cell based therapies that are competitive with our cell therapy treatments.
Distribution Agreement with BHK, Inc.
     In April 2008, we appointed BHK, Inc., the majority shareholder of Bioheart Manufacturing, as the exclusive distributor of our MyoCell product candidate in the Republic of Korea and China. Pursuant to the Distribution Agreement for each country, each of which are effective as of February 12, 2008 (the “Effective Date”), BHK has agreed to pay a contractually stipulated rate per MyoCell procedure purchased. During the term of each Distribution Agreement, BHK has agreed to purchase a minimum number of MyoCell procedures per year (the “Minimum Performance Levels”). If BHK is unable to satisfy the Minimum Performance Level for the applicable country in any year, BHK’s appointment as our distributor in such country shall become non-exclusive until such time as the Minimum Performance Level is satisfied. In addition, commencing on the date that the appropriate country regulatory authorities approve reimbursement for MyoCell, we will have the right to terminate BHK’s distribution rights if BHK fails to purchase 75% of the Minimum Performance Level for the applicable country in any year. BHK can cure such failure within a 60 day period by purchasing additional MyoCell procedures to meet the Minimum Performance Level or paying us a fee equal to the amount of gross profit we would have received if the Minimum Performance Level had been satisfied.
     In the event we seek to directly or indirectly distribute other cellular therapy based products intended to treat cardiac disease in the applicable country, pursuant to each Distribution Agreement, BHK has a right to submit a written offer to exclusively distribute the products in such country. We reserve the right to evaluate and select offers by other potential distributors and/or to not grant distribution rights to any third party with respect to such products.
     Unless terminated earlier pursuant to the terms of the agreement, each Distribution Agreement will terminate on the ten-year anniversary of the Effective Date. Notwithstanding the foregoing, each Distribution Agreement will automatically renew for an additional five year period provided BHK has satisfied the Minimum Performance Levels applicable to such country.

     Either party may terminate the applicable Distribution Agreement upon the other party’s uncured material breach of such agreement, the other party’s fraud, embezzlement, misappropriation of funds or breach of trust in connection with the applicable Distribution Agreement or any other agreement between the parties, such other party’s dissolution, bankruptcy or insolvency or if performance of the agreement becomes legally prohibited and such prohibition continues uninterrupted for a 120 day period.
     If we terminate either Distribution Agreement for any reason other than as described above, we will be required to pay BHK a termination fee for such Distribution Agreement equal to the greater of (i) 150% of the total documented amount BHK has invested through the date of termination to develop and implement a distribution system in the applicable company and (ii) 150% of the revenues BHK has received during the twelve month period preceding termination for distributing MyoCell in the applicable country.
     BHK has agreed that, during the term and, unless the agreement is terminated upon the other party’s dissolution, bankruptcy or insolvency, for a two year period thereafter, it will not, without our consent, distribute any other cell based therapies that are competitive with MyoCell in either the Republic of Korea or China.
SEISMIC Trial Results
     On April 1, 2008, we issued a press release announcing the presentation of final six-month follow-up patient data for our SEISMIC Trial at the clinical trial session at the American College of Cardiology on April 1, 2008.

Item 6. Exhibits

Exhibit
No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended.

3.2(1)	Amended and Restated Bylaws

4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant

10.1**(1)	1999 Officers and Employees Stock Option Plan

10.2**(1)	1999 Directors and Consultants Stock Option Plan

10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan

10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan

10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.

10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.

10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.

10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt

10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.

10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.

10.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.

10.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership

10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster

10.17(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***

10.18(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.

10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.20(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino

10.21(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.

10.22(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor

10.23(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

Exhibit
No.	Exhibit Description

10.24(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt

10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.26(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates management contract or compensatory plan.

***	Portions of this document have been omitted and were filed separately with the SEC on August 9, 2007 pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 5, 2007

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.
Date: May 14, 2008	By:	/s/ William H. Kline
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