Form 10-Q
period 2008-06-30
BIOHEART, INC.
filed 2008-08-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 11, 2008, there were 14,447,138 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,879,995	$5,492,157
Receivables	53,870	52,642
Inventory	375,832	372,054
Prepaid expenses and other current assets	2,328,441	261,030

Total current assets	4,638,138	6,177,883
Property and equipment, net	370,517	444,506
Deferred offering costs	—	3,484,070
Deferred loan costs, net	662,928	1,146,716
Other assets	68,854	71,148

Total assets	$5,740,437	$11,324,323

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,878,359	$2,134,256
Accrued expenses	4,436,731	4,511,775
Deferred revenue	485,786	547,286
Notes payable — current	6,781,397	6,671,112

Total current liabilities	13,582,273	13,864,429
Deferred rent	16,284	21,426
Note payable — long term	2,024,281	2,943,432

Total liabilities	15,622,838	16,829,287

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 50,000,000 shares authorized; 14,447,138 and 13,347,138 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	14,447	13,347
Additional paid-in capital	79,835,158	77,061,296
Deficit accumulated during the development stage	(89,732,006)	(82,579,607)

Total shareholders’ deficit	(9,882,401)	(5,504,964)

Total liabilities and shareholders’ deficit	$5,740,437	$11,324,323

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

					Cumulative
					Period from
					August 12,
					1999 (date of
	For the Three-Month Period		For the Six-Month Period		inception) to
	Ended June 30,		Ended June 30,		June 30,
	2008	2007	2008	2007	2008
	(Unaudited)		(Unaudited)		(Unaudited)
Revenues	$16,786	$194,609	$42,781	$208,414	$770,603
Cost of sales	4,521	26,661	7,646	34,021	322,045

Gross profit	12,265	167,948	35,135	174,393	448,558

Development revenues	15,000	—	76,500	—	97,000

Expenses:
Research and development	1,477,634	1,785,661	2,835,691	3,186,251	59,536,298
Marketing, general and administrative	1,876,442	873,300	2,948,711	1,750,676	25,809,599
Depreciation and amortization	45,921	45,780	91,549	92,226	526,226

Total expenses	3,399,997	2,704,741	5,875,951	5,029,153	85,872,123

Loss from operations	(3,372,732)	(2,536,793)	(5,764,316)	(4,854,760)	(85,326,565)
Interest income	8,256	75,157	42,202	115,781	758,722
Interest expense	(496,875)	(300,801)	(1,430,285)	(301,362)	(5,164,163)

Net interest expense	(488,619)	(225,644)	(1,388,083)	(185,581)	(4,405,441)

Loss before income taxes	(3,861,351)	(2,762,437)	(7,152,399)	(5,040,341)	(89,732,006)
Income taxes	—	—	—	—	—

Net loss	$(3,861,351)	$(2,762,437)	$(7,152,399)	$(5,040,341)	$(89,732,006)

Loss per share — basic and diluted	$(0.27)	$(0.21)	$(0.51)	$(0.39)

Weighted average shares outstanding — basic and diluted	14,447,138	13,235,738	14,150,984	13,012,328

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$(82,579,607)	$(5,504,964)
Initial public offering of common stock (net of offering costs of $4,327,171)	1,100,000	1,100	1,446,729	—	1,447,829
Stock-based compensation	—	—	1,071,546	—	1,071,546
Warrants issued in connection with notes payable	—	—	168,387	—	168,387
Warrant issued in connection with settlement agreement	—	—	87,200	—	87,200
Net loss	—	—	—	(7,152,399)	(7,152,399)

Balance as of June 30, 2008	14,447,138	$14,447	$79,835,158	$(89,732,006)	$(9,882,401)

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			August 12, 1999
	For the Six-Month Period Ended		(date of inception)
	June 30,		to June 30,
	2008	2007	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(7,152,399)	$(5,040,341)	$(89,732,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,549	92,226	526,226
Bad debt expense	—	—	165,000
Amortization of warrants granted in exchange for licenses and intellectual property	—	48,289	5,413,156
Amortization of warrants granted in connection with notes payable	561,757	155,856	2,969,434
Amortization of loan costs	257,919	50,404	744,458
Amortization of warrants granted in exchange for services	—	30,559	30,559
Equity instruments issued in connection with settlement agreement	87,200	—	3,381,629
Common stock issued in exchange for services	—	—	1,277,017
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	1,071,546	460,023	8,673,517
Changes in assets and liabilities
Receivables	(1,228)	18,965	(53,870)
Inventory	(3,779)	(32,319)	(375,833)
Prepaid expenses and other current assets	(2,067,411)	(154,429)	(2,328,441)
Other assets	2,294	—	(68,854)
Accounts payable	(22,932)	212,650	1,850,827
Accrued expenses and deferred rent	401,814	125,906	4,830,802
Deferred revenue	(61,500)	(191,214)	485,787

Net cash used in operating activities	(6,835,170)	(4,223,425)	(62,110,595)

Cash flows from investing activities
Acquisitions of property and equipment	(17,560)	(41,193)	(896,742)

Net cash used in investing activities	(17,560)	(41,193)	(896,742)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	4,236,653	(1,118,243)	1,447,829
Proceeds from private placements of common stock, net	—	4,019,242	55,675,088
Proceeds from notes payable	—	10,000,000	10,200,000
Repayment of notes payable	(808,866)	—	(1,394,322)
Payment of loan costs	(187,219)	(745,470)	(1,041,263)

Net cash provided by financing activities	3,240,568	12,155,529	64,887,332

Net (decrease) increase in cash and cash equivalents	(3,612,162)	7,890,911	1,879,995

Cash and cash equivalents, beginning of period	5,492,157	5,025,383	—

Cash and cash equivalents, end of period	$1,879,995	$12,916,294	$1,879,995

Disclosures of cash flow information:
Interest paid	$282,799	$54,477	$628,594
Income taxes paid	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements
(Unaudited)
1.	Organization and Summary of Significant Accounting Policies
Organization and Business
     Bioheart, Inc. (the “Company”) is committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Its goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations. Specific to biotechnology, the Company is focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. The Company’s lead product candidate is MyoCell®, an innovative clinical muscle-derived stem cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. The Company’s pipeline includes multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose tissue-derived stem cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells that are genetically modified to express additional potentially therapeutic growth proteins. The Company was incorporated in Florida on August 12, 1999.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three and six-month periods ended June 30, 2008 and 2007 and its cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for the three and six-month periods ended June 30, 2008 and cash flows for the six-month period ended June 30, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2008.
Basis of Presentation
     The accompanying unaudited consolidated interim financial statements include the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.
     The accompanying unaudited consolidated interim financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC.
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
Initial Public Offering
     On February 22, 2008 (the “Closing Date”) the Company completed its initial public offering of common stock (the “IPO”) pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25, for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Company’s common stock commenced trading on February 19, 2008 on the NASDAQ Global Market under the symbol “BHRT” and subsequently transferred to the NASDAQ Capital Market in June 2008.
     The Consolidated Statement of Cash Flows for the six-months ended June 30, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.79 million of various offering expenses prior to January 1, 2008.
     The net cash proceeds from the IPO have been and are expected to continue to be primarily used for commencement of full-scale enrollment in a planned clinical trial of MyoCell, milestone payments due under licensing agreements, repayment of a portion of certain debt obligations and general corporate purposes. Prior to the completion of the IPO, costs related to the offering were recognized as a deferred asset when incurred and totaled approximately $3.48 million as of December 31, 2007. All such costs, including costs incurred subsequent to December 31, 2007 through completion of the IPO, were charged to paid-in capital upon completion of the IPO in February 2008.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     On the Closing Date, the Company issued to Dawson James Securities, Inc. a warrant to purchase 77,000 shares of its common stock with an exercise price of $6.5625 per share. Dawson James Securities, Inc. acted as the representative of the several underwriters of the IPO. The warrant, which is not exercisable until the first anniversary of the date of issuance, expires on October 2, 2012.
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
Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets primarily consist of upfront payments under an agreement with the contract research organization that the Company is utilizing for its MARVEL clinical trial and payments on corporate insurance policies. At June 30, 2008, prepaid expenses included approximately $1.9 million in upfront payments to the contract research organization, of which $1.3 million had been paid and the remainder is included in accounts payable. These upfront payments will be applied as payment toward the final invoices from the contract research organization at which time the amounts will be expensed. Any unused amount will be refunded to the Company upon completion of the services. There were no such upfront payments included in prepaid expenses at December 31, 2007.
Deferred Loan Costs
     Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At June 30, 2008 and December 31, 2007, the Company had net deferred loan costs of $662,928 and $1,146,716, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded $203,655 and $206,260, respectively, of interest expense related to the amortization of deferred loan costs, which included $105,217 and $155,856, respectively, related to the fair value of warrants issued in connection with the loans. For the six months ended June 30, 2008 and 2007, the Company recorded $819,676 and $206,260, respectively, of interest expense related to the amortization of deferred loan costs, which included $561,757 and $155,856, respectively, related to the fair value of warrants issued in connection with the loans.
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
Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 4,906,532 and 4,152,932 shares of common stock at June 30, 2008 and 2007, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
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
     SFAS No. 157 requires that a Company measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
•	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
•	Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 — Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.
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
     In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants. The Company does not feel it has adequate historical data about its employees’ exercise behavior as the number of exercises has been insignificant relative to the number of grants and total options outstanding. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Reclassifications
     Beginning in 2008, the Company is presenting development revenues, primarily from paid registry trials, as a separate line item in its statement of operations. The Company has reclassified amounts in the cumulative statement of operations to conform to the current year presentation.
2.	Going Concern
     The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $89.7 million as of June 30, 2008. In addition, as of June 30, 2008, the Company’s current liabilities exceed its current assets by $8.9 million. Current liabilities include notes payable of $6.8 million. During the six months ended June 30, 2008, the Company generated approximately $4.2 million of cash on a net basis as a result of its IPO. However, the IPO proceeds are not expected to provide sufficient cash to support the Company’s operations through December 2008. The Company will need to secure additional sources of capital by the end of August 2008 to develop its business and product candidates as planned.
     The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations. The Company is seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. As part of such efforts, the Company may seek loans from certain of our executive officers, directors and/or current shareholders. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations, default on its debt obligations, file for bankruptcy or seek to sell some or all of its assets. As such, the Company’s continuation as a going concern is uncertain.
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
     During February 2000, the Company entered into a license agreement (the “Original Law License Agreement”) with Peter K. Law, Ph.D. and Cell Transplants International, pursuant to which Dr. Law and Cell Transplants International granted the Company a license to certain patents, including the patent that the Company relies upon to protect its MyoCell product candidate (the “Law IP”). In July 2000, the parties executed an addendum to the Original Law License Agreement (the “License Addendum”), the provisions of which amended a number of terms of the Original License Agreement.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     More specifically, the License Addendum provided, among other things:
•	The parties agreed that the Company would issue, and the Company did issue, to Cell Transplants International a five-year warrant exercisable for 1.2 million shares of the Company’s common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Original Law License Agreement, issuing to Cell Transplants International or Dr. Law 600,000 shares of the Company’s common stock and options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.80 per share. These share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that the Company’s obligation to pay Cell Transplants International a $3 million milestone payment would be triggered upon the Company’s commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the Law IP instead of, as originally contemplated under the Original Law License Agreement, upon initiation of an FDA approved human clinical trial study of such technology in the United States. This $3 million payment is included in accrued expenses as of June 30, 2008 and December 31, 2007.
     In addition, if the Company obtains FDA approval of a method of heart muscle regeneration utilizing the patented technology contemplated under the Original Law License Agreement, the Company will be required to pay additional consideration of $5 million. Further, if the Company produces successful commercial products that result directly from the patents contemplated under the Original Law License Agreement, the Company will be required to pay royalties of 5% from specific sales as determined in the Original Law License Agreement over the period of the patents’ useful lives.
     In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with the MyoCell SDF-1 product candidate. In exchange for the license, the Company 1) paid $250,000 upon the closing of the agreement; 2) paid $1,250,000 in 2006; 3) will pay a maintenance fee of $150,000 per year for the duration of the license starting in the second year; 4) will be required to make various milestone payments including $200,000 upon the approval of an Investigational New Drug application for a licensed product by the FDA and $1,000,000 upon the first commercial sale of an FDA approved licensed product, 50% of which may be paid in the form of common stock; and 5) will pay a 5% royalty on the net sales of products and services that directly rely upon the claims of the patents for the first $300,000,000 of annual net sales and a 3% royalty for any annual net sales over $300,000,000. The royalty percentage shall be reduced by 0.5% for each 1.0% of license fees paid to any other entity. However, the royalty percentage shall not be reduced to less than 2.5%.
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
4.	Notes Payable
     The Company’s notes payable are comprised of the following:

	June 30,	December 31,
	2008	2007
Bank of America note payable. Monthly payments of principal and interest as described below.	$5,000,000	$5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	3,805,678	4,614,544

	8,805,678	9,614,544
Less current portion	(6,781,397)	(6,671,112)

Notes payable — long term	$2,024,281	$2,943,432

Bank of America note payable
     On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight-month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the prime rate plus 1.5%. The prime rate was 5.00% and 7.25% at June 30, 2008 and December 31, 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. On June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009 provided that one of the Guarantors who has not yet signed the extension documents execute such documents by September 15, 2008. As consideration for the first extension of the loan, the Company paid Bank of America a fee of $50,000. As consideration for the second extension of the loan, the Company paid Bank of America a fee of $75,000. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.
     The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chairman and Chief Executive Officer and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chairman and Chief Executive Officer and his spouse, these guarantees are limited to the collateral each provided to the lender.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The Company and Bank of America have agreed with BlueCrest Capital Finance, L.P., the lender of the BlueCrest Loan (defined below), that the Company will not individually make any payments due under the Bank of America loan while the BlueCrest Loan is outstanding. For the Company’s benefit, the Guarantors have agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.
     The Company has agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan as well as to pay them certain cash fees in connection with their provision of security for the loan. Upon entering into the loan agreement, the Company issued to each Guarantor warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such guarantor. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued. Warrants to purchase an aggregate of 216,095 shares of common stock were issued to the Guarantors. These warrants had an aggregate fair value of $1,437,637, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method. As discussed below, certain of these Guarantors were replaced in September 2007. The unamortized fair value of the warrants issued to the guarantors that were replaced, which was previously reflected as a component of deferred loan costs, was expensed to interest expense in September 2007.
     In September 2007, a member of the Company’s Board of Directors and two of the Company’s shareholders agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure the loan. The collateral provided by these new Guarantors fully replaced the collateral originally provided by one of the members of the Company’s Board of Directors and partially replaced the collateral originally provided by another member of the Company’s Board of Directors whose collateral now secures $400,000 of the loan. In consideration for providing the collateral, the Company issued to the new Guarantors warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such new Guarantor. The warrants have a ten-year term and are not exercisable until the date that is one year following the date the warrants were issued. Warrants to purchase an aggregate of 60,118 shares of the Company’s common stock were issued to the new Guarantors. These warrants had an aggregate fair value of $380,482, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the initial term of the loan using the effective interest method.
     In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on September 30, 2007 as the Bank of America loan remained outstanding at that date. The additional 38,861 warrant shares had an aggregate fair value of $244,463. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded to interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the initial term of the loan using the effective interest method.
     In October 2007, the Company’s Chairman and Chief Executive Officer and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and have pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chairman and Chief Executive Officer and his spouse fully replaced the collateral originally provided by one of the original Guarantors.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
The Company’s Chairman and Chief Executive Officer and his spouse have now personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s Chairman and Chief Executive Officer and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chairman and Chief Executive Officer and his spouse, warrants to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued. The fair value of the warrant was determined to be $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the initial term of the loan using the effective interest method.
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
     In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on June 1, 2008 as the Bank of America loan remained outstanding at that date. The additional 78,773 warrant shares had an aggregate fair value of $168,387. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded to interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the loan using the effective interest method. In the event that as of the second anniversary and third anniversary of the closing date of the loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.
     The amount of interest expense on the principal amount of the loan for the three months ended June 30, 2008 and 2007 totaled approximately $83,000 and $41,000, respectively. The amount of interest expense on the principal amount of the loan for the six months ended June 30, 2008 and 2007 totaled approximately $181,000 and $41,000, respectively. Fees and interest payable to the Guarantors, which are recorded to interest expense, for the three months ended June 30, 2008 and 2007 totaled approximately $77,000 and $23,000, respectively. Fees and interest payable to the Guarantors for the six months ended June 30, 2008 and 2007 totaled approximately $155,000 and $23,000, respectively.
BlueCrest Capital Finance note payable
     On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital Finance, L.P. with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until one year following the date the warrant was issued, has a ten-year term. This warrant had a fair value of $432,635, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The loan may be prepaid in whole but not in part. However, the Company is subject to a prepayment penalty equal to 2% of the outstanding principal if prepaid during the second year of the loan and 1% of the outstanding principal if prepaid during the third year of the loan. As collateral to secure its repayment obligations under the loan, the Company granted BlueCrest Capital a first priority security interest in all of the Company’s assets, excluding intellectual property but including the proceeds from any sale of any of the Company’s intellectual property. The loan has certain restrictive terms and covenants including among others, restrictions on the Company’s ability to incur additional senior or pari-passu indebtedness or make interest or principal payments on other subordinate loans.
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
     The amount of interest expense on the principal amount of the loan for the three months ended June 30, 2008 and 2007 totaled approximately $127,000 and $54,000, respectively. The amount of interest expense on the principal amount of the loan for the six months ended June 30, 2008 and 2007 totaled approximately $266,000 and $54,000, respectively.
5.	Related Party Transactions
     Pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc., the Company received an upfront payment of $103,000. As of December 31, 2007, the Company had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, the Company recorded $82,000 of the upfront payment as deferred revenue at December 31, 2007. Of this amount, $61,500 was recognized in the six months ended June 30, 2008 upon completion of additional cell-culturing services. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. The Company owns an 18% equity interest in Bioheart Manufacturing, Inc.
     The son of one of the Company’s directors was an officer of the Company as of June 30, 2008. The amounts paid to this individual as salary for the three and six-month periods ended June 30, 2008 were $32,500 and $65,000, respectively. The amounts paid to this individual as salary for the three and six-month periods ended June 30, 2007 was $32,500 and $65,000, respectively. This individual’s employment with the Company terminated in July 2008.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     A cousin of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer is an officer of the Company. The amounts paid to this individual as salary for the three and six-month periods ended June 30, 2008 were $32,500 and $65,000, respectively. The amounts paid to this individual as salary for the three and six-month periods ended June 30, 2007 were $32,500 and $65,000, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $625 and $3,405 for the three and six-month periods ended June 30, 2008, respectively, and $3,600 and $7,084 for the three and six-month periods ended June 30, 2007, respectively.
     The sister-in-law of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer is an officer of the Company. The amounts paid to this individual as salary for the three and six-month periods ended June 30, 2008 were $21,500 and $43,000, respectively. The amounts paid to this individual as salary for the three and six-month periods ended June 30, 2007 were $21,500 and $43,000, respectively.
6.	Shareholders’ Equity
     In September 2007, by way of a written consent, the Company’s shareholders holding a majority of its outstanding shares of common stock approved an amendment to Bioheart’s Articles of Incorporation, increasing the number of authorized shares of capital stock so that, following the reverse stock split that was effectuated on September 27, 2007, the Company had 50 million shares of common stock authorized with a par value of $0.001 per share and five million shares of preferred stock authorized with a par value of $0.001 per share.
     On July 30, 2008, the Company’s shareholders approved an amendment to Bioheart’s Articles of Incorporation to increase the number of authorized shares of common stock to 75 million.
     Commencing in 2006, the Company initiated capital raising activities through the use of a private placement. During the six-month period ended June 30, 2007, the Company raised net proceeds of approximately $3.9 million through the sale of 529,432 shares of common stock at a price of $7.69 per share to various investors.
7.	Stock Options and Warrants
     In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four-year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The following information applies to options outstanding and exercisable at June 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term (in years)	Value
Options outstanding at January 1, 2008	2,160,199	$5.34
Granted	300,500	$5.25
Exercised	—	—
Forfeited	(1,776)	$7.69

Options outstanding at June 30, 2008	2,458,923	$5.33	6.3	$546,244

Options exercisable at June 30, 2008	2,000,720	$4.92	5.8	$546,244

Available for grant at June 30, 2008	596,807

     The weighted average fair value of options granted during the six month period ended June 30, 2008 was $2.38 per share.
     For the three-month period ended June 30, 2008, the Company recognized $859,131 in stock-based compensation costs of which $44,725 represented research and development expense and the remaining amount was marketing, general and administrative expense. For the six-month period ended June 30, 2008, the Company recognized $1,071,546 in stock-based compensation costs of which $91,619 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of June 30, 2008, the Company had approximately $1.9 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over the next four years.
     The following information applies to options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$1.28	347,196	1.5	$1.28	347,196	$1.28
$2.83	41,701	1.6	$2.83	41,701	$2.83
$5.25 - $5.67	1,716,563	6.9	$5.59	1,504,229	$5.59
$7.69	72,889	8.2	$7.69	56,290	$7.69
$8.47	280,574	8.8	$8.47	51,304	$8.47

	2,458,923	6.3	$5.33	2,000,720	$4.92

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The Company uses the Black-Scholes valuation model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. Prior to January 1, 2008, the Company estimated the expected term for stock option grants by review of similar data from a peer group of companies. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method in SAB 107 until enough historical experience is readily available to provide a reasonable estimate of the expected term for stock option grants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.
     For the three and six-month periods ended June 30, 2008 and 2007, the fair value of each stock option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	75.0%	100.0%	75.0%	100.0%
Risk free interest rate	3.3%	6.0%	3.3%	6.0%
Expected life of options in years	5.1	5.0	5.1	5.0
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to both employees and non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. As of June 30, 2008 and December 31, 2007, the Company had warrants outstanding for the purchase of shares of the Company’s common stock of 2,447,609 and 2,251,836, respectively. During the six months ended June 30, 2008, the Company issued a warrant to purchase 77,000 shares of its common stock to the representative of the several underwriters of the Company’s IPO, as discussed in Note 1 and a warrant to purchase 40,000 shares of its common stock at an exercise price of $6.00 per share in settlement of pending litigation. The warrant issued in settlement of pending litigation vested immediately upon issuance and expires on the fifth anniversary of the issuance date. In addition, as discussed in Note 4, pursuant to the terms of the agreements evidencing the warrants issued to the Guarantors of the Bank of America Loan, the number of shares of common stock subject to such warrants was increased by an aggregate of 78,773 shares as of June 1, 2008. The following information applies to warrants outstanding and exercisable at June 30, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$5.67 - $6.56	309,834	6.7	$5.93	232,834	$5.72
$7.69	2,137,775	15.8	$7.69	385,283	$7.69

	2,447,609	14.6	$7.47	618,117	$6.95

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of issuance. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The expected life of the warrants is based primarily on the contractual life of the warrants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the warrants.
     For the three and six-month periods ended June 30, 2008 and 2007, the fair value of each warrant issued, excluding the warrant to purchase 77,000 shares of the Company’s common stock issued to the representative of the several underwriters of the Company’s IPO, was estimated on the date of issuance using the following weighted-average assumptions.

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	75.0%	100.0%	75.0%	100.0%
Risk free interest rate	3.7%	6.0%	3.7%	6.0%
Expected life of warrants in years	7.8	5.0	7.8	5.0
     The weighted average fair value of warrants granted during the six month period ended June 30, 2008 was $2.15 per share.
     In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the annual meeting of shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock has been reserved for issuance under the Omnibus Plan.
8.	Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited (the “Plaintiffs”) filed a complaint against the Company and Howard J. Leonhardt, the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, the Company entered a license agreement (the “Original Law License Agreement”) with Dr. Law and Cell Transplants International, LLC, pursuant to which Dr. Law and Cell Transplants International granted the Company a license to certain patents, including the patent the Company relies upon to protect its MyoCell product candidate (the “Law IP”). The parties executed an addendum to the Original Law License Agreement (the “License Addendum”) in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
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
     The Company believes this lawsuit is without merit and intends to defend the action vigorously. The Company filed a motion to dismiss the proceeding against both the Company and Mr. Leonhardt. On July 26, 2007, the court granted the Company’s motion to dismiss Mr. Leonhardt in his individual capacity and one count of the complaint alleging a civil conspiracy. The court denied the Company’s motion to dismiss all other claims. The Company has filed and served its answer to the Plaintiff’s complaint. The Company has also asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. Trial of the action is currently scheduled for September 22, 2008.
     On July 11, 2008, the Plaintiffs filed a motion for partial summary judgment with respect to one claim of its complaint asserting that there is no material issue of fact regarding the Company’s obligation to pay the Plaintiffs $3.0 million pursuant to the provisions of the Original License Agreement, as amended by the License Addendum, which calls for such payment upon commencement of a bona fide Phase II clinical trial that utilizes the technology claimed under the Law IP with FDA approval in the United States. On October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. The Company has not yet made the $3 million payment, however the amount is included in accrued expenses as of June 30, 2008 and December 31, 2007. As discussed above, the Company has asserted various defenses and counterclaims to the Plaintiff’s claims, including the Plaintiff’s failure to honor certain contractual obligations to the Company. The Company intends to vigorously oppose the motion for partial summary judgment and demand a plenary trial of all of the claims and counterclaims asserted in the action. The Company’s response to the motion was filed on August 13, 2008. There is a risk that the Court may grant the motion, and direct entry of judgment against the Company requiring payment of the $3.0 million, plus any applicable interest. As in the past, the Company remains open to reaching a negotiated settlement of all of its disputes with the Plaintiffs. Absent such a resolution, however, the Company’s current cash reserves are not sufficient to satisfy a $3.0 million judgment. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on the Company’s financial condition, results of operations and MyoCell commercialization efforts.
     Due to the uncertainty related to these proceedings, any potential loss cannot presently be determined.
Other
     The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2008, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
9.	Contingency
     The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of June 30, 2008, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $361,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of June 30, 2008 or December 31, 2007.
10.	Supplemental Disclosure of Cash Flow Information
     As of June 30, 2007, the Company had accrued costs incurred in connection with its IPO of $174,910.
     Costs related to the Company’s IPO had been deferred when incurred and totaled approximately $3.5 million as of December 31, 2007. Such deferred costs were reflected as an asset on the December 31, 2007 consolidated balance sheet. All such costs, including costs incurred subsequent to December 31, 2007 through the completion of the IPO, were charged to paid-in capital in 2008. As of December 31, 2007, approximately $695,000 of costs incurred in connection with the IPO were included in accounts payable and accrued expenses and were paid in 2008.
11.	Subsequent Event
     In July 2008, the Company announced it entered into a non-binding letter of intent to acquire Medicalgorithmics, Ltd. and the worldwide rights to the POCKET ECG, a real-time wireless beat-to-beat, intelligent heart monitor and diagnostic system, designed for long-term, fully-automated electrocardiogram (ECG) arrhythmia analysis. Under the terms of the non-binding letter of intent, both companies are expected to conduct their due diligence review within 60-90 days of executing the letter of intent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated, references in this quarterly report to “we,” “us” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission.
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
Our Ability To Continue as a Going Concern
     Our independent registered public accounting firm issued its report dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of June 30, 2008 were prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As of July 31, 2008, we had cash and cash equivalents of approximately $620,000. If we continue to defer approximately $1.0 million of payables and continue to defer our payment of $3.0 million to Cell Transplants International, we project that our existing cash resources will be sufficient to finance our operations through the end of August 2008. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing by the end of August 2008...”
Overview
     We are committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Our goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations. Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical muscle-derived stem cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We have been cleared by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell-culturing services for treatment of patients by interventional cardiologists.
     In July 2008, we announced that we secured worldwide non-exclusive distribution rights to the Bioheart 3370 Heart Failure Monitor, an interactive and simple-to-use at-home intelligent device designed specifically to improve available healthcare to patients outside hospitals who are suffering from heart failure. The device, manufactured by RTX Healthcare A/S (Denmark), has 510(k) market clearance from the U.S. Food and Drug Administration for marketing in the United States and CE mark approval for marketing in Europe and other countries that follow this mark. The compact Bioheart 3370 Heart Failure Monitor engages patients through personalized daily interactions and questions, while collecting vital signs and transmitting the information directly into a database. The data are regularly monitored by a remotely located medical professional, who watches for any abnormal readings that may signal a change in the patient’s health status. These changes are reported back to the treating physician.

     In July 2008, we announced that we entered into a non-binding letter of intent to acquire Medicalgorithmics, Ltd. and the worldwide rights to the POCKET® ECG, a real-time wireless beat-to-beat, intelligent heart monitor and diagnostic system, designed for long-term, fully-automated electrocardiogram (ECG) arrhythmia analysis. The device, manufactured by Medicalgorithmics, recently received CE mark approval for marketing throughout Europe. Under the terms of the non-binding letter of intent, both companies are expected to conduct their due diligence review within 60-90 days of entering into the letter of intent.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with TGI 1200™ tissue processing system, and MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional potentially therapeutic growth proteins. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200™, had been seeking 510(k) approval of the TGI 1200™ for laboratory use from the FDA. Tissue Genesis was recently informed by the FDA that it does not believe the use of the TGI 1200™ as a laboratory device is eligible for the 510(k) regulatory pathway. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued for the TGI 1200™ device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
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
Results of Operations
Revenues
     We recognized revenues of $17,000 in the three months ended June 30, 2008 compared to revenues of $195,000 in the three months ended June 30, 2007. Our revenue in the three months ended June 30, 2008 was generated from the sale of MyoCath catheters to parties other than ACS. In the three months ended June 30, 2007, we delivered 30 MyoCath catheters to ACS pursuant to our agreement with them. In connection with these shipments, we recognized $191,000 of revenue.
     We recognized revenues of $43,000 in the six months ended June 30, 2008 compared to revenues of $208,000 in the six months ended June 30, 2007. Our revenue in the six months ended June 30, 2008 was generated from the sale of MyoCath catheters to parties other than ACS. In the six months ended June 30, 2007, we delivered 30 MyoCath catheters to ACS pursuant to our agreement with them. In connection with these shipments, we recognized $191,000 of revenue. In the 2007 period, we also recognized revenue of $17,000 from the shipment of MyoCath catheters to parties other than ACS.

Development revenues
     We recognized development revenues of $15,000 in the three months ended June 30, 2008 from a paid registry trial in Switzerland. We did not recognize any development revenues in the three months ended June 30, 2007.
     During the six months ended June 30, 2008, we recognized development revenues of $76,500. During 2007, we received an upfront payment of $103,000 pursuant to our clinical registry supply agreement with BHK. At December 31, 2007, we had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, $82,000 of the upfront payment was recorded as deferred revenue. Of this amount, $61,500 was recognized as revenues in the six-months ended June 30, 2008 upon completion of additional cell-culturing services. During the six months ended June 30, 2008, we also generated $15,000 from a paid registry trial in Switzerland. We did not recognize any development revenues in the six months ended June 30, 2007.
Cost of Sales
     Cost of sales was $5,000 in the three months ended June 30, 2008 as compared to $27,000 in the three months ended June 30, 2007. Cost of sales was $8,000 in the six months ended June 30, 2008 as compared to $34,000 in the six months ended June 30, 2007. The cost per catheter delivered to parties other than ACS in the three and six months ended June 30, 2008 was less than the cost per catheter delivered in the three and six months ended June 30, 2007. In addition, a portion of the catheters sold in the six months ended June 30, 2008 had no inventory cost as they had been written off in prior years.
Research and Development
     Research and development expenses were $1.5 million in the three months ended June 30, 2008, a decrease of $300,000 from research and development expenses of $1.8 million in the three months ended June 30, 2007. The decrease is primarily attributable to a reduction in costs related to our SEISMIC and MYOHEART Trials, which was partially offset by an increase in costs related to our MARVEL Trial and advanced research and business development. Of the expenses incurred in the three months ended June 30, 2008, approximately $719,000 related to our MARVEL Trial and approximately $129,000 related to our SEISMIC and MYOHEART Trials.
     Research and development expenses were $2.8 million in the six months ended June 30, 2008, a decrease of $400,000 from research and development expenses of $3.2 million in the six months ended June 30, 2007. The decrease is primarily attributable to a reduction in the amount of sponsored research and a reduction in costs related to our SEISMIC and MYOHEART Trials, which were partially offset by an increase in costs related to our MARVEL Trial. Of the expenses incurred in the six months ended June 30, 2008, approximately $1.1 million related to our MARVEL Trial and approximately $316,000 related to our SEISMIC and MYOHEART Trials.
     We expect research and development expenses to increase during 2008 as we move forward with enrollment in the MARVEL Trial. However, the timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing by the end of August 2008...”

Marketing, General and Administrative
     Marketing, general and administrative expenses were $1.9 million in the three months ended June 30, 2008, an increase of $1.0 million from marketing, general and administrative expenses of $873,000 in the three months ended June 30, 2007. The increase in marketing, general and administrative expenses is primarily attributable to an increase in stock-based compensation of approximately $670,000. During the three months ended June 30, 2008, we also experienced an increase in legal, insurance and consulting fees subsequent to the completion of our IPO in February 2008.
     Marketing, general and administrative expenses were $2.9 million in the six months ended June 30, 2008, an increase of $1.1 million from marketing, general and administrative expenses of $1.8 million in the six months ended June 30, 2007. The increase in marketing, general and administrative expenses is primarily attributable to an increase in stock-based compensation of approximately $740,000. During the six months ended June 30, 2008, we also experienced an increase in legal, insurance and consulting fees subsequent to the completion of our IPO in February 2008.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $8,000 and $42,000 in the three and six months ended June 30, 2008, respectively, compared to interest income of $75,000 and $116,000 in the three and six months ended June 30, 2007, respectively. The decrease in interest income for the periods was primarily attributable to lower cash balances and lower interest rates earned in the three and six months ended June 30, 2008 as compared to the corresponding periods of 2007.
Interest Expense
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with interest rates of 12.85% and 6.50% (prime plus 1.5%), respectively, at June 30, 2008. Interest expense primarily consists of interest incurred on the principal amount of these loans, accrued fees payable to the guarantors of the Bank of America Loan, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The fair value of the warrants originally issued in connection with the Bank of America Loan was amortized by the end of January 2008.
     Interest expense was $497,000 and $1.4 million in the three and six months ended June 30, 2008, respectively, compared to interest expense of $301,000 in the three and six months ended June 30, 2007. The increase in interest expense between these periods is primarily attributable to the length of time that the BlueCrest Loan and Bank of America Loan were outstanding during such periods.
     Interest incurred on the principal amount of the loans and accrued fees payable to the guarantors totaled $288,000 in the three months ended June 30, 2008. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the loans totaled $204,000 in the three months ended June 30, 2008.
     Interest incurred on the principal amount of the loans and accrued fees payable to the guarantors totaled $603,000 in the six months ended June 30, 2008. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the loans totaled $820,000 in the six months ended June 30, 2008.

Liquidity and Capital Resources
     In 2008, we continued to finance our considerable operational cash needs with cash generated from financing activities.
     Net cash used in operating activities was $6.8 million in the six months ended June 30, 2008 as compared to $4.2 million of cash used in the six months ended June 30, 2007.
     Our use of operating cash in the six months ended June 30, 2008 reflected a net loss generated during the period of $7.2 million, adjusted for non-cash items such as share-based compensation of $1.2 million, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $562,000 and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $258,000. An increase in prepaid and other current assets of $2.1 million also contributed to our use of operating cash during the six months ended June 30, 2008. The significant increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash was an increase in accrued expenses of $402,000.
     Our use of cash for operations in the six months ended June 30, 2007 was primarily attributable to net losses of $5.0 million, adjusted for non-cash items such as share-based compensation of $491,000 and amortization of the fair value of warrants issued in connection with the BlueCrest Loan and Bank of America Loan of $156,000. A decrease in deferred revenue of $191,000 and an increase in prepaid expenses and other current assets of $154,000 also contributed to our use of operating cash during the six months. Partially offsetting these uses of cash were an increase in accounts payable of $213,000 and an increase in accrued expenses of $126,000.
     Net cash used in investing activities was $18,000 in the six months ended June 30, 2008 as compared to $41,000 in the six months ended June 30, 2007. All of the cash utilized in investing activities for the six months ended June 30, 2008 and 2007 related to our acquisition of property and equipment.
     Net cash provided by financing activities was $3.2 million in the six months ended June 30, 2008. On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.45 million. The Consolidated Statement of Cash Flows for the six months ended June 30, 2008 reflects our receipt of approximately $4.24 million of “Proceeds from initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.79 million of various offering expenses prior to January 1, 2008.
     During the six months ended June 30, 2008, we repaid $809,000 of principal on the BlueCrest Loan and paid $187,000 of costs incurred in connection with the extensions of the maturity date of the Bank of America Loan.
     Net cash provided by financing activities was $12.2 million in the six months ended June 30, 2007. In June 2007, we borrowed funds pursuant to both the BlueCrest Loan and the Bank of America Loan, each in the principal amount of $5.0 million. We also generated $4.0 million from our issuance of common stock. These sources of cash were partially offset by $1.1 million related to the payment of offering costs related to our IPO and $745,000 related to the payment of costs incurred in connection with obtaining the BlueCrest Loan and Bank of America Loan.

Existing Capital Resources and Future Capital Requirements
     Our lead product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our lead product candidate until 2009, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the private placement of our common stock, our incurrence of debt and our IPO of our common stock in February 2008 to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.
     At June 30, 2008, we had cash and cash equivalents totaling $1.9 million; however, our working capital deficit as of such date was $8.9 million. The report of our independent registered public accounting firm dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
     As of July 31, 2008, we had cash and cash equivalents of approximately $620,000. If we continue to defer approximately $1.0 million of payables and continue to defer our payment of $3.0 million to Cell Transplants International (see Part II., Item 1A. “Legal Proceedings”), we project that our existing cash resources will be sufficient to finance our operations through the end of August 2008.
     We currently have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.
     If we are unable to defer the payments discussed above and secure additional financing by the end of August 2008, we may be forced to:
•	curtail or abandon our existing business plan,

•	reduce our headcount;

•	default on our debt obligations under the BlueCrest Loan;

•	file for bankruptcy;

•	seek to sell some or all of our assets; and/or

•	cease our operations.
     Our ability to continue to enroll patients in the MARVEL Trial in accordance with our current trial schedule is contingent on our ability to secure $5.0 million of additional capital by the end of August 2008. If we do not secure $5.0 million of additional capital by the end of August 2008, we anticipate that we will be required to suspend the MARVEL Trial or more significantly defer the enrollment and treatment of patients in the MARVEL Trial. Such actions will, at a minimum, delay our projected date for completing the MARVEL Trial. Since our inception, we have invested a significant portion of our efforts and financial resources in MyoCell, and depend heavily on its success. The MARVEL Trial is our only ongoing clinical trial of MyoCell and a suspension of this trial will delay, potentially significantly, our proposed timeline for seeking regulatory approval of and commercializing MyoCell. If the MARVEL Trial is terminated for any reason, we believe we will be able to recover a significant portion of the $1.3 million in downpayments made under the agreement with the contract research organization that we are utilizing for the MARVEL Trial.

     In the event of an uncured default of the BlueCrest Loan, the agreement provides that all amounts owed to BlueCrest Capital are immediately due and payable and that BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. In such event, BlueCrest Capital could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business. In the event we are forced to file for bankruptcy protection, among other things, our license agreement with the Cleveland Clinic with respect to the intellectual property related to our MyoCell with SDF-1 product candidate indicates that it will automatically terminate.
     Pursuant to our underwriting agreement, dated February 19, 2008, or the Underwriting Agreement Date, with Dawson James Securities, Inc., as representative for the underwriters, we have agreed that we will not, without the consent of Dawson James Securities, Inc. issue any securities (except for shares issuable upon exercise of outstanding stock options) for 180 days following the Underwriting Agreement Date, subject to certain customary extension periods. Accordingly, our ability to obtain additional equity financing during this period is potentially subject to our obtaining the prior agreement of Dawson James Securities, Inc.
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
     If we enter into loan agreements with our executive officers, directors, and/or shareholders, although our Audit Committee will be required to approve the terms of any such transaction, there can be no assurances that these arrangements will be advantageous to us, that conflicts of interest will not arise with respect to such transactions, or that if such conflicts arise, they will be resolved in a manner favorable to us.
     If we raise additional capital and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those newly issued securities may be issued at prices that are a significant discount to current and/or then prevailing market prices. In addition, any such newly issued securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.
BlueCrest Loan
     On May 31, 2007, we entered into a Loan and Security Agreement with BlueCrest Capital Finance, L.P. pursuant to which they agreed to provide us a three-year, $5.0 million term loan. The transaction closed on June 1, 2007. The first three months of the BlueCrest Loan required payment of interest only with equal principal and interest payments over the remaining 33 months. Interest accrues at an annual rate of 12.85%. As consideration for the loan, we issued to BlueCrest Capital a warrant to purchase 65,030 shares of our common stock at an exercise price of $7.69 per share. The warrant, which is not exercisable until one year following the date the warrant was issued, has a ten-year term. This warrant had a fair value of $432,635, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the BlueCrest Loan using the effective interest method. We also paid BlueCrest Capital a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.

     We may voluntarily prepay the BlueCrest Loan in whole but not in part. However, we are subject to a prepayment penalty equal to 2% of the outstanding principal if prepaid during the second year of the loan and 1% of the outstanding principal if prepaid during the third year of the loan. As collateral to secure our repayment obligations to BlueCrest Capital, we have granted them a first priority security interest in all of our assets, excluding our intellectual property but including the proceeds from any sale of any of our intellectual property.
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

     In the event of an uncured event of default under the BlueCrest Loan, all amounts owed to BlueCrest Capital are immediately due and payable and BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. Events of default include, among others, our failure to timely make payments of principal when due, our uncured failure to timely pay any other amounts owing to BlueCrest Capital under the Loan and Security Agreement, our material breach of the representations and warranties contained in the Loan and Security Agreement, any material misstatement in any financial statement, report or certificate delivered under the Loan and Security Agreement, our uncured breach of any filing of a notice of lien with respect to any of the collateral securing the BlueCrest Loan, the entry of a money judgment against us in excess of $100,000, a change of control of the Company, the entry of a court order that prevents us from conducting all or any material part of our business and our default in the payment of any debt to any of our other lenders in excess of $100,000 or any other default or breach under any agreement relating to such debt which gives the holders of such debt the right to accelerate the debt.
Bank of America Loan
     On June 1, 2007 (the “Closing Date”) we entered into a loan agreement with Bank of America pursuant to which Bank of America agreed to provide us with an eight-month, $5.0 million term loan (the “Bank of America Loan”) to be used for working capital purposes. The Bank of America Loan bears interest at the prime rate plus 1.5%. The prime rate was 5.00% as of June 30, 2008. As consideration for the Bank of America Loan, we paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the Bank of America Loan was extended until June 1, 2008. On June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009 provided that one of the Guarantors who has not yet signed the extension documents execute such documents by September 15, 2008. As consideration for the first extension of the loan, the Company paid Bank of America a fee of $50,000. As consideration for the second extension of the loan, the Company paid Bank of America a fee of $75,000. Under the terms of the Bank of America Loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.
     We did not pledge any assets to Bank of America as security for this loan. However, certain of our officers, directors and shareholders (collectively, the “Guarantors”) have provided limited personal guarantees and/or pledged collateral to secure the Bank of America Loan. More specifically, as of June 30, 2008, the Bank of America Loan is secured by:
•	a $3.3 million limited personal guarantee provided by Mr. Howard J. Leonhardt, our Chairman, Chief Executive Officer and Chief Technology Officer, and his spouse, which guarantee is secured by the Leonhardt’s pledge of securities accounts with Bank of America;

•	$750,000 of collateral provided by Dr. Samuel S. Ahn, who is a member of our Board of Directors;

•	$400,000 of collateral provided by Dr. William Murphy, who is a member of our Board of Directors; and

•	an aggregate of $1.1 million of collateral provided by two of our current shareholders.
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
Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.
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
Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     On March 9, 2007, Peter K. Law, Ph.D. and Cell Transplants Asia, Limited (the “Plaintiffs”) filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court, Western District of Tennessee. On February 7, 2000, we entered into a license agreement (the “Original Law License Agreement”) with Dr. Law and Cell Transplants International, the predecessor entity to Cell Transplants Asia, Limited, pursuant to which Dr. Law and Cell Transplants International granted us a license to certain patents, including the patent that we rely upon to protect our MyoCell product candidate (the “Law IP”). The parties executed an addendum to the Original Law License Agreement (the “License Addendum”) in July 2000, the provisions of which amended a number of terms of the Original License Agreement.
     More specifically, the License Addendum provided, among other things:
•	The parties agreed that we would issue, and we did issue, to Cell Transplants International a five-year warrant exercisable for 1.2 million shares of our common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Original Law License Agreement, issuing to Cell Transplants International or Dr. Law 600,000 shares of our common stock and options to purchase 600,000 shares of our common stock at an exercise price of $1.80 per share. These share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that our obligation to pay Cell Transplants International a $3 million milestone payment would be triggered upon our commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the Law IP instead of, as originally contemplated under the Original Law License Agreement, upon initiation of an FDA approved human clinical study of such technology in the United States. This $3 million payment is included in accrued expenses as of June 30, 2008 and December 31, 2007.
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
     The Plaintiffs have alleged, among other things, certain other breaches of the Original Law License Agreement not modified by the License Addendum including a purported breach of our obligation to pay Plaintiffs royalties on gross sales of products that directly read upon the claims of the Law IP and a purported breach of the contractual restriction on sublicensing the Law IP to third parties. The Plaintiffs are also alleging that we and Mr. Leonhardt engaged in a civil conspiracy against the Plaintiffs and that the court should toll any periods of limitation running against the Plaintiffs to bring any causes of action arising from or which could arise from the alleged breaches.
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

     We believe this lawsuit is without merit and intend to defend the action vigorously. We filed a motion to dismiss the proceeding against both us and Mr. Leonhardt. On July 26, 2007, the court granted our motion to dismiss Mr. Leonhardt in his individual capacity and the civil conspiracy claim. The court denied our motion to dismiss all other claims. We have filed and served our answer to the Plaintiffs’ complaint. We have also asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. Trial of the action is currently scheduled for September 22, 2008.
     On July 11, 2008, the Plaintiffs filed a motion for partial summary judgment with respect to one claim of its complaint asserting that there is no material issue of fact regarding our obligation to pay the Plaintiffs $3.0 million pursuant to the provisions of the Original License Agreement, as amended by the License Addendum, which calls for such payment upon commencement of a bona fide Phase II clinical trial that utilizes the technology claimed under the Law IP with FDA approval in the United States. On October 24, 2007, we completed the MyoCell implantation procedure on the first patient in our MARVEL Trial. We have not yet made the $3 million payment, however the amount is included in accrued expenses as of June 30, 2008 and December 31, 2007. As discussed above, we have asserted various defenses and counterclaims to the Plaintiff’s claims, including the Plaintiff’s failure to honor certain contractual obligations to us. We intend to vigorously oppose the motion for partial summary judgment and demand a plenary trial of all of the claims and counterclaims asserted in the action. Our response to the motion was filed on August 13, 2008. There is a risk that the Court may grant the motion, and direct entry of judgment against the Company requiring payment of the $3.0 million, plus any applicable interest. As in the past, we remain open to reaching a negotiated settlement of all of our disputes with the Plaintiffs. Absent such a resolution, however, our current cash reserves are not sufficient to satisfy a $3.0 million judgment. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and the Bank of America Loan and have a significant adverse impact on the our financial condition, results of operations and MyoCell commercialization efforts. See Item 1A. “Risk Factors — Our current cash reserves are not sufficient to satisfy a $3 million judgment; there is a risk that a court could award such a judgment.”
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
     The risks and uncertainties described below and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-K/A are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear elsewhere in this quarterly report, you should also carefully review the cautionary statement referred to under Part I. Item 2 “Cautionary Statement Regarding Forward-Looking Statements.”
********************************
Risks Related to Our Financial Position and Potential Need for Additional Financing
We will need to secure additional financing by the end of August 2008 in order to continue to finance our operations. If we are unable to obtain additional financing on acceptable terms, we may be forced to curtail or cease our operations.
     As of June 30, 2008, we had cash and cash equivalents of $1.9 million and a working capital deficit of $8.9 million.
     As of July 31, 2008, we had cash and cash equivalents of approximately $620,000. If we continue to defer approximately $1.0 million of payables and continue to defer our payment of $3.0 million to Cell Transplants International, we project that our existing cash resources will be sufficient to finance our operations through the end of August 2008.
     We currently have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.
     If we are unable to defer the payments discussed above and secure additional financing by the end of August 2008, we may be forced to:
•	curtail or abandon our existing business plan,

•	reduce our headcount;

•	default on our debt obligations under the BlueCrest Loan;

•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or

•	cease our operations.
If we are forced to take any of these steps, any investment in our common stock may be worthless.

     Our ability to continue to enroll patients in the MARVEL Trial in accordance with our current trial schedule is contingent on our ability to secure $5.0 million of additional capital by the end of August 2008. If we do not secure $5.0 million of additional capital by the end of August 2008, we anticipate that we will be required to suspend the MARVEL Trial or more significantly defer the enrollment and treatment of patients in the MARVEL Trial. Such actions will, at a minimum, delay our projected date for completing the MARVEL Trial. Since our inception, we have invested a significant portion of our efforts and financial resources in MyoCell, and depend heavily on its success. The MARVEL Trial is our only ongoing clinical trial of MyoCell and a suspension of this trial will delay, potentially significantly, our proposed timeline for seeking regulatory approval of and commercializing MyoCell.
     In the event of an uncured default of the BlueCrest Loan, the agreement provides that all amounts owed to BlueCrest Capital are immediately due and payable and that BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. In such event, BlueCrest Capital could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business. In the event we are forced to file for bankruptcy protection, among other things, our license agreement with the Cleveland Clinic with respect to the intellectual property related to our MyoCell with SDF-1 product candidate will automatically terminate.
     Pursuant to our underwriting agreement, dated February 19, 2008, or the Underwriting Agreement Date, with Dawson James Securities, Inc., as representative for the underwriters, we have agreed that we will not, without the consent of Dawson James Securities, Inc. issue any securities (except for shares issuable upon exercise of outstanding stock options) for 180 days following the Underwriting Agreement Date, subject to certain customary extension periods. Accordingly, our ability to obtain additional equity financing during this period is potentially subject to our obtaining the prior agreement of Dawson James Securities, Inc.
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
     If we enter into loan agreements with our executive officers, directors, and/or shareholders, although our Audit Committee will be required to approve the terms of any such transaction, there can be no assurances that these arrangements will be advantageous to us, that conflicts of interest will not arise with respect to such transactions, or that if such conflicts arise, they will be resolved in a manner favorable to us.
     If we raise additional capital and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those newly issued securities may be issued at prices that are a significant discount to current and/or then prevailing market prices. In addition, any such newly issued securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

Our current cash reserves are not sufficient to satisfy a $3 million judgment; there is a risk that a court could award such a judgment.
     On July 11, 2008, Peter K. Law, Ph.D. and Cell Transplants International, the licensors of the Law IP filed a motion for partial summary judgment with respect to one claim of its complaint currently pending against us seeking immediate entry of judgment against us for $3.0 million, plus applicable interest. Trial of the action, which is before the United States District Court for the Western District of Tennessee, is currently scheduled to begin on September 22, 2008. The motion for partial summary judgment asserts that there is no material issue of fact regarding our obligation to pay Dr. Law and Cell Transplants $3.0 million pursuant to the provisions of the License Agreement, as amended, between us, Dr. Law and Cell Transplants, which calls for such payment upon commencement of a bona fide Phase II clinical trial that utilizes the technology claimed under the Law IP with FDA approval in the United States.
     As previously disclosed, we have asserted various defenses and counterclaims to Dr. Law’s and Cell Transplants claims, including Dr. Law’s and Cell Transplant International’s failure to honor certain contractual obligations to us. These obligations include Dr. Law’s and Cell Transplant’s contractual obligations to supply us with cultured myoblasts, provide us with all pertinent and critical information necessary for us to file an investigational new drug application (“IND”) with the FDA for MyoCell and have it approved by the FDA, including information concerning the cell culturing process and pre-clinical testing data, as well as their obligation to conduct research of “mutual interest” with $500,000 in funding we provided. As a result of Dr. Law’s and Cell Transplant’s failure to fulfill these and other obligations, we were forced to incur substantial costs for, among other things, preparing and obtaining approval for the IND for MyoCell and developing cell culturing processes when Dr. Law and Cell Transplants failed to supply us with cultured myoblasts, as required. We have vigorously opposed the motion for partial summary judgment and demanded a plenary trial of all of the claims and counterclaims asserted in the action. Our response to the motion was filed on August 13, 2008.
     There is a risk that the Court may grant the motion, and direct entry of judgment against us requiring payment of the $3.0 million, plus any applicable interest. As in the past, we remain open to reaching a negotiated settlement of all of our disputes with Dr. Law and Cell Transplants. However, absent such a resolution or our procurement of additional capital, our current cash reserves are not sufficient to satisfy a $3.0 million judgment. The entry of such a judgment would likely constitute a default under the BlueCrest Loan and the Bank of America Loan and have a significant adverse impact on our financial condition, results of operations and MyoCell commercialization efforts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended June 30, 2008, we issued a warrant to purchase 40,000 shares of our common stock at an exercise price of $6.00 per share and an aggregate exercise price of $240,000 in an unregistered transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
Use of Proceeds
     On February 22, 2008, we completed our initial public offering of 1,100,000 shares of our common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-140672). Dawson James Securities, Inc. acted as the representative of the underwriters.
     As a result of the initial public offering:
•	we raised approximately $1.45 million in net proceeds from the sale of shares of our common stock in the offering, after deducting underwriting discounts and commissions and offering costs of approximately $4.32 million; and

•	we generated approximately $4.56 million of cash proceeds from the offering, which was approximately $3.11 million greater than the net proceeds of this offering due to our payment of $3.11 million of various offering expenses prior the completion of the offering.
     Subsequent to the completion of our IPO, we have expended approximately $3.0 million in connection with our MARVEL Trial, $1.1 million for the repayment of a portion of principal and interest on the BlueCrest Loan and $150,000 pursuant to our license agreements.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders (the “Annual Meeting”) was held in Doral, Florida, on July 30, 2008 for the following purposes:
•	To elect eight members to our Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

•	To consider and vote upon a proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008;

•	To approve of an amendment to Article II of our Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of our common stock from 50,000,000 to 75,000,000 shares; and

•	To approve of the establishment of the Bioheart, Inc. Omnibus Equity Compensation Plan.
     The number of outstanding shares of our Common Stock as of June 6, 2008, the record date for the Annual Meeting, was 14,447,138 shares. 7,923,496 shares of Common Stock were represented in person or by proxy at the Annual Meeting.
     Pursuant to our Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock.
     The following directors were elected at the Annual Meeting: (i) Howard J. Leonhardt, (ii) Samuel S. Ahn, M.D., MBA, (iii) Bruce C. Carson, (iv) Peggy A. Farley, (v) David J. Gury, (vi) William P. Murphy, Jr., M.D., (vii) Richard T. Spencer, III and (viii) Mike Tomas.
     The following table sets forth the number of votes cast for, against, or withheld for each director nominee:

		Votes
	Votes Cast	Cast
Director Nominee	For	Against	Votes Withheld
Howard J. Leonhardt	7,889,292	—	34,204
Samuel S. Ahn, M.D., MBA	7,889,092	—	34,404
Bruce C. Carson	7,889,292	—	34,204
Peggy A. Farley	7,889,042	—	34,454
David J. Gury	7,889,292	—	34,204
William P. Murphy, Jr., M.D.	7,881,569	—	41,927
Richard T. Spencer III	7,889,292	—	34,204
     With respect to the proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008: (i) 7,695,157 votes were cast for such proposal, (ii) 15,482 votes were cast against such proposal and (iii) 212,857 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the shareholders.

     With respect to the proposal to approve of the amendment to our Articles of Incorporation: (i) 7,492,985 votes were cast for such proposal, (ii) 223,979 votes were cast against such proposal and (iii) 206,532 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of the amendment to our Articles of Incorporation was approved.
     With respect to the proposal to approve of the establishment of our Omnibus Equity Compensation Plan: (i) 6,862,384 votes were cast for such proposal, (ii) 217,115 votes were cast against such proposal and (iii) 220,678 shares abstained from voting on such proposal. In addition, there were 623,319 broker non-votes with respect to such proposal. No votes were withheld. Accordingly, the proposal to approve of the establishment of our Omnibus Equity Compensation Plan was approved.

Item 6.	Exhibits

Exhibit
No.		Exhibit Description

3.1	(6)	Amended and Restated Articles of Incorporation of the registrant, as amended.

3.2	(9)	Articles of Amendment to the Articles of Incorporation of the registrant.

3.3	(8)	Amended and Restated Bylaws.

4.1	(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant.

10.1**	(1)	1999 Officers and Employees Stock Option Plan.

10.2**	(1)	1999 Directors and Consultants Stock Option Plan.

10.3	(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan.

10.4	(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan.

10.5**	(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.

10.6	(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.7	(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.

10.8	(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.

10.9	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt.

10.10	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.

10.11	(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.

10.12	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt.

10.13	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt.

10.14	(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.

10.15	(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership.

10.16	(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster.

10.17	(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***

Exhibit
No.		Exhibit Description
10.18	(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.

10.19	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.20	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino.

10.21	(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.

10.22	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor.

10.23	(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt.

10.24	(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt.

10.25	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt.

10.26	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.

10.27*,**		Bioheart, Inc. Omnibus Equity Compensation Plan.

31.1*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Indicates management contract or compensatory plan.

***	Portions of this document have been omitted and were filed separately with the SEC on August 9, 2007 pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007.

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007.

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007.

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007.

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007.

(8)	Incorporated by reference to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008.

(9)	Incorporated by reference to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.
Date: August 14, 2008	By:	/s/ William H. Kline
William H. Kline
Chief Financial Officer and Principal Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

10.27	Bioheart, Inc. Omnibus Equity Compensation Plan

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002