Form 10-Q
period 2008-09-30
BIOHEART, INC.
filed 2008-11-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of November 11, 2008, there were 15,739,196 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$327,551	$5,492,157
Receivables	60,922	52,642
Inventory	406,263	372,054
Prepaid expenses and other current assets	1,370,180	261,030

Total current assets	2,164,916	6,177,883
Property and equipment, net	325,084	444,506
Deferred offering costs	—	3,484,070
Deferred loan costs, net	468,404	1,146,716
Other assets	68,854	71,148

Total assets	$3,027,258	$11,324,323

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,155,946	$2,134,256
Accrued expenses	4,840,619	4,511,775
Deferred revenue	465,286	547,286
Notes payable — current	7,839,239	6,671,112

Total current liabilities	15,301,090	13,864,429
Deferred rent	13,713	21,426
Note payable — long term	1,542,203	2,943,432

Total liabilities	16,857,006	16,829,287

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 14,508,916 and 13,347,138 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	14,509	13,347
Additional paid-in capital	80,293,505	77,061,296
Deficit accumulated during the development stage	(94,137,762)	(82,579,607)

Total shareholders’ deficit	(13,829,748)	(5,504,964)

Total liabilities and shareholders’ deficit	$3,027,258	$11,324,323

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

					Cumulative
					Period from
					August 12,
					1999 (date of
	For the Three-Month Period		For the Nine-Month Period		inception) to
	Ended September 30,		Ended September 30,		September 30,
	2008	2007	2008	2007	2008
	(Unaudited)		(Unaudited)		(Unaudited)

Revenues	$6,990	$46,550	$49,771	$254,964	$777,593
Cost of sales	3,316	17,797	10,962	51,818	325,361

Gross profit	3,674	28,753	38,809	203,146	452,232

Development revenues	20,500	20,500	97,000	20,500	117,500

Expenses:
Research and development	2,158,861	2,069,208	4,994,552	5,255,459	61,695,159
Marketing, general and administrative	1,735,352	770,873	4,684,063	2,521,549	27,544,951
Depreciation and amortization	45,432	46,878	136,981	139,104	571,658

Total expenses	3,939,645	2,886,959	9,815,596	7,916,112	89,811,768

Loss from operations	(3,915,471)	(2,837,706)	(9,679,787)	(7,692,466)	(89,242,036)
Interest income	2,195	134,089	44,397	249,870	760,918
Interest expense	(492,480)	(1,461,043)	(1,922,765)	(1,762,405)	(5,656,644)

Net interest expense	(490,285)	(1,326,954)	(1,878,368)	(1,512,535)	(4,895,726)

Loss before income taxes	(4,405,756)	(4,164,660)	(11,558,155)	(9,205,001)	(94,137,762)
Income taxes	—	—	—	—	—

Net loss	$(4,405,756)	$(4,164,660)	$(11,558,155)	$(9,205,001)	$(94,137,762)

Loss per share — basic and diluted	$(0.30)	$(0.31)	$(0.81)	$(0.70)

Weighted average shares outstanding — basic and diluted	14,459,897	13,332,637	14,254,707	13,164,249

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$(82,579,607)	$(5,504,964)
Initial public offering of common stock (net of offering costs of $4,327,171)	1,100,000	1,100	1,446,729	—	1,447,829
Stock-based compensation	—	—	1,199,029	—	1,199,029
Warrants issued in exchange for services	—	—	251,850	—	251,850
Warrants issued in connection with notes payable	—	—	168,387	—	168,387
Warrant issued in connection with settlement agreement	—	—	87,200	—	87,200
Exercise of stock options	61,778	62	79,014	—	79,076
Net loss	—	—	—	(11,558,155)	(11,558,155)

Balance as of September 30, 2008	14,508,916	$14,509	$80,293,505	$(94,137,762)	$(13,829,748)

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			August 12, 1999
	For the Nine-Month Period Ended		(date of inception)
	September 30,		to September 30,
	2008	2007	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(11,558,155)	$(9,205,001)	$(94,137,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,981	139,104	571,658
Bad debt expense	—	—	165,000
Amortization of warrants issued in exchange for licenses and intellectual property	—	48,289	5,413,156
Amortization of warrants issued in connection with notes payable	664,734	1,063,655	3,072,411
Amortization of loan costs	351,639	226,191	838,178
Warrants issued in exchange for services	251,850	30,559	282,409
Equity instruments issued in connection with settlement agreement	87,200	—	3,381,629
Common stock issued in exchange for services	—	—	1,277,017
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	1,199,029	684,768	8,801,000
Changes in assets and liabilities
Receivables	(8,280)	16,036	(60,922)
Inventory	(34,209)	(232,953)	(406,263)
Prepaid expenses and other current assets	(1,109,150)	(318,206)	(1,370,180)
Other assets	2,294	—	(68,854)
Accounts payable	270,320	547,469	2,144,079
Accrued expenses and deferred rent	803,130	251,903	5,232,118
Deferred revenue	(82,000)	(109,214)	465,287

Net cash used in operating activities	(9,024,617)	(6,857,400)	(64,300,042)

Cash flows from investing activities
Acquisitions of property and equipment	(17,560)	(60,794)	(896,742)

Net cash used in investing activities	(17,560)	(60,794)	(896,742)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	4,236,653	(1,880,034)	1,447,829
Proceeds from private placements of common stock, net	—	3,920,716	55,494,048
Proceeds from exercise of stock options	79,076	93,541	260,116
Proceeds from notes payable	1,000,000	10,000,000	11,200,000
Repayment of notes payable	(1,233,101)	—	(1,818,557)
Payment of loan costs	(205,057)	(775,187)	(1,059,101)

Net cash provided by financing activities	3,877,571	11,359,036	65,524,335

Net (decrease) increase in cash and cash equivalents	(5,164,606)	4,440,842	327,551

Cash and cash equivalents, beginning of period	5,492,157	5,025,383	—

Cash and cash equivalents, end of period	$327,551	$9,466,225	$327,551

Disclosures of cash flow information:
Interest paid	$403,483	$161,959	$749,278
Income taxes paid	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Bioheart, Inc. (the “Company”) is committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Its goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations. Specific to biotechnology, the Company is focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. The Company’s lead product candidate is MyoCell®, an innovative clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. The Company’s pipeline includes multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose tissue-derived cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells that are genetically modified to express additional potentially therapeutic growth proteins. The Company was incorporated in Florida on August 12, 1999.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three and nine-month periods ended September 30, 2008 and 2007 and its cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for the three and nine-month periods ended September 30, 2008 and cash flows for the nine-month period ended September 30, 2008 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2008.
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
Initial Public Offering
     On February 22, 2008 (the “Closing Date”) the Company completed its initial public offering of common stock (the “IPO”) pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25, for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Company’s common stock commenced trading on February 19, 2008 on the NASDAQ Global Market under the symbol “BHRT” and subsequently transferred to the NASDAQ Capital Market in June 2008. On October 15, 2008, the Company received notification from The NASDAQ Stock Market indicating that the Company was not in compliance with certain of the NASDAQ Capital Market continued listing requirements and providing the Company thirty calendar days to regain compliance with these requirements. See Note 11. Subsequent Events for additional information.
     The Consolidated Statement of Cash Flows for the nine-months ended September 30, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.79 million of various offering expenses prior to January 1, 2008.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The net cash proceeds from the IPO have been primarily used for commencement of full-scale enrollment in a planned clinical trial of MyoCell, milestone payments due under licensing agreements, repayment of a portion of certain debt obligations and general corporate purposes. Prior to the completion of the IPO, costs related to the offering were recognized as a deferred asset when incurred and totaled approximately $3.48 million as of December 31, 2007. All such costs, including costs incurred subsequent to December 31, 2007 through completion of the IPO, were charged to paid-in capital upon completion of the IPO in February 2008.
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
Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets primarily consist of upfront payments under an agreement with the contract research organization that the Company is utilizing for its MARVEL clinical trial and payments on corporate insurance policies. At September 30, 2008, prepaid expenses included approximately $878,000 in upfront payments to the contract research organization. These upfront payments will be applied as payment toward the final invoices from the contract research organization at which time the amounts will be expensed. Any unused amount will be refunded to the Company upon completion of the services. There were no such upfront payments included in prepaid expenses at December 31, 2007.
Deferred Loan Costs
     Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At September 30, 2008 and December 31, 2007, the Company had net deferred loan costs of $468,404 and $1,146,716, respectively. For the three months ended September 30, 2008 and 2007, the Company recorded $196,697 and $1,083,586, respectively, of interest expense related to the amortization of deferred loan costs, which included $102,977 and $907,799, respectively, related to the fair value of warrants issued in connection with the loans. For the nine months ended September 30, 2008 and 2007, the Company recorded $1,016,373 and $1,289,846, respectively, of interest expense related to the amortization of deferred loan costs, which included $664,734 and $1,063,655, respectively, related to the fair value of warrants issued in connection with the loans.

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
Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 4,805,187 and 4,319,983 shares of common stock at September 30, 2008 and 2007, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
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
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The Company adopted EITF Issue No. 07-3 effective January 1, 2008. The adoption of EITF Issue No. 07-3 did not have an effect on the Company’s consolidated financial statements.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 will have a significant impact on its consolidated financial statements.
     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.
Reclassifications
     Beginning in 2008, the Company is presenting development revenues, primarily from paid registry trials, as a separate line item in its statement of operations. The Company has reclassified amounts in the 2007 and cumulative statements of operations to conform to the current year presentation.
2. Going Concern
     The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses since its inception and has a deficit accumulated during the development stage of $94.1 million as of September 30, 2008. In addition, as of September 30, 2008, the Company’s current liabilities exceed its current assets by $13.1 million. Current liabilities include notes payable of $7.8 million. During the nine months ended September 30, 2008, the Company generated approximately $5.2 million of cash on a net basis as a result of its IPO and a $1.0 million loan. In addition, between October 1, 2008 and October 31, 2008, the Company generated net proceeds of $2.1 million in a private placement. However, this funding is not expected to provide sufficient cash to support the Company’s operations through December 2008. The Company will need to secure additional sources of capital by the end of November 2008 to develop its business and product candidates as planned.
     The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations. The Company is seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants, and through other arrangements, including collaborative arrangements. As part of such efforts, the Company may seek loans from certain of our executive officers, directors and/or current shareholders. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations, default on its debt obligations, file for bankruptcy or seek to sell some or all of its assets. As such, the Company’s continuation as a going concern is uncertain.
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
     More specifically, the License Addendum provided, among other things:
•	The parties agreed that the Company would issue, and the Company did issue, to Cell Transplants International a five-year warrant exercisable for 1.2 million shares of the Company’s common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Original Law License Agreement, issuing to Cell Transplants International or Dr. Law 600,000 shares of the Company’s common stock and options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.80 per share. These share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that the Company’s obligation to pay Cell Transplants International a $3 million milestone payment would be triggered upon the Company’s commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the Law IP instead of, as originally contemplated under the Original Law License Agreement, upon initiation of an FDA approved human clinical trial study of such technology in the United States. This $3 million payment is included in accrued expenses as of September 30, 2008 and December 31, 2007.
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
     In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with the MyoCell SDF-1 product candidate. In exchange for the license, the Company 1) paid $250,000 upon the closing of the agreement; 2) paid $1,250,000 in 2006; 3) paid $150,000 in 2008; 4) will pay a maintenance fee of $150,000 per year for the duration of the license; 5) will be required to make various milestone payments including $200,000 upon the approval of an Investigational New Drug application for a licensed product by the FDA and $1,000,000 upon the first commercial sale of an FDA approved licensed product, 50% of which may be paid in the form of common stock; and 6) will pay a 5% royalty on the net sales of products and services that directly rely upon the claims of the patents for the first $300,000,000 of annual net sales and a 3% royalty for any annual net sales over $300,000,000. The royalty percentage shall be reduced by 0.5% for each 1.0% of license fees paid to any other entity. However, the royalty percentage shall not be reduced to less than 2.5%.

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
4. Notes Payable
     The Company’s notes payable are comprised of the following:

	September 30,	December 31,
	2008	2007
Bank of America note payable. Terms described below.	$5,000,000	$5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	3,381,442	4,614,544
Short-term note payable. Terms described below.	1,000,000	—

	9,381,442	9,614,544
Less current portion	(7,839,239)	(6,671,112)

Notes payable — long term	$1,542,203	$2,943,432

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Bank of America note payable
     On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight-month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the prime rate plus 1.5%. The prime rate was 5.00% and 7.25% at September 30, 2008 and December 31, 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. On June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009 provided that, until one of the Guarantors who has not yet signed the extension documents executes such documents, the Bank has reserved its rights to call the loan at any time. As consideration for the first extension of the loan, the Company paid Bank of America a fee of $50,000. As consideration for the second extension of the loan, the Company paid Bank of America a fee of $75,000. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.
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
     As a result of this replacement of the collateral originally provided by one of the original Guarantors in October 2007, the unamortized fair value of the warrant to purchase 81,548 shares of the Company’s common stock at an exercise price of $7.69 per share issued to that Guarantor was recorded to interest expense in October 2007. In October 2007, the Company cancelled the warrant previously issued to such original Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to them a warrant to purchase 101,934 shares of the Company’s common stock at an exercise price of $7.69 per share, which new warrant does not contain the adjustment provisions discussed above. The additional 20,386 warrant shares had an aggregate fair value of $128,228, which was accounted for as additional paid in capital and immediately recorded to interest expense.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The amount of interest expense on the principal amount of the loan for the three months ended September 30, 2008 and 2007 totaled approximately $83,000 and $124,000, respectively. The amount of interest expense on the principal amount of the loan for the nine months ended September 30, 2008 and 2007 totaled approximately $264,000 and $164,000, respectively. Fees and interest earned by the Guarantors, which are recorded to interest expense, for the three months ended September 30, 2008 and 2007 totaled approximately $81,000 and $70,000, respectively. Fees and interest earned by the Guarantors for the nine months ended September 30, 2008 and 2007 totaled approximately $236,000 and $93,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of September 30, 2008 and December 31, 2007, that amount totaled approximately $432,000 and $243,000, respectively, and was included in accrued expenses.
BlueCrest Capital Finance note payable
     On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital Finance, L.P. with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which became exercisable one year following the date the warrant was issued, has a ten-year term. This warrant had a fair value of $432,635, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
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
     The amount of interest expense on the principal amount of the loan for the three months ended September 30, 2008 and 2007 totaled approximately $113,000 and $161,000, respectively. The amount of interest expense on the principal amount of the loan for the nine months ended September 30, 2008 and 2007 totaled approximately $380,000 and $214,000, respectively.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Short-term note payable
     On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the later of November 20, 2008 or the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock.
     The amount of interest expense on the principal amount of the loan for the three and nine months ended September 30, 2008 was approximately $16,000. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.
5. Related Party Transactions
     Pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc., the Company received an upfront payment of $103,000. As of December 31, 2007, the Company had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, the Company recorded $82,000 of the upfront payment as deferred revenue at December 31, 2007 and recognized as revenue in the nine months ended September 30, 2008 upon completion of additional cell-culturing services. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. The Company owns an 18% equity interest in Bioheart Manufacturing, Inc.
     The son of one of the Company’s directors was an officer of the Company during 2008 until the termination of his employment in July 2008. The amounts paid to this individual as salary for the three and nine-month periods ended September 30, 2008 were $15,500 and $80,500, respectively. The amounts paid to this individual as salary for the three and nine month periods ended September 30, 2007 was $32,500 and $97,500, respectively.
     A cousin of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer is an officer of the Company. The amounts paid to this individual as salary for the three and nine-month periods ended September 30, 2008 were $32,500 and $97,500, respectively. The amounts paid to this individual as salary for the three and nine-month periods ended September 30, 2007 were $30,000 and $95,000, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $13,325 and $16,730 for the three and nine-month periods ended September 30, 2008, respectively, and $2,984 and $7,584 for the three and nine-month periods ended September 30, 2007, respectively.
     The sister-in-law of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer is an officer of the Company. The amounts paid to this individual as salary for the three and nine-month periods ended September 30, 2008 were $19,900 and $63,000, respectively. The amounts paid to this individual as salary for the three and nine-month periods ended September 30, 2007 were $21,500 and $64,500, respectively.

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
     On August 6, 2008, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock from 50 million to 75 million shares. This amendment was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008.
     Commencing in 2006 and ending in May 2007, the Company initiated capital raising activities through the use of a private placement. During the nine-month period ended September 30, 2007, the Company raised net proceeds of approximately $3.9 million through the sale of 529,432 shares of common stock at a price of $7.69 per share to various investors.
7. Stock Options and Warrants
Stock Options
     In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2008, no instruments had been issued under the Omnibus Plan.
     In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four-year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. As of September 30, 2008, 741,374 shares remain available for issuance under the Stock Option Plans.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The following information applies to options outstanding and exercisable at September 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2008	2,160,199	$5.34
Granted	310,500	$5.21
Exercised	(61,778)	$1.28
Forfeited	(156,343)	$8.00

Outstanding at September 30, 2008	2,252,578	$5.25	5.9	$359,977

Exercisable at September 30, 2008	2,029,576	$5.09	5.6	$359,977

     The weighted average fair value of options granted during the nine month periods ended September 30, 2008 and 2007 was $2.39 and $6.56 per share, respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2008 was $104,405. Options exercised during the nine month period ended September 30, 2007 were deemed to have no intrinsic value as the exercise prices were greater than the per share offering price of the Company’s common stock in its IPO.
     For the three month period ended September 30, 2008, the Company recognized $127,483 in stock-based compensation costs of which $70,685 represented research and development expense and the remaining amount was marketing, general and administrative expense. For the nine month period ended September 30, 2008, the Company recognized $1,199,029 in stock-based compensation costs of which $162,304 represented research and development expense and the remaining amount was marketing, general and administrative expense.
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
     No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2008, the Company had approximately $1.0 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over the next three years.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The following information applies to options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$1.28	285,418	1.3	$1.28	285,418	$1.28
$2.83- $4.11	51,701	3.0	$3.08	41,701	$2.83
$5.25 - $5.67	1,691,345	6.6	$5.59	1,569,918	$5.59
$7.69	72,811	7.9	$7.69	59,456	$7.69
$8.47	151,303	6.4	$8.47	73,083	$8.47

	2,252,578	5.9	$5.25	2,029,576	$5.09

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
     For the three and nine-month periods ended September 30, 2008 and 2007, the fair value of each stock option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected dividend yield.	00.0%	00.0%	00.0%	00.0%
Expected price volatility.	75.0%	100.0%	75.0%	100.0%
Risk free interest rate.	3.3%	6.0%	3.3%	6.0%
Expected life of options in years	6.3	5.0	5.1	5.0

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Warrants
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. The following information applies to warrants outstanding and exercisable at September 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2008	2,251,836	$7.52
Issued	300,773	$6.19
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2008	2,552,609	$7.36	14.1	$—

Exercisable at September 30, 2008	803,839	$6.78	7.8	$—

     During the nine months ended September 30, 2008, the Company issued a warrant to purchase 77,000 shares of its common stock to the representative of the several underwriters of the Company’s IPO, as discussed in Note 1. Excluding this warrant, the weighted average fair value of warrants issued during the nine months ended September 30, 2008 was $2.27 per share. The weighted average fair value of warrants issued during the nine months ended September 30, 2007 was $6.57 per share.
     As discussed in Note 4, pursuant to the terms of the agreements evidencing the warrants issued to the Guarantors of the Bank of America Loan, the number of shares of common stock subject to such warrants was increased by an aggregate of 78,773 shares as of June 1, 2008. This amount is included in the number of warrants issued in the table above.
     The following information applies to warrants outstanding and exercisable at September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$3.60 — $4.93	105,000	4.9	$4.87	100,000	$4.93
$5.67 — $7.69	2,447,609	14.5	$7.47	703,839	$7.04

	2,552,609	14.1	$7.36	803,839	$6.78

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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     For the three and nine-month periods ended September 30, 2008 and 2007, the fair value of each warrant issued, excluding the warrant to purchase 77,000 shares of the Company’s common stock issued to the representative of the several underwriters of the Company’s IPO, was estimated on the date of issuance using the following weighted-average assumptions.

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	75.0%	100.0%	75.0%	100.0%
Risk free interest rate	3.1%	4.5%	3.4%	5.4%
Expected life of warrants in years	5.0	9.9	6.5	7.0
     The weighted average fair value of warrants granted during the nine-month period ended September 30, 2008 was $2.27 per share.
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
     The Company believes this lawsuit is without merit and has defended the action vigorously. The Company filed a motion to dismiss the proceeding against both the Company and Mr. Leonhardt. On July 26, 2007, the court granted the Company’s motion to dismiss Mr. Leonhardt in his individual capacity and one count of the complaint alleging a civil conspiracy. The court denied the Company’s motion to dismiss all other claims. The Company thereafter filed and served its answer to the Plaintiff’s complaint. The Company asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. The Company is seeking approximately $10 million in damages from the Plaintiffs pursuant to its counterclaims.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The action was tried before the court in September 2008. The parties are currently awaiting receipt of the trial transcript, after which they will have 30-45 days to file post-trial briefs and proposed findings of facts and conclusions of law. The court’s decision could come anytime thereafter.
     There is a risk that the court may find in favor of the Plaintiffs. The Company’s current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Plaintiffs. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on the Company’s financial condition, results of operations and MyoCell commercialization efforts.
     Due to the uncertainty related to these proceedings, any potential loss cannot presently be determined.
     On October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. Pursuant to the Company’s license agreement with Dr. Law and Cell Transplants International, the Company is required to pay to Cell Transplants International a $3 million payment upon commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the patent the Company relies upon to protect its MyoCell product candidate. The Company has not yet made the $3 million payment that is now due, however the amount is included in accrued expenses as of September 30, 2008 and December 31,2007.
Other
     The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2008, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict, significant changes in the estimated exposures could occur.
9. Contingency
     The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of September 30, 2008, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $366,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of September 30, 2008 or December 31, 2007.
10. Supplemental Disclosure of Cash Flow Information
     As of September 30, 2007, the Company had accrued costs incurred in connection with its IPO of $878,115.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
11. Subsequent Events
Private Placement
     Between October 1, 2008 and October 31, 2008, the Company sold, in a private placement, an aggregate of 1,230,280 shares of the Company’s common stock and warrants (the “Warrants”) to purchase 369,084 shares of the Company’s common stock for aggregate gross cash proceeds of approximately $2.14 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $2.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.
NASDAQ Notice
     On October 15, 2008, the Company received a letter from The NASDAQ Stock Market (the “NASDAQ Letter”) advising that, for the last ten consecutive trading days, the market value of the Company’s listed securities had been below the minimum $35 million requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(3)(B). Furthermore, NASDAQ stated that the Company does not comply with NASDAQ Marketplace Rule 4310(c)(3)(A) or 4310(c)(3)(C), which requires the Company to have either minimum stockholders’ equity of $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.
     In the NASDAQ Letter, NASDAQ advised that, in accordance with NASDAQ Marketplace Rule 4450(e)(4), the Company will be provided thirty calendar days, or until November 14, 2008 (the “Compliance Period”), to regain compliance with NASDAQ Marketplace Rule 4310(c)(3)(B). The NASDAQ Staff may determine that the Company has regained compliance with NASDAQ Marketplace Rule 4310(c)(3)(B) if, at any time before the end of the Compliance Period, the market value of the Company’s listed securities is $35 million or more for a minimum of ten consecutive business days.
     As of the filing date of this report, the Company does not anticipate regaining compliance with NASDAQ Marketplace Rule 4310(c)(3)(B) within the Compliance Period. Therefore, the Company expects NASDAQ will provide the Company with written notification that the Company’s common stock will be delisted from the NASDAQ Capital Market. At that time, the Company may appeal the determination by the NASDAQ Staff to delist its common stock to a Listing Qualifications Panel. There can be no assurances that any such appeal, if made, will be successful.
     If the Company is unsuccessful in maintaining its NASDAQ listing, then the Company may pursue listing and trading of the Company’s common stock on the Over-The-Counter Bulletin Board or another securities exchange or association with different listing standards than NASDAQ.
Termination of non-binding letter of intent to acquire Medicalgorithmics
     In October 2008, the Company announced that it had terminated its non-binding letter of intent to acquire Medicalgorithmics SP. z.o.o. and the worldwide rights to the PocketECG, a real-time wireless beat-to-beat, intelligent heart monitor and diagnostic system, designed for long-term, fully-automated electrocardiogram (ECG) arrhythmia analysis.

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
     The forward-looking statements in this report may include, among other things, statements about:
•	our ability to obtain additional financing;

•	our ability to control and reduce our expenses;

•	our ability to meet our obligations on our outstanding indebtedness, certain of which indebtedness imposes restrictions on how we conduct our business and is secured by all of our assets except our intellectual property;

•	our ability to timely and successfully initiate and complete our clinical trials;

•	the announcement of data concerning the results of clinical trials for MyoCell®;

•	our ability to establish a distribution network for and commence distribution of certain products for which we have acquired distribution rights;

•	our ability to meet the minimum purchase commitments required under certain of our distribution agreements;

•	our estimates regarding future revenues and timing thereof, expenses, capital requirements and needs for additional financing;

•	our ongoing and planned discovery programs, preclinical studies and additional clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our ability to identify and acquire distribution rights for products that are complementary to our biologic product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy; and

•	our intellectual property position.

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
Our Ability To Continue as a Going Concern
     Our independent registered public accounting firm issued its report dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2008 were prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As of October 31, 2008, we had cash and cash equivalents of approximately $1.0 million. If we continue to defer approximately $1.0 million of payables and continue to defer our payment of $3.0 million to Cell Transplants International, we project that our existing cash resources will be sufficient to finance our operations through the end of November 2008. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing by the end of November 2008...”
Overview
     We are committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Our goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations.
Biotechnology Product Candidates
     Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We have been cleared by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell-culturing services for treatment of patients by interventional cardiologists.
     We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. To date, approximately 50 patients have been enrolled in the MARVEL Trial. We currently anticipate that we will file with the FDA an amendment to the clinical protocol for the MARVEL Trial by the end of November 2008 to, among other things, seek to use, as part of the patient protocol, mobile cardiac telemetry monitor recorders. Provided that the protocol amendment is approved by the end of December 2008 and we are able to secure $5.0 million of additional capital by the end of November 2008, we currently intend to seek to enroll and treat approximately 150 patients in the MARVEL Trial by the end of the second quarter of 2009. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in the fourth quarter of 2009. If we are unable to secure additional capital by the end of November 2008, we expect to explore our strategic options, including potentially suspending or slowing down enrollment in the MARVEL Trial. As part of this evaluation process, we expect that we would analyze whether to focus resources towards the development, commercialization and/or distribution of certain of our other product candidates, including, but not limited to MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional potentially therapeutic growth proteins and certain intelligent devices. In the event we make a determination to suspend or slow enrollment in the MARVEL Trial, we anticipate that we would continue to use our resources, to the extent available, to collect follow-up data on the patients treated to date in the MARVEL Trial.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200™ tissue processing system, and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200™, announced on November 13, 2008, that the TGI 1200™ had been certified with a CE Marking, thus making the system available throughout the European marketplace. Additionally, Tissue Genesis has been seeking 510(k) approval of the TGI 1200™ for laboratory use from the FDA. Tissue Genesis was recently informed by the FDA that it does not believe the use of the TGI 1200™ as a laboratory device is eligible for the 510(k) regulatory pathway. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued for the TGI 1200™ device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
Intelligent Devices — Distribution Agreements
     Effective as of October 30, 2008, we entered into a distribution agreement with Monebo Technologies, Inc. (“Monebo”) pursuant to which we were granted non-exclusive rights to distribute Monebo’s CardioBelt™ system throughout North America and Western Europe. This system provides ECG monitoring to heart patients from the comfort of their own home. We are required to meet certain annual minimum purchase commitments under the distribution agreement. The agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon 180 days notice for any reason or by either party immediately upon the other party’s uncured default. In addition, Monebo may terminate the agreement in the event we do not satisfy our annual minimum purchase commitment. We intend to commence distribution of the CardioBelt™ system during the first quarter of 2009. Distribution plans are expected to be finalized during the fourth quarter of 2008.

     In connection with the distribution agreement, we also entered into a Master Software License Agreement with Monebo pursuant to which Monebo has granted us a non-exclusive, non-sublicensable, non-transferable license to certain software and algorithms to be used in connection with the CardioBelt™ system. We have paid Monebo an upfront cash fee for this license and will be required to pay certain additional fees upon installation. We will also be required to pay to Monebo royalty fees per patient and software maintenance fees.
     Effective as of April 3, 2008, we entered into a distribution agreement with RTX Healthcare A/S (Denmark) (“RTX”) pursuant to which we secured worldwide, non-exclusive distribution rights to the Bioheart 3370 Heart Failure Monitor, an interactive and simple-to-use at-home intelligent device designed specifically to improve available healthcare to patients outside hospitals who are suffering from heart failure. The device, manufactured by RTX, has 510(k) market clearance from the U.S. Food and Drug Administration for marketing in the United States and CE mark approval for marketing in Europe and other countries that follow this mark. The compact Bioheart 3370 Heart Failure Monitor engages patients through personalized daily interactions and questions, while collecting vital signs and transmitting the information directly into a database. The data are regularly monitored by a remotely located medical professional, who watches for any abnormal readings that may signal a change in the patient’s health status. These changes are reported back to the treating physician. We do not have any minimum purchase commitment under the agreement. However, the per unit purchase price payable by us is inversely related to the number of units we purchase per annum. The distribution agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon the other party’s default.
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

Results of Operations
Revenues
     We recognized revenues of $7,000 in the three months ended September 30, 2008 compared to revenues of $47,000 in the three months ended September 30, 2007. Our revenue in the three months ended September 30, 2008 and 2007 was generated from the sale of MyoCath catheters to parties other than ACS. The decrease in revenue in 2008 is due to a decrease in units shipped.
     We recognized revenues of $50,000 in the nine months ended September 30, 2008 compared to revenues of $255,000 in the nine months ended September 30, 2007. Our revenue in the nine months ended September 30, 2008 was generated solely from the sale of MyoCath catheters to parties other than ACS. In the nine months ended September 30, 2007, we delivered 30 MyoCath catheters to ACS pursuant to our agreement with them. In connection with these shipments, we recognized $191,000 of revenue. In the 2007 period, we also recognized revenue of $64,000 from the shipment of MyoCath catheters to parties other than ACS.
Development revenues
     During 2007, we received an upfront payment of $103,000 pursuant to our clinical registry supply agreement with BHK. At December 31, 2007, we had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, $82,000 of the upfront payment was recorded as deferred revenue. This $82,000 was recognized as development revenues in the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we also generated $15,000 from a paid registry trial in Switzerland.
     We recognized development revenues of $20,500 in the three months ended September 30, 2008 and 2007. Both of these amounts were recognized as revenues upon completion of the cell-culturing services required by the agreement with BHK.
Cost of Sales
     Cost of sales was $3,000 in the three months ended September 30, 2008 as compared to $18,000 in the three months ended September 30, 2007. Cost of sales was $11,000 in the nine months ended September 30, 2008 as compared to $52,000 in the nine months ended September 30, 2007. The cost per catheter delivered to parties other than ACS in the three and nine months ended September 30, 2008 was approximately the same as the cost per catheter delivered in the three and nine months ended September 30, 2007. However, a portion of the catheters sold in the nine months ended September 30, 2008 had no inventory cost as they had been written off in prior years.
Research and Development
     Research and development expenses were $2.2 million in the three months ended September 30, 2008, an increase of $90,000 from research and development expenses of $2.1 million in the three months ended September 30, 2007. The increase was primarily attributable to an increase in costs related to our MARVEL Trial and advanced research and business development, which was partially offset by a reduction in costs related to our SEISMIC and MYOHEART Trials. Of the expenses incurred in the three months ended September 30, 2008, approximately $1.3 million related to our MARVEL Trial, approximately $225,000 related to our SEISMIC and MYOHEART Trials and approximately $112,000 related to advanced research and development projects.

     Research and development expenses were $5.0 million in the nine months ended September 30, 2008, a decrease of $261,000 from research and development expenses of $5.3 million in the nine months ended September 30, 2007. The decrease was primarily attributable to a reduction in the amount of sponsored research and a reduction in costs related to our SEISMIC and MYOHEART Trials, which were partially offset by an increase in costs related to our MARVEL Trial. Of the expenses incurred in the nine months ended September 30, 2008, approximately $2.4 million related to our MARVEL Trial, approximately $542,000 related to our SEISMIC and MYOHEART Trials and approximately $491,000 related to advanced research and development projects.
     The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing by the end of November 2008...”
Marketing, General and Administrative
     Marketing, general and administrative expenses were $1.7 million in the three months ended September 30, 2008, an increase of $965,000 from marketing, general and administrative expenses of $771,000 in the three months ended September 30, 2007. The increase in marketing, general and administrative expenses was primarily attributable to an increase in stock-based compensation and an increase in legal fees, insurance costs, consulting fees subsequent to the completion of our IPO in February 2008.
     Marketing, general and administrative expenses were $4.7 million in the nine months ended September 30, 2008, an increase of $2.2 million from marketing, general and administrative expenses of $2.5 million in the nine months ended September 30, 2007. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in stock-based compensation of approximately $900,000. During the nine months ended September 30, 2008, we also experienced an increase in legal fees, insurance costs and consulting fees subsequent to the completion of our IPO in February 2008.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $2,000 and $44,000 in the three and nine months ended September 30, 2008, respectively, compared to interest income of $134,000 and $250,000 in the three and nine months ended September 30, 2007, respectively. The decrease in interest income for the periods was primarily attributable to lower cash balances and lower interest rates earned in the three and nine months ended September 30, 2008 as compared to the corresponding periods of 2007.
Interest Expense
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with interest rates of 12.85% and 6.50% (prime plus 1.5%), respectively, at September 30, 2008. On August 20, 2008, we borrowed $1.0 million from a third party at an interest rate of 13.5% per annum. Interest expense primarily consists of interest incurred on the principal amount of these loans, accrued fees and interest earned by the guarantors of the Bank of America Loan, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans. The fair value of the warrants originally issued in connection with the Bank of America Loan was amortized by the end of January 2008.
     Interest expense was $492,000 in the three months ended September 30, 2008 compared to interest expense of $1.5 million in the three months ended September 30, 2007. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $293,000 in the three months ended September 30, 2008 compared to $377,000 in the three months ended September 30, 2007.

Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $197,000 in the three months ended September 30, 2008 compared to $1.1 million in the three months ended September 30, 2007.
     Interest expense was $1.9 million in the nine months ended September 30, 2008 compared to interest expense of $1.8 million in the nine months ended September 30, 2007. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $896,000 in the nine months ended September 30, 2008 compared to $471,000 in the nine months ended September 30, 2007. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $1.0 million in the nine months ended September 30, 2008 compared to $1.3 million in the nine months ended September 30, 2007.
Liquidity and Capital Resources
     In 2008, we continued to finance our considerable operational cash needs with cash generated from financing activities.
     Net cash used in operating activities was $9.0 million in the nine months ended September 30, 2008 as compared to $6.9 million of cash used in the nine months ended September 30, 2007.
     Our use of cash for operations in the nine months ended September 30, 2008 reflected a net loss generated during the period of $11.6 million, adjusted for non-cash items such as stock-based compensation of $1.2 million, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $665,000, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $352,000 and warrants issued in exchange for services and in connection with a settlement agreement totaling $339,000,. An increase in prepaid and other current assets of $1.1 million also contributed to our use of operating cash during the nine months ended September 30, 2008. The significant increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash were increases in accrued expenses of $803,000 and accounts payable of $270,000.
     Our use of cash for operations in the nine months ended September 30, 2007 was primarily attributable to net losses of $9.2 million, adjusted for non-cash items such as amortization of the fair value of warrants issued in connection with the BlueCrest Loan and Bank of America Loan of $1.1 million, stock-based compensation of $685,000, and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $226,000. An increase in prepaid and other current assets of $318,000 and an increase in inventory of $233,000 also contributed to our use of operating cash during the nine months ended September 30, 2007. Partially offsetting these uses of cash were increases in accounts payable of $547,000 and an increase in accrued expenses of $252,000.
     Net cash used in investing activities was $18,000 in the nine months ended September 30, 2008 as compared to $61,000 in the nine months ended September 30, 2007. All of the cash utilized in investing activities for the nine months ended September 30, 2008 and 2007 related to our acquisition of property and equipment.
     Net cash provided by financing activities was $3.9 million in the nine months ended September 30, 2008. On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.45 million. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 reflects our receipt of approximately $4.24 million of “Proceeds from initial public offering of common stock, net.” The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.79 million of various offering expenses prior to January 1, 2008.

     In August 2008, we obtained a $1.0 million loan, which accrues interest at the rate of 13.5% per annum, is payable in one balloon payment upon the later of November 20, 2008 or the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010.
     During the nine months ended September 30, 2008, we repaid $1.2 million of principal on the BlueCrest Loan and used $205,000 of cash to pay costs incurred in connection with the extensions of the maturity date of the Bank of America Loan.
     Net cash provided by financing activities was $11.4 million in the nine months ended September 30, 2007. In June 2007, we borrowed funds pursuant to both the BlueCrest Loan and the Bank of America Loan, each in the principal amount of $5.0 million. We also generated $4.0 million from our issuance of common stock. These sources of cash were partially offset by $1.9 million related to the payment of offering costs related to our IPO and $775,000 related to the payment of costs incurred in connection with obtaining the BlueCrest Loan and Bank of America Loan.
Existing Capital Resources and Future Capital Requirements
     Our lead product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our lead product candidate until 2010, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant and increasing net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the private placement of our common stock, our incurrence of debt and our IPO of our common stock in February 2008 to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.
     The report of our independent registered public accounting firm dated March 19, 2008 in connection with the audit of our financial statements as of December 31, 2007 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. At September 30, 2008, we had cash and cash equivalents totaling $328,000; however, our working capital deficit as of such date was $13.1 million. Between October 1, 2008 and October 31, 2008, we generated net proceeds of $2.1 million in a private placement. As of October 31, 2008, we had cash and cash equivalents of approximately $1.0 million. If we continue to defer approximately $1.0 million of payables and continue to defer our payment of $3.0 million to Cell Transplants International (see Part II., Item 1A. “Legal Proceedings”), we project that our existing cash resources will be sufficient to finance our operations through the end of November 2008.
     We currently have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

     If we are unable to defer the payments discussed above and secure additional financing by the end of November 2008, we may be forced to:
•	curtail or abandon our existing business plan;

•	reduce our headcount;

•	default on our debt obligations under the BlueCrest Loan;

•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or

•	cease our operations.
     Our ability to continue to enroll patients in the MARVEL Trial in accordance with our targeted trial schedule is contingent on our ability to secure $5.0 million of additional capital by the end of November 2008. If we do not secure $5.0 million of additional capital by the end of November 2008, we anticipate that we will be required to suspend the MARVEL Trial or more significantly defer the enrollment and treatment of patients in the MARVEL Trial. Such actions will, at a minimum, delay our projected date for completing the MARVEL Trial. Since our inception, we have invested a significant portion of our efforts and financial resources in MyoCell, and depend heavily on its success. The MARVEL Trial is our only ongoing clinical trial of MyoCell and a suspension of this trial will delay, potentially significantly, our proposed timeline for seeking regulatory approval of and commercializing MyoCell. If the MARVEL Trial is terminated for any reason, we believe we will be able to recover a significant portion of the $878,000 in upfront payments made under the agreement with the contract research organization that we are utilizing for the MARVEL Trial.
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

BlueCrest Loan
     On May 31, 2007, we entered into a Loan and Security Agreement with BlueCrest Capital Finance, L.P. pursuant to which they agreed to provide us a three-year, $5.0 million term loan. The transaction closed on June 1, 2007. The first three months of the BlueCrest Loan required payment of interest only with equal principal and interest payments over the remaining 33 months. Interest accrues at an annual rate of 12.85%. As consideration for the loan, we issued to BlueCrest Capital a warrant to purchase 65,030 shares of our common stock at an exercise price of $7.69 per share. The warrant, which became exercisable one year following the date the warrant was issued, has a ten-year term. This warrant had a fair value of $432,635, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the BlueCrest Loan using the effective interest method. We also paid BlueCrest Capital a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan.
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
Bank of America Loan
     On June 1, 2007 (the “Closing Date”) we entered into a loan agreement with Bank of America pursuant to which Bank of America agreed to provide us with an eight-month, $5.0 million term loan (the “Bank of America Loan”) to be used for working capital purposes. The Bank of America Loan bears interest at the prime rate plus 1.5%. The prime rate was 5.00% as of September 30, 2008. As consideration for the Bank of America Loan, we paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the Bank of America Loan was extended until June 1, 2008. On June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. As consideration for the first extension of the loan, the Company paid Bank of America a fee of $50,000. As consideration for the second extension of the loan, the Company paid Bank of America a fee of $75,000. Under the terms of the Bank of America Loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.

     We did not pledge any assets to Bank of America as security for this loan. However, certain of our officers, directors and shareholders (collectively, the “Guarantors”) have provided limited personal guarantees and/or pledged collateral to secure the Bank of America Loan. More specifically, as of September 30, 2008, the Bank of America Loan is secured by:
•	a $3.3 million limited personal guarantee provided by Mr. Howard J. Leonhardt, our Chairman, Chief Executive Officer and Chief Technology Officer, and his spouse, which guarantee is secured by the Leonhardt’s pledge of securities accounts with Bank of America;

•	$750,000 of collateral provided by Dr. Samuel S. Ahn, who is a shareholder and was a member of our Board of Directors until September 2008;

•	$400,000 of collateral provided by Dr. William P. Murphy, Jr., who is a member of our Board of Directors; and

•	an aggregate of $1.1 million of collateral provided by two of our current shareholders.
     We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. For our benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.
     We have agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan as well as to pay them certain cash fees in connection with their provision of security for the Bank of America Loan. We have agreed to pay these amounts to the Guarantors upon our repayment in full of the BlueCrest Loan. Interest due on the principal amount of the Bank of America Loan totaling $432,000 has been paid by the Guarantors. As of September 30, 2008, we also owe the Guarantors a total of $429,000 in interest and fees in connection with their provision of security for the Bank of America Loan. Both of these amounts are included in accrued expenses as of September 30, 2008.
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
Short-term note payable
     On August 20, 2008, we borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the later of November 20, 2008 or our repayment of the BlueCrest Loan, which is scheduled to mature in May 2010. In the event we complete a private placement of our common stock and/or securities exercisable for or convertible into our common stock which generates at least $19.0 million of gross proceeds, we may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, we may, but are not required to, prepay all or any portion of the interest accrued but unpaid as of such date with shares of our common stock.
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
Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     More specifically, the License Addendum provided, among other things:
•	The parties agreed that we would issue, and we did issue, to Cell Transplants International a five-year warrant exercisable for 1.2 million shares of our common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Original Law License Agreement, issuing to Cell Transplants International or Dr. Law 600,000 shares of our common stock and options to purchase 600,000 shares of our common stock at an exercise price of $1.80 per share. These share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that our obligation to pay Cell Transplants International a $3 million milestone payment would be triggered upon our commencement of a bona fide U.S. Phase II human clinical trial that utilizes technology claimed under the Law IP instead of, as originally contemplated under the Original Law License Agreement, upon initiation of an FDA approved human clinical study of such technology in the United States. This $3 million payment is included in accrued expenses as of September 30, 2008 and December 31, 2007.
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

     We believe this lawsuit is without merit and have defended the action vigorously. We filed a motion to dismiss the proceeding against both us and Mr. Leonhardt. On July 26, 2007, the court granted our motion to dismiss Mr. Leonhardt in his individual capacity and one count of the complaint alleging a civil conspiracy claim. The court denied our motion to dismiss all other claims. We thereafter filed and served our answer to the Plaintiffs’ complaint. We have asserted counterclaims against the Plaintiffs for declaratory judgment that the License Addendum is a valid and subsisting agreement, and for breach of contract with respect to various obligations undertaken by the Plaintiffs in the Original License Agreement, as amended by the License Addendum. We are seeking approximately $10 million in damages from Plaintiffs pursuant to our counterclaims.
     The action was tried before the court in September 2008. The parties are currently awaiting receipt of the trial transcript, after which they will have 30-45 days to file post-trial briefs and proposed findings of facts and conclusions of law. The court’s decision could come anytime thereafter.
     There is a risk that the court may find in favor of the Plaintiffs. The Company’s current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Plaintiffs. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on our financial condition, results of operations and MyoCell commercialization efforts. See Item 1A. “Risk Factors - Our current cash reserves are not sufficient to satisfy a significant money judgment in favor of Dr. Law and Cell Transplants; there is a risk that a court could award such a judgment.”
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
********************************
Risks Related to Our Financial Position and Potential Need for Additional Financing
We will need to secure additional financing by the end of November 2008 in order to continue to finance our operations. If we are unable to obtain additional financing on acceptable terms, we may be forced to curtail or cease our operations.
     As of September 30, 2008, we had cash and cash equivalents of approximately $328,000 and a working capital deficit of $13.1 million. Between October 1, 2008 and October 31, 2008, we generated net proceeds of approximately $2.1 million in a private placement. As of October 31, 2008, we had cash and cash equivalents of approximately $1.0 million. If we continue to defer approximately $1.0 million of payables and continue to defer our payment of $3.0 million to Cell Transplants International, we project that our existing cash resources will be sufficient to finance our operations through the end of November 2008.
     We currently have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.
     If we are unable to defer the payments discussed above and secure additional financing by the end of November 2008, we may be forced to:
•	curtail or abandon our existing business plan,

•	reduce our headcount;

•	default on our debt obligations under the BlueCrest Loan;

•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or

•	cease our operations.
If we are forced to take any of these steps, any investment in our common stock may be worthless.

     Our ability to continue to enroll patients in the MARVEL Trial in accordance with our targeted trial schedule is contingent on our ability to secure $5.0 million of additional capital by the end of November 2008. If we do not secure $5.0 million of additional capital by the end of November 2008, we anticipate that we will be required to suspend the MARVEL Trial or more significantly defer the enrollment and treatment of patients in the MARVEL Trial. Such actions will, at a minimum, delay our projected date for completing the MARVEL Trial. Since our inception, we have invested a significant portion of our efforts and financial resources in MyoCell, and depend heavily on its success. The MARVEL Trial is our only ongoing clinical trial of MyoCell and a suspension of this trial will delay, potentially significantly, our proposed timeline for seeking regulatory approval of and commercializing MyoCell.
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
The Global Credit Crisis and Market Downturn has had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.
     In early 2008, as the United States economy began to soften and fuel and other commodity prices began to rise, doubts were raised about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through October

2008 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations.
Our current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Dr. Law and Cell Transplants; there is a risk that a court could award such a judgment.
     In September 2008, the litigation between us, on the one hand, and Dr. Law and Cell Transplants International, the licensors of the Law IP, on the other hand, was tried before the court. If the court’s decision is adverse to us and we are ordered to pay significant damages to Dr. Law and Cell Transplants International, we do not believe our current cash reserves will be sufficient to satisfy any such judgment. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and the Bank of America Loan and have a significant adverse impact on our financial condition, results of operations and MyoCell commercialization efforts.
Our common stock may be de-listed from the NASDAQ Capital Market.
     The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on The NASDAQ Capital Market. These standards require, among other things, that a listed issuer have either (i) listed securities with a market value of at least $35 million, (ii) minimum stockholders’ equity of $2.5 million in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Stockholders’ Equity Test”) or (iii) net income from continuing operations of $500,000 in the most recently competed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Test”). We do not satisfy either the Stockholders’ Equity Test or the Net Income Test. In addition, on October 15, 2008, we received a letter from The NASDAQ Stock Market (the “NASDAQ Letter”) advising that, for the preceding ten consecutive trading days, the market value of our listed securities had been below the minimum $35 million requirement for continued inclusion on The NASDAQ Capital Market. The NASDAQ has provided us until November 14, 2008 (the “Compliance Period”) to regain compliance with the listing standards, which would require, at a minimum, that the market value of our listed securities equal or exceed $35 million for a minimum of ten consecutive trading days during the Compliance Period.
     As of the filing date of this report, we do not anticipate regaining compliance with the minimum market value requirement within the Compliance Period. Accordingly, we expect that NASDAQ will provide us with written notification that our common stock will be delisted from The NASDAQ Capital Market. At that time, we may appeal the determination by the NASDAQ Staff to delist our common stock to a Listing Qualifications Panel. There can be no assurances that any such appeal, if made, will be successful.
     If we are unsuccessful in maintaining our NASDAQ listing, then we may pursue listing and trading of our common stock on the Over-The-Counter Bulletin Board or another securities exchange or association with different listing standards than NASDAQ. We anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:
•	the liquidity of our common stock;

•	the market price of our common stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended September 30, 2008, we issued warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $4.93 per share and an aggregate exercise price of $493,000 in an unregistered transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. During the quarter ended September 30, 2008, we also issued a warrant to purchase 5,000 shares of our common stock at an exercise price of $3.60 per share and an aggregate exercise price of $18,000 in an unregistered transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
     Between October 1, 2008 and October 31, 2008, we sold, in a private placement, an aggregate of 1,230,280 shares of our common stock and warrants (the “Warrants”) to purchase 369,084 shares of our common stock for aggregate gross cash proceeds of approximately $2.14 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $2.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.
     In connection with the Private Placement, we paid to a finder who introduced certain investors to us aggregate cash fees of $24,325 and warrants to purchase 24,325 shares of common stock at a weighted average exercise price of $1.95 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement.
     The purchasers of the securities have been granted “piggyback” registration rights to participate in certain registrations that we may effect.
     The sales of the above securities were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. All recipients were accredited investors, as such term is defined in the Securities Act and the regulations promulgated thereunder. The recipients of securities in the private placement represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 4.	Submission of Matters to a Vote of Security Holders
     The information required by this section is incorporated by reference to Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter end June 30, 2008, as filed with the Commission on August 14, 2008.

Item 6.	Exhibits

Exhibit No.		Exhibit Description

3.1	(6)	Amended and Restated Articles of Incorporation of the registrant, as amended.

3.2	(9)	Articles of Amendment to the Articles of Incorporation of the registrant

3.3	(8)	Amended and Restated Bylaws

4.1	(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant

10.1**	(1)	1999 Officers and Employees Stock Option Plan

10.2**	(1)	1999 Directors and Consultants Stock Option Plan

10.3	(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan

10.4	(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan

10.5**	(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.

10.6	(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.7	(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.

10.8	(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.

10.9	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt

10.10	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.

10.11	(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.

10.12	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.13	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.14	(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.

10.15	(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership

10.16	(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster

10.17	(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***

10.18	(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.

10.19	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.20	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino

Exhibit No.		Exhibit Description

10.21	(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.

10.22	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor

10.23	(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.24	(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt

10.25	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.26	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.

10.27**	(10)	Bioheart, Inc. Omnibus Equity Compensation Plan

10.28*		Form of Warrant Agreement for October 2008 Private Placement

10.29*		Form of Registration Rights Agreement for October 2008 Private Placement

31.1*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates management contract or compensatory plan.

***	Portions of this document have been omitted and were filed separately with the SEC on August 9, 2007 pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 5, 2007

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.
Date: November 14, 2008	By:	/s/ William H. Kline
William H. Kline
Chief Financial Officer and Principal Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description

10.28	Form of Warrant Agreement for October 2008 Private Placement

10.29	Form of Registration Rights Agreement for October 2008 Private Placement

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002