Form 10-K
period 2008-12-31
BIOHEART, INC.
filed 2009-04-15
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the NASDAQ Capital Market as of June 30, 2008, was approximately $23.6 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of April 3, 2009 was 17,007,850.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof)

BIOHEART, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2008

PART I
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
Item 1. Business
Overview
     We are committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Our goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations.
Biotechnology Product Candidates
     Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We have been approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having sufficient data to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.
     We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. To date, approximately 50 patients have been enrolled in the MARVEL Trial. We currently anticipate that we will file with the FDA an amendment to the clinical protocol for the MARVEL Trial by the end of June 2009 to seek to use, mobile cardiac telemetry monitor recorders. Provided that the protocol amendment is approved by the end of July 2009 and we are able to secure $5.0 million of additional capital by the end of June 2009, we currently intend to seek to enroll and treat approximately 150 patients in the MARVEL Trial by the end of the fourth quarter of 2009. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in the second quarter of 2010. If we are unable to secure additional capital by the end of June 2009, we expect to explore our strategic options, including potentially suspending or slowing down enrollment in the MARVEL Trial. As part of this evaluation process, we expect that we would analyze whether to focus resources towards the development, commercialization and/or distribution of certain of our other product candidates, including, but not limited to MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional potentially therapeutic growth proteins and certain intelligent devices. In the event we make a determination to suspend or slow enrollment in the MARVEL Trial, we anticipate that we would continue to use our resources, to the extent available, to collect follow-up data on the patients treated to date in the MARVEL Trial.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200™ tissue processing system, and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200™ announced on November 13, 2008 that the TGI 1200™ had been certified with a CE Marking, thus making the system available throughout the European marketplace. Additionally, Tissue Genesis has been seeking 510(k) approval of the TGI 1200™ for laboratory use from the FDA. Tissue Genesis was recently informed by the FDA that it does not believe the use of the TGI 1200™ as a laboratory device is eligible for the 510(k) regulatory pathway. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued for the TGI 1200™ device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
Intelligent Devices — Distribution Agreements
     Effective as of October 30, 2008, we entered into a distribution agreement with Monebo Technologies, Inc. (“Monebo”) pursuant to which we were granted non-exclusive rights to distribute Monebo’s CardioBelt™ system throughout North America and Western Europe. This system provides ECG monitoring to heart patients from the comfort of their own home. We are required to meet certain annual minimum purchase commitments under the distribution agreement. The agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon 180 days notice for any reason or by either party immediately upon the other party’s uncured default. In addition, Monebo may terminate the agreement in the event we do not satisfy our annual minimum purchase commitment. We intend to commence distribution of the CardioBelt™ system during the second quarter of 2009.
     In connection with the distribution agreement, we also entered into a Master Software License Agreement with Monebo pursuant to which Monebo granted us a non-exclusive, non-sublicensable, non-transferable license to certain software and algorithms to be used in connection with the CardioBelt™ system. We paid Monebo an upfront cash fee for this license and will be required to pay certain additional fees upon installation. We will also be required to pay to Monebo royalty fees per patient and software maintenance fees.
     Effective as of April 3, 2008, we entered into a distribution agreement with RTX Healthcare A/S (Denmark) (“RTX”) pursuant to which we secured worldwide, non-exclusive distribution rights to the Bioheart 3370 Heart Failure Monitor, an interactive and simple-to-use at-home intelligent device designed specifically to improve available healthcare to patients outside hospitals who are suffering from heart failure. The device, manufactured by RTX, has 510(k) market clearance from the FDA for marketing in the United States and CE mark approval for marketing in Europe and other countries that recognize European approval. The compact Bioheart 3370 Heart Failure Monitor engages patients through personalized daily interactions and questions, while collecting vital signs and transmitting the information directly into a database. The data are regularly monitored by a remotely located medical professional, who watches for any abnormal readings that may signal a change in the patient’s health status. These changes are reported back to the treating physician. We do not have any minimum purchase commitment under the agreement. However, the per unit purchase price payable by us is inversely related to the number of units we purchase per annum. The distribution agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon the other party’s default.

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
MyoCell
     MyoCell is a clinical therapy intended to improve cardiac function and designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We have entered into an agreement with a Johnson & Johnson company to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell in the MARVEL Trial.
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
     Interim data from the SEISMIC Trial was presented by the lead investigator of the trial on January 18, 2007 at the Third Annual International Conference on Cell Therapy for Cardiovascular Diseases and was subsequently published in EuroIntervention Supplement B by the lead investigator and other contributing authors. The purpose of the SEISMIC trial was to assess the safety and efficacy of MyoCell delivered via MyoCath. The lead investigator for the SEISMIC Trial presented data for 16 treated patients and nine control group patients for which at least one-month follow-up data was available. He reported on three efficacy endpoints: Six-Minute Walk Distance scores, NYHA Class and left ventricular ejection fraction, or LVEF. In the EuroIntervention article summarizing the same data presented by the lead investigator, the authors noted that, although complete efficacy data are not yet available and safety data are not yet fully adjudicated, these preliminary results suggested that myoblast therapy for heart failure is largely safe and effective. The authors further indicated that (i) the risk of irregular heartbeats is largely manageable with close observation and prophylactic use of ICDs and anti-arrhythmic drug therapy and (ii) when irregular heartbeats do occur, they typically appear during the first months following implantation and can largely be mitigated with appropriate medical management. According to the authors, patients treated with MyoCell also tend to show improvement in quality of life and mechanical function over time, as evidenced by previously completed clinical studies and the initial reported trends from the interim SEISMIC Trial data. Eighteen treated patients in the MYOHEART and SEISMIC Trials experienced serious adverse events, including three patient deaths, in the follow-up period. However, other than irregular heartbeats, patients in these clinical trials have not experienced a larger number of serious adverse events than would be expected to be experienced by patients of similar clinical status. We continue to receive interim data from the SEISMIC Trial, which data, summarized in more detail below, appear to be generally consistent with the interim data presented in January 2007.
     We believe additional testing must be completed before we will, if ever, have sufficient data to apply for and reasonably expect to receive regulatory approval of MyoCell. With the final SEISMIC Trial data being generally consistent with the interim data, we filed in the fourth quarter of 2008 for approval for reimbursement from various European bodies to market MyoCell to treat the Class III Subgroup. Provided that we are able to secure additional capital within the next three months, we intend to seek to enroll and treat approximately 150 patients in the MARVEL Trial by the end of the fourth quarter of 2009. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in the second quarter of 2010. If the final safety and efficacy results provide what we believe is significant evidence that MyoCell is safe and effective, we anticipate submitting such data to the FDA to obtain regulatory approval of MyoCell. However, we face the risks that future clinical test results will not assist us in demonstrating the safety and efficacy of MyoCell and that the results of subsequent testing will not corroborate earlier results.
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
     We believe the market for treating patients in NYHA Class II or NYHA Class III heart failure is significant. According to the AHA Statistics and the European Society of Cardiology Task Force for the Treatment of Chronic Heart Failure, in the United States and Europe there are approximately 5.2 million and 9.6 million, respectively, patients with heart failure. The AHA Statistics further indicate that, after heart failure is diagnosed, the one-year mortality rate is high, with one in five dying and that 80% of men and 70% of women under age 65 who have heart failure will die within eight years. We believe that approximately 60% of heart failure patients are in either NYHA Class II or NYHA Class III heart failure based upon a 1999 study entitled “Congestive Heart Failure Due to Diastolic or Systolic Dysfunction — Frequency and Patient Characteristics in an Ambulatory Setting” by Diller, PM, et. al.
Business Strategy
     Our principal objective is to become a leading heart failure company that discovers, develops and commercializes novel, autologous cell therapies, and related devices, for the treatment and improved care of patients suffering from chronic and acute heart damage as well as lower limb ischemia. We seek to be the “GO TO” technology partner for heart failure specialists and their patients. The number of heart failure patients is expected to increase from 25 million worldwide today to over 50 million in five years. Our focus is on serving these patients. To achieve this objective, we plan to pursue the following key strategies:
•	Obtain initial regulatory approval of MyoCell and/or MyoCell SDF-1 by targeting patients with severe heart damage. In July 2007, we treated the final patient in the Phase II SEISMIC Trial, which was comprised of 40 patients, including 26 treated patients. With the final SEISMIC Trial data being generally consistent with the interim data, we filed in the fourth quarter of 2008 for approval for reimbursement from various European bodies to market MyoCell to treat the Class III Subgroup. The SEISMIC study results demonstrated that 94% of MyoCell treated patients improved or did not worsen in heart failure class while only 6% worsened, while in the control group receiving only drugs 42% worsened. 84% of MyoCell treated patients improved or did not worsen in exercise capacity and only 16% worsened, while 69% of the control patients worsened. The average improvement in 6 minute walk was 62 meters. This compares very favorably with the current gold standard in advanced heart failure treatemtn, Bi-V pacing, where they achieved 16 to 20 meters improvement over control patients in the Phase II MIRACLE trial that led to commercial approval of this product. By targeting a class of patients for whom existing therapies are very expensive, unavailable or not sufficiently effective, we hope to expedite regulatory approval of MyoCell and/or MyoCell SDF-1. Assuming our U.S. clinical trial experience is comparable to our experience to date in European trials, we anticipate utilizing a similar strategy in our efforts to secure U.S. regulatory approval of our MyoCell and/or MyoCell SDF-1 product candidates. We currently have 35 sites engaged in a Phase II/II study for MyoCell and are in the process of initiating a dose escalation study for the 2nd generation MyoCell SDF-1. We have announced that when one month data is available on 15 patients in this MyoCell SDF-1 study, we intend to apply to the FDA to move this composition into a Phase II/III study.

•	Obtain regulatory approval of MyoCell and/or MyoCell SDF-1 to treat patients with less severe heart damage. If we obtain initial regulatory approval of MyoCell for the Class III Subgroup, we intend to continue to sponsor clinical trials in an effort to demonstrate that MyoCell and/or MyoCell SDF-1 should receive regulatory approval to treat all patients in NYHA Class II, NYHA Class III and NYHA Class IV heart failure and, provided we believe we have a reasonable basis to support such an indication, we intend to seek regulatory approval for these patients.

•	Continue market release of the Bioheart 3370 heart failure monitoring products and services utilizing our proprietary software program. These products are fully approved for commercial sale both in the United States and Europe. The Centers for Medicaid & Medicare Services, or CMS, has approved reimbursement for home monitoring with this product. The Bioheart 3370 monitor can receive up to 17 Bluetooth® signals at the same time from compatible monitoring devices. We are building a catalog of approved and reimbursable compatible monitoring products to complement the Bioheart 3370 and to build our sales revenue further. We have set up through collaboration with a third party a 24-hour call center which is staffed by a qualified heart failure nurse at all times to monitor all information coming in from the patients. Our software is unique in that it converts the words from the electronic heart failure questionnaire to numbers for better trending analysis. Our data management software has a green light, yellow caution light, red warning light system which allows physicians and nurses to monitor all their patients conveniently. We can send this information to a doctor’s BlackBerry® or iPhone® to allow for remote monitoring. Our leading competitor only offers the option of a black and white fax transmission to one location once a day.

•	Continue market release of the Bioheart-Monebo CardioBelt to monitor patients hearts. The Bioheart-Monebo CardioBelt communicates via Bluetooth® with our Bioheart 3370 at home heart failure monitoring system to provide 16 parameter analysis of the electrical activity of a patients heart.

•	Continue market release of Bioheart TGI 1200 bedside apparatus for preparing stem cells and endothelial progenitor cells from adipose tissue which has received CE Mark commercial approval with our corporate partner, Tissue Genesis, Inc. We are currently initiating studies for the applications of lower limb ischemia, Acute MI and chronic ischemia which are necessary to obtain reimbursement codes for these indications of use.

•	Continue to develop our pipeline of cell-based therapies and related devices for the treatment of chronic and acute heart damage. In parallel with our efforts to secure regulatory approval of MyoCell, we intend to continue to develop and test other product candidates for the treatment of chronic and acute heart damage. These efforts are expected to initially focus on our Bioheart Acute Cell Therapy, TGI 1200, MyoCell SDF-1, MyoCath and MyoCath II product candidates.

•	Develop our sales and marketing capabilities. In advance of U.S. regulatory approval of our MyoCell product candidate, we intend to internally build a sales force to cover the U.S. market and to utilize dealers in foreign markets which we anticipate will market MyoCell, MyoCell SDF-1 and our heart failure focused products primarily to interventional cardiologists and heart failure specialists.

•	Continue to refine our MyoCell and MyoCell SDF-1 cell culturing processes. We are seeking to automate a significant portion of our cell culturing processes in an effort to further reduce our culturing costs and processing times. In addition, we are seeking to further optimize our processing times by building our facilities, or contracting with a small number of cell culturing facilities, in strategic regional locations.

•	Expand and enhance our intellectual property rights. We intend to continue to expand and enhance our intellectual property rights.

•	License, acquire and/or develop complementary products and technologies. We intend to strengthen and expand our product development efforts through the license, acquisition and/or development of products and technologies that support our business strategy. We are actively working on acquiring or developing with a partner and implantable heart failure sensor that is compatible with our Bioheart 3370 heart failure monitoring system and a heart pump on a catheter. We are also seeking a corporate partner to fund the development of our patented_MyoStim bi-ventricular pacemaker with additional lead for enhancing cell transplantation and our Bioheart AcBIO SVAD left ventricular assist device developed in collaboration with our Korean partners. We are working to conclude a distribution rights agreement to the AcBIO TPLS True Pulsatile Life Support system, developed by our Korean partners, that has CE Mark commercial approval.

•	Sell rights to our non-core intellectual property and product developments to increase cash available for core heart failure focused developments; AortaCell, MyoValve, BioPace and EndoCell.
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
     The risk of hospitalization and death increases as patients progress through the various stages of heart failure. The risk of hospitalization due to heart failure for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.2, 2.3 and 3.7 times greater than for patients in NYHA Class I heart failure according to a 2006 American Heart Journal article entitled “Higher New York Heart Association Classes and Increased Mortality and Hospitalization in Patients with Heart Failure and Preserved Left Ventricular Function” by Ahmed, A et al. Similarly, according to this same article, the risk of death from all causes for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.5, 2.6 and 8.5 times greater than for patients in NYHA Class I heart failure.
     The following chart illustrates the various stages of heart failure, their NYHA classifications and the associated current standard of treatment.

NYHA
Class	NYHA Functional Classification(1)	Specific Activity Scale(2)(3)	Current Standard of Treatment(4)
I	Symptoms only with above normal physical	Can perform more than 7 metabolic	ACE Inhibitor, Beta-Blocker
	activity	equivalents
II	Symptoms with normal physical activity	Can perform more than 5 metabolic	ACE Inhibitor, Beta-Blocker, Diuretics
equivalents
III	Symptoms with minimal physical activity	Can perform more than 2 metabolic	ACE Inhibitor, Beta-Blocker, Diuretics,
		equivalents	Digoxin, Bi-ventricular pacers
IV	Symptoms at rest	Cannot perform more than 2 metabolic	ACE Inhibitor, Beta-Blocker, Diuretics,
		equivalents	Digoxin, Hemodynamic Support, Mechanical
Assist Devices, Bi-ventricular pacers,
Transplant

(1)	Symptoms include fatigue, palpitations, shortness of breath and chest pain; normal activity is equivalent to walking one flight of stairs or several blocks.

(2)	Based upon the Goldman Activity Classification of Heart Failure, which classifies severity of heart failure based on estimated metabolic cost of various activities; the four classes of the Goldman Activity Classification system correlate to the NYHA Classes.

(3)	7 metabolic equivalents = shovel snow, carry 24 lbs. up 8 stairs, recreational sports; 5 metabolic equivalents = garden, rake, dance, walk 4 mph on level ground, have intercourse; 2 metabolic equivalents = shower without stopping, strip and make bed, dress without stopping.

(4)	Source: American College of Cardiology/ American Heart Association 2005 Guideline Update for the Diagnosis and Management of Chronic Heart Failure in the Adult.
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

     The MyoCell injection process is a minimally invasive procedure which presents less risk and considerably less trauma to a patient than conventional (open) heart surgery. Patients are able to walk immediately following the injection process and require significantly less time in the hospital compared with surgically treated patients. In the 69 patients who have received MyoCell injections delivered via percutaneous catheter, only two minor procedure-related events (2.9%) have been reported. In both cases, however, no complications resulted from the event, with the patients in each case remaining asymptomatic at all times during and after the procedure.
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
Clinical Trials and Planned Clinical Trials of MyoCell
     Several clinical trials have been conducted for the purpose of demonstrating the safety and efficacy of MyoCell and MyoCath. We have sponsored six clinical trials and two registry studies of MyoCell involving 83 enrollees, including 69 treated patients and 14 control patients who received only optimal medical therapy. In addition to studies we have sponsored, we believe myoblast-based clinical therapies have been the subject of at least eleven clinical trials involving more than 325 enrollees, including at least 235 treated patients. We believe additional testing must be completed before we will, if ever, have sufficient data to apply for and reasonably expect to receive regulatory approval of MyoCell. We face the risks that future clinical trial results will not assist us in demonstrating the safety and efficacy of MyoCell and that the results of subsequent testing will not corroborate earlier results.
     The following table summarizes our planned, ongoing and completed clinical trials of MyoCell. In addition to delivery via MyoCath, MyoCell has been tested in certain trials using MyoStar and Medtronic’s TransAccess™ catheter, or the TransAccess catheter.
U.S. Focused Clinical Trials

	Number of	Clinical Trial
Clinical Trial	Patients	Sites	Objective	Status
MARVEL (Phase II/III Clinical Trial)	330 anticipated, including 110 controls	35 sites in the United States and up to 15 sites in Europe anticipated	Designed to be a double-blind, randomized, placebo-controlled, multicenter trial to evaluate the safety and efficacy of MyoCell delivered via MyoStar	MyoCell implantation procedure completed on first patient in October 2007; six-month interim data anticipated in the second quarter of 2010 and final trial results anticipated in the fourth quarter of 2010
MYOHEART (Phase I Clinical Trial)	20	5 sites in the United States	Phase I dose escalation study to assess safety, feasibility and efficacy of MyoCell delivered via MyoCath	Trial commenced in 2003; treatment of all 20 patients completed in October 2006; final twelve-month data presented in January 2008
European Clinical Trials

	Number of	Clinical Trial
Clinical Trial	Patients	Sites	Objective	Status
SEISMIC (Phase II Clinical Trial)	40, including 14 controls	12 sites in the Netherlands, Germany, Belgium, Spain, Poland and the United Kingdom	Phase II European study to assess the safety and efficacy of MyoCell delivered via MyoCath	Trial commenced in November 2005; treatment of all patients completed in July 2007; final results completed in March 2008
Phase I/ II Clinical Trial	15	3 sites in the Netherlands, Germany and Italy	Phase I/II European study to assess the safety and efficacy of MyoCell	Trial commenced in 2002; twelve-month follow-up completed in June 2004
Netherlands Pilot Trial	5	1 site in the Netherlands	Pilot study to assess safety and feasibility of MyoCell	Trial commenced in 2001; six-month follow-up completed in October 2003
2002 Trial	3	1 site in the Netherlands	Designed to evaluate the safety and efficacy of MyoCell delivered via the TransAccess catheter	Trial commenced in 2002; discontinued upon Transvascular’s acquisition by Medtronic
Other Clinical Trials

	Number of	Clinical Trial
Clinical Trial	Patients	Sites	Objective	Status
Partial Reimbursement Registry Studies	Up to 10 in the next two years	6 sites in Korea, Mexico, Switzerland, The Bahamas, Singapore and South Africa anticipated	Designed to generate additional safety and efficacy data and revenues	Requisite regulatory approval to conduct trials received at all sites; contracts in place with an institution in each of Mexico, the Bahamas, Switzerland and Korea; MyoCell implantation procedure completed for four patients in Korea and one patient in Mexico

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

Metric	Description
NYHA Class	The NYHA heart failure classification system is a functional and therapeutic classification system based on how much cardiac patients are limited during physical activity.
Six-Minute Walk Distance	Six-Minute Walk Distance is an objective evaluation of functional exercise capacity which measures the distance a patient can walk in six minutes. The distance walked during this test has been shown to correlate with the severity of heart failure.
LVEF	LVEF is a measure of the heart’s efficiency and can be used to estimate the function of the left ventricle, which pumps blood to the rest of the body. The LVEF is the amount of blood pumped divided by the amount of blood the ventricle contains. A normal LVEF is more than 55% of the blood volume. Damage to the heart impairs the heart’s ability to efficiently pump and therefore reduces LVEF.
Quality of Life	Quality of Life is evaluated by patient questionnaire, which measures subjective aspects of health status in heart failure patients.
Number of Hospital Admissions and Mean Length of Stay	The Number of Hospital Admissions and Mean Length of Stay measure the aggregate number of times that a patient is admitted to the hospital during a defined period and the number of days a patient remains in the hospital during each such admission.
Total Days Hospitalized	The Total Days Hospitalized measures the aggregate number of days a patient is admitted to the hospital during a defined period.
End-Systolic Volume	End-Systolic Volume is a measurement of the adequacy of cardiac emptying, related to the function of the heart during contraction.
End-Diastolic Volume	End-Diastolic Volume is the amount of blood in the ventricle immediately before a cardiac contraction begins and is used as a measurement of the function of the heart at rest.
LV Volume	Left Ventricular Volume, or LV Volume, is measured in terms of left ventricular End-Diastolic Volume and left ventricular End-Systolic Volume. Both measure the reduction in volume of blood in the left ventricle of the heart following expansion and contraction, respectively. Reduction in volume generally is reflective of positive ventricular remodeling and improvement in the heart’s ability to circulate oxygenated blood through the arteries.
Wall Motion	Wall Motion is a test designed to show whether the heart is receiving adequate quantities of oxygen-rich blood. Wall motion is generally measured by a stress echocardiography test.
Cardiac Output	Cardiac Output is a measure of the amount of blood that is pumped by the heart per unit time, measured in liters per minute.
BNP Level	B-Type Natriuretic Peptide, or BNP, is a substance secreted from the ventricles or lower chambers of the heart in response to changes in pressure that occur when heart failure develops and worsens. The level of BNP in the blood increases when heart failure symptoms worsen and decreases when the heart failure condition is stable.

MARVEL Phase II/III Clinical Trial in the United States, Canada and certain countries in Europe
     The MARVEL Trial is designed to be a double-blind, randomized, placebo-controlled multicenter trial to evaluate the safety and efficacy of MyoCell delivered via MyoStar. We submitted our amended IND application setting forth the proposed protocol for this clinical trial to the FDA in November 2006. In July 2007, we submitted to the FDA an additional amendment to the trial protocol and, in August 2007, we received clearance from the FDA to proceed with the trial. This study is planned to include 330 patients, including 110 controls, at 35 sites in the United States and up to 15 sites in Europe. Our primary and secondary endpoints will be measured at three months and six months following treatment. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007.
     We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. To date, approximately 50 patients have been enrolled in the MARVEL Trial. We currently anticipate that we will file with the FDA an amendment to the clinical protocol for the MARVEL Trial by the end of June 2009 to, among other things, seek to use, as part of the patient protocol, mobile cardiac telemetry monitor recorders. Provided that the protocol amendment is approved by the end of July 2009 and we are able to secure $5.0 million of additional capital by the end of June 2009, we currently intend to seek to enroll and treat approximately 150 patients in the MARVEL Trial by the end of the fourth quarter of 2009. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in the second quarter of 2010. If we are unable to secure additional capital by the end of June 2009, we expect to explore our strategic options, including potentially suspending or slowing down enrollment in the MARVEL Trial. In the event we make a determination to suspend or slow enrollment in the MARVEL Trial, we anticipate that we would continue to use our resources, to the extent available, to collect follow-up data on the patients treated to date in the MARVEL Trial.
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
     The MARVEL Trial will measure the following safety and efficacy endpoints of the MyoCell treatment:

Primary Safety	Primary Efficacy	Secondary Efficacy	Tertiary Efficacy
Endpoint	Endpoints	Endpoints	Endpoints

Number of serious adverse events in treatment group as compared to control group	Change in Six-Minute Walk Distance from baseline to six months as compared to control group, or

Quality of Life scores assessed using Minnesota Living with Heart Failure questionnaire from baseline to six months as compared to control group	Total Days Hospitalized in treatment group as compared to control group

Cause-specific hospitalizations in treatment group as compared to control group

Proportion of patients with an improved NYHA
Class from baseline to six months as compared to control group	Total cost and healthcare utilization within six months

Time to death or CHF hospitalization

Change in degree of mitral regurgitation from baseline to six months

Change in Six-Minute Walk Distance from baseline to three months as compared to control group

Primary Safety	Primary Efficacy	Secondary Efficacy	Tertiary Efficacy
Endpoint	Endpoints	Endpoints	Endpoints
Total days alive out of hospital over the six-month study period

Change in LVEF from baseline to six months as compared to control group

Change in LV Volume and wall motion from baseline to six months as compared to control group

Change in BNP Level from baseline to six months as compared to control group	Quality of Life scores assessed using Minnesota Living with Heart Failure questionnaire from baseline to three months as compared to control group

Proportion of patients with improved NYHA Class from baseline to three months as compared to control group
Pipeline
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

Candidate	Proposed Use or Indication	Status/Phase	Comments
Bioheart 3370 Heart Failure Monitor	At home monitoring for monitoring for heart failure patients	510(k) and CE mark approved. Fully coded for US reimbursement	Currently distributing to heart failure patients in US
Bioheart-Monebo CardioBelt™	Monitoring the electrical activity of a patient’s heart	510(k) and CE mark approved. Fully coded for US reimbursement	Expect to begin distribution by the end of the second quarter of 2009
TGI 1200 Adipose Tissue Processing System	Fully automated device for the rapid processing of patient derived fat tissue for use in Acute MI, Lower Limb Ischemia and Chronic Ischemia	CE mark approved	Commercialization and distribution in EU commenced in the first quarter of 2009; Anticipate beginning physician sponsored trials in the US by the end of the third quarter of 2009
MyoCell SDF-1	Autologous cell therapy treatment for severe chronic damage to the heart; cells modified to express angiogenic factors	IND application filed in May 2007. Additional animal studies complete. Resubmitting to FDA by end of April 2009.	Assuming approval of IND resubmission, anticipate commencing Phase I clinical trials by the end of the third quarter of 2009
MyoCath	Disposable endoventricular catheter used for the delivery of biologic solutions to the myocardium	Used in European Phase II clinical trials of MyoCell; used in Phase I clinical trials of MyoCell	Anticipate seeking certification to apply the CE mark for commercial sale and distribution within the European Union in 2010 provided we enter into a long term manufacturing contract with an entity that satisfies the requirements of the International Standards Organization

Candidate	Proposed Use or Indication	Status/Phase	Comments
MyoCath II	Second generation disposable endoventricular catheter modified to provide multidirectional cell injection and used for the delivery of biologic solutions to the myocardium	Preclinical	Laboratory studies currently being conducted; commenced animal studies in the third quarter of 2007
BioPace	Treatment of chronic abnormal heart rhythm due to electrical disturbances in the upper chambers of the heart	Preclinical	Preclinical development by Bioheart
     Bioheart 3370 Heart Failure Monitor
     The compact Bioheart 3370 Heart Failure Monitor engages patients through personalized daily interactions and questions, while collecting vital signs and transmitting the information directly into a database. It is uniquely available through hook-up to regular telephone lines. The data are regularly monitored by a remotely located medical professional, who watches for any abnormal readings that may signal a change in the patient’s health status. These changes are reported back to the treating physician. The monitor collects data from a range of vital sign monitoring devices such as weight scales, blood pressure monitors and provides for secure data transmission to an HTTP server on the Internet. The monitor is designed with unique features that make the device state-of-the-art for system integrators working the area of home monitoring, e-health and remote disease management. Regular data input and monitoring enables the health care team to detect signs and symptoms of change as they occur.
     Bioheart-Monebo CardioBelt
     The Bioheart-Monebo system allows heart patients to be monitored from the comfort of their own home. The system consists of the easy-to-use CardioBelt™ ECG Acquisition Device and ECGAnalyzer™ Monitoring Software. It is designed for patient ease of use, and to allow health care professionals to quickly obtain accurate information on their patient’s ECG. The ECGAnalyzer Decision Support System is designed to aid health care professionals to interpret ECG data and risk-stratify their patients. It can be used in a real-time application or for post-processing and will run in any PC or server-based environment. ECGAnalyzer displays the ECG waveform, makes the critical measurements, and performs rhythm interpretation on up to 16 different rhythms. Utilizing the Kinetic™ family of ECG Algorithms, it provides highly accurate results. Additionally, a health care professional may set threshold limits for each measured parameter, helping to risk-stratify the patients for further follow-up. ECGAnalyzer can be used in conjunction with the CardioBelt ECG Acquisition Device, or as a stand-alone device to interpret up to 16 leads of ECG data.
     TGI 1200 Adipose Tissue Processing System
     We are seeking to develop the TGI 1200, a patient-derived cell therapy for the treatment of acute MI utilizing Bioheart’s TGI 1200 adipose tissue processing system. Unlike MyoCell, which is intended to be used to treat severe heart damage months or even years after a heart attack, the TGI 1200 is being designed to be used for the treatment of heart muscle damage immediately following a heart attack. We hope to demonstrate that the injection of endothelial progenitor and stem cells derived from fat tissue by the TGI 1200 is a safe and effective means of limiting or reversing some of the effects of acute MI and preventing or slowing a patient’s progression from MI to CHF. Fat tissue is an abundant and readily available source of endothelial progenitor and stem cells and is easily extractable from a patient using minimally invasive techniques. When approved in the U.S., we intend to market the TGI 1200 primarily to interventional cardiologists. We are now enlisting practitioners in Europe and the Middle East.
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
     We have developed a proposed pathway for seeking regulatory approval of the TGI 1200. Preclinical studies involving pigs testing the safety and efficacy of the TGI 1200 commenced in the first quarter of 2007 at Indiana University and were completed in the fourth quarter of 2007. A preclinical study involving the injection of adipose-derived stem cells (ADSCs) into the myocardium (heart muscle tissue) of infarcted rats, was completed in August 2008 at the Jordan University of Science and Technology in Irbid, Jordan by medical and veterinary doctors from that institution and the University of Jordan in Amman, Jordan. The results from the study are indicative of cardiomyocyte regeneration and suggest that the injection of ADSCs after AMI may have the potential to help the infarcted heart return to normal function. Bioheart is seeking to begin Physician sponsored trials in the US and expects these trials to commence in the third quarter of 2009.
     Tissue Genesis has received CE mark commercial approval for the TGI 1200 device.  We are currently initiating studies in Europe and other countries that recognize CE mark approval for the applications of lower limb ischemia, Acute MI and chronic ischemia which are necessary to obtain reimbursement codes for these indications of use.
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
     We filed an IND application in May 2007 for Phase I clinical trials of MyoCell SDF-1 and received comments from the FDA in August and December of 2007. We have recently completed additional preclinical studies as requested by the FDA and intend to resubmit to the FDA by the end of April 2009. Assuming FDA approval of the protocol for a Phase I clinical trial of MyoCell SDF-1 in 2009, we hope to begin enrolling patients in the Phase I clinical trial during 2009. Earlier this year, Bioheart approached the National Heart, Lung and Blood Institute of the National Institutes of Health to discuss the possibility of their Cardiovascular Cell Therapy Research Network Centers to participate in this new clinical trial.
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
     In addition, we work with a number of third parties within and outside the United States on various research and product development projects, including:
•	preclinical small and large animal testing for product candidate enhancements and pipeline product candidate development; and

•	contract research for clinical and preclinical testing of our pipeline product candidates.
Cell Culturing
     We have an approximately 2,000 square foot cell culturing facility at our headquarters in Sunrise, Florida. We began culturing cells at this facility for preclinical uses in the third quarter of 2006. Upon commencement of the MARVEL Trial in the fourth quarter of 2007, we began culturing cells at this facility for clinical uses. We believe our cell culturing facility and processes comply with cGMP standards.

     Over the last three years, we have significantly improved our ability to:
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
     We have historically met and, with respect to the cell culturing of our product candidates in Europe, expect to meet, our cell culturing needs internally or by contracting with third party manufacturers.
     In February 2008, we entered into an exclusive supply agreement with Bioheart Manufacturing, Inc., or BHM, for all cultures that are used in cellular based therapies in Republic of Korea, China, Singapore, and Thailand. BHM has a manufacturing facility in Korea that has the capacity to provide cGMP production of myoblast cells for commercial use or in clinical trials. Pursuant to the supply agreement, BHM has agreed to provide us with MyoCell cell culturing at a certain cost per culture. We have no minimum purchase obligation under the supply agreement. Either party may terminate the supply agreement upon the other party’s insolvency or the other party’s material default or breach of any provision of the supply agreement.
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
     As of the date of this report, CMS has agreed to reimburse some of the costs at the centers that are participating in the MARVEL Trial. Specifically, CMS will reimburse costs deemed “routine” in nature for patients suffering from heart failure. Examples of these reimbursable costs include, but are not limited to, costs associated with physical examination of the patients, x-rays, holter monitoring, MUGA scan and echocardiography. However, at present, CMS reimbursement does not cover the cost of MyoCell implantation.
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

Patents and Proprietary Rights
     We own or hold licenses or sublicenses to an intellectual property portfolio consisting of approximately 19 patents and 19 patent applications in the United States, and approximately 12 patents and 57 patent applications in foreign countries, for use in the field of heart muscle regeneration. References in this report to “our” patents and patent applications and other similar references include the patents and patent applications that are owned by us, and references to patents and patent applications that are “licensed” to us and other similar references refer to patents, patent applications and other intellectual property that are licensed or sublicensed to us.
     The following provides a description of patents and pending patent applications we license or own and is not intended as an assessment of the claims, limitations or scope of any of the patents or patent applications, or their ultimate applicability to any of our products.

Expiration Date Assuming
Patent	Subject Matter	Potential Application(s)	No Patent Extension
US5,130,141 (licensed)	Compositions for and methods of treating muscle degeneration and weakness	MyoCell	July 14, 2009
US5,972,013 (licensed)	Direct Pericardial Access Device with Deflecting Mechanism and Method	MyoCath; MyoCath II	Sep. 19, 2017
US6,241,710 (licensed)	Hypodermic Needle with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019
US6,547,769 (licensed)	Catheter Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019
US6,855,132 (licensed)	Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019 (with 101 day adjustment: Mar. 30, 2020)
US6,949,087 (licensed)	Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019

Patent Application	Subject Matter	Related Product(s)
WO 04/056186 (US03/34411)(PCT) (licensed)	Cell-Based VEGF Delivery	MyoCell SDF-1
US2004/0037811 (licensed)	Stromal Cell-Derived Factor-1 Mediates Stem Cell Homing and Tissue Regeneration in Ischemic Cardiomyopathy	MyoCell SDF-1
WO 04/017978 (US03/26013) (PCT) (licensed)	Stromal Cell-Derived Factor-1 Mediates Stem Cell Homing and Tissue Regeneration in Ischemic Cardiomyopathy	MyoCell SDF-1
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
     The applicability of U.S. Patent No. S5,130,141 to the commercialization of MyoCell is uncertain. It is likely, however, that the FDA will not complete review of and grant approval for the commercialization of MyoCell before this patent expires. If we determine that it might be material to the commercialization of MyoCell, we will consider seeking to collaborate with the owner(s) of that patent to assist them in obtaining an extension of the term of the patent, which is set to expire on July 14, 2009. There can be no assurance that the owners of the patent would be successful in obtaining a regular (maximum five-year) extension or interim one-year extensions (up to a maximum of five years) of the term of the patent.

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
     Our commercial success will depend to a significant degree on our ability to:
•	defend and enforce our patents and/or compel the owners of the patents licensed to us to defend and enforce such patents,to the extent such patents may be applicable to our products and material to their commercialization:

•	obtain additional patent and other proprietary protection for MyoCell and our other product candidates;

•	obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;

•	preserve company trade secrets and other intellectual property rights relating to our product candidates; and

•	operate without infringing the patents and proprietary rights of third parties.
     In addition to patented intellectual property, we also rely on our own trade secrets and proprietary know-how to protect our technology and maintain our competitive position, since patent protection may not be available or applicable to our technology. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. The agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights, which may impair our ability to protect our proprietary information or obtain patent protection in the future.
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
     Except for the litigation described in Item 3, we are not currently a party to any litigation or other adverse proceeding related to our patents, patent licenses or intellectual property rights. However, if we become involved in litigation or any other adverse intellectual property proceeding, for example, as a result of an alleged infringement, or a third party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, including treble damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business, financial condition and results of operation. In addition, any claims relating to the infringement of third party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous, if available at all.
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
     In February 2006, we signed a patent licensing agreement with the Cleveland Clinic which provides us with the worldwide, exclusive rights to three pending U.S. patent applications and certain corresponding foreign filings in the following jurisdictions: Australia, Brazil, Canada, China, Europe and Japan, or, collectively, the Cleveland Clinic IP, related to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. The term of our agreement with the Cleveland Clinic extends to the date on which the last of the Cleveland Clinic IP expires, at which time our license will become irrevocable, paid up and royalty-free. Certain terms of this patent licensing agreement were amended in March 2007 and again in March 2009.
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

	Milestone
Milestone Activity	Payment	Target Completion Date
FDA or foreign equivalent approval of an IND application covering product candidates derived from the Cleveland Clinic IP	$200,000	60 days following completion of FDA required safety study, or IND Target Completion Date of August 1, 2009
Full enrollment of an FDA approved Phase I clinical trial for the first product candidate derived from the Cleveland Clinic IP	$300,000	August 1, 2010
Full enrollment of the last clinical trial needed prior to a Biologic License Application submission to the FDA or foreign equivalent related to the first product candidate derived from the Cleveland Clinic IP	$750,000	January 31, 2013
Biologic License Application approval by the FDA (or foreign equivalent)	$1,000,000	January 31, 2014
     In August and December of 2007, we received correspondence from the FDA requesting certain additional information regarding the IND application for MyoCell SDF-1 submitted in May 2007. To provide this information, we were required to complete an additional safety study of MyoCell SDF-1. We plan to submit these data to the FDA in the second quarter of 2009.
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
Other License Agreements
     In June 2000, we entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted to us a worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement is for the life of the patents, which expire in 2015. We utilize the methods under these patents in connection with our BioPace and certain other product candidates in development. We do not have rights to patents outside the United States relating to BioPace. In addition to a payment of $55,000 we made to acquire the license, we are required to pay WBH an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the WBH IP. In order to maintain these exclusive license rights, our aggregate royalty payments in any calendar year must exceed a minimum threshold as established by the agreement. The minimum threshold was $50,000 for 2005, $100,000 for 2006, $200,000 for 2007 and 2008. This minimum threshold will remain $200,000 for 2009 and thereafter. To the extent that our annual net sales of products covered by the WBH IP do not exceed the minimum threshold for such year, we have the option of paying any shortfall in cash to WBH by the end of the applicable year or having our license to the WBH IP become non-exclusive. In addition to the patents licensed from WBH, we purchased a U.S. patent and its corresponding Japanese filing, which are directed to biological pacemakers, by assignment from Angeion Corporation on September 1, 2000.
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
Sales and Marketing
MyoCell and MyoCell SDF-1
     In advance of any expected commercial approval of our MyoCell product candidate in the United States, we intend to internally develop a direct sales and marketing force. We anticipate the team will comprise salespeople, clinical and reimbursement specialists and product marketing managers.
     We intend to market MyoCell and/or MyoCell SDF-1 to interventional cardiologists and heart failure specialists. In the typical healthcare system the interventional cardiologist functions as a “gatekeeper” for determining the course of appropriate medical care for our target patient population.
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

Medical Devices
     We recently hired an experienced Vice President of Sales and Marketing to build a U.S. sales force and sale activities have begun. Both the Bioheart 3370 Heart Failure Monitoring System and the Bioheart-Monebeo Cardiobelt have FDA 510(k) authorization to be commercially sold and have approved CMS reimbursement codes. In Europe we have CE Mark commercial approval for both the Bioheart 3370 and the Bioheart TGI-1200 Adipose Tissue Processing system. We are also in the process of concluding an agreement to distribute the AcBIO TPLS True Pulsatile Life Support System that has CE Mark approval as well. Our intention is to hire four additional sales people in the U.S. market in the near future to help target the leading heart failure centers in the U.S. Our goal is to demonstrate our products at 100 top U.S. heart failure centers by year end.
     In Canada, Mexico, South and Central America, The Caribbean, Europe, The Middle East and Far East Asia plus Australia we have initiated a process of recruiting and training distributors that will call on heart failure specialists and interventional cardiologists in their respective territories.
Collaborative Arrangements for Seeking Regulatory Approvals and Distribution of Products Outside of the United States and Europe
Korea
     On February 1, 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., the predecessor entity of BHK, Inc., or BHK, pursuant to which we and BHK agreed to create a joint venture company called Bioheart Manufacturing, Inc., or Bioheart Manufacturing, located in Korea to own and operate a cell culturing facility. The joint venture agreement contemplates that we will engage Bioheart Manufacturing to provide all cell culturing processes for our products and processes sold in Korea for a period of no less than ten years. Pursuant to the joint venture agreement, we agreed to contribute approximately $59,000 for an 18% equity interest in Bioheart Manufacturing, and BHK agreed to contribute approximately $9,592,032 for an 82% equity interest in Bioheart Manufacturing. On April 1, 2006, we entered into an in-kind investment agreement with Bioheart Manufacturing pursuant to which we agreed to provide Bioheart Manufacturing with the technology to manufacture MyoCell and MyoCath and, in exchange, received 15,090 common shares of Bioheart Manufacturing. In February 2009, our ownership interest in Bioheart Manufacturing, Inc. was reduced to approximately 6% as a result of an investment in Bioheart Manufacturing, Inc. by a third party.
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
Government Regulation
     The research and development, preclinical studies and clinical trials, and ultimately, the culturing, manufacturing, marketing and labeling of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. We believe MyoCell and our medical device products are subject to regulation in the United States and Europe as a biological product and a medical device, respectively.

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

Provided that we enter into a long term manufacturing contract with an entity that satisfies the requirements of the International Standards Organization, we anticipate that we will file an application to obtain the right to affix the CE mark to MyoCath in 2010.
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
     The field of regenerative medicine is rapidly progressing, as many organizations are initiating or expanding their research efforts in this area. We are also aware of several competitors seeking to develop cell-based therapies for the treatment of cardiovascular disease, including Aldagen, Inc., Angioblast Systems, Inc., Athersys, Inc., Baxter International, Inc., Cytori Therapeutics, Inc., MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc. (a wholly-owned subsidiary of Advanced Cell Technology, Inc.), Osiris Therapeutics, Inc., ViaCell, Inc. (a wholly-owned subsidiary of PerkinElmer, Inc.), and potentially others.
     It is our understanding that some of our large competitors have devoted considerable resources to developing a myoblast-based cell therapy for treating severe damage to the heart.
     Some organizations are involved in research using alternative cell sources, including bone marrow, embryonic and fetal tissue, umbilical cord and peripheral blood, and adipose tissue.
     We are aware of several companies which have developed or are developing similar products to the Bioheart 3370 Heart Failure Monitor and Bioheart-Monebo CardioBelt.
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
Our Executive Officers
     Set forth below are: (1) the names and ages of our executive officers at April 3, 2009, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position with the Company

Howard J. Leonhardt	47	Chairman of the Board, Chief Executive Officer and Chief Technology Officer
Scott Bromley	47	Vice President of Public Relations
Kristin Comella	32	Vice President of Research and Corporate Development
Matt Fendrich	41	Vice President of Sales and Marketing
Catherine Sulawske-Guck	40	Vice President of Administration and Human Resources
     Howard J. Leonhardt. Mr. Leonhardt is the co-founder, Chairman of the Board, Chief Executive Officer and Chief Technology Officer of Bioheart. He has served as our Chairman of the Board since our incorporation in August 1999. He resumed his position as Chief Executive Officer in July 2008 after having also served in such capacity from August 1999 until March 2007. He has served as our Chief Technology Officer since March 2007. Mr. Leonhardt also served as our Executive Chairman from March 2007 until March 2008. In 1986, Mr. Leonhardt founded World Medical Manufacturing Corporation, or World Medical, and served as its Chief Executive Officer from 1986 until December 1998 when World Medical was acquired by Arterial Vascular Engineering, Inc., or AVE. AVE was acquired by Medtronic, Inc. in January 1999. Mr. Leonhardt was the co-inventor of World Medical’s primary product, the TALENT (Taheri-Leonhardt) stent graft system. From December 1998 until June 1999, Mr. Leonhardt served as President of World Medical Manufacturing Corporation, a subsidiary of Medtronic. Scientific articles written by Mr. Leonhardt have been published in a number of publications including Techniques in Vascular and Endovascular Surgery and the Journal of Cardiovascular Surgery. Mr. Leonhardt received a diploma in International Trade from the Anoka-Hennepin Technical College, attended the University of Minnesota and Anoka-Ramsey Community College and holds an honorary Doctorate Degree in Biomedical Engineering from the University of Northern California.
     Scott Bromley. Mr. Bromley joined Bioheart in December 1999 and serves in a full-time capacity as our Vice President of Public Relations. From 1986 until 1998, Mr. Bromley was employed in the sales and marketing department at World Medical. In May 1986, Mr. Bromley co-founded Bromley Printing, Inc., a private printing and communications firm.
     Kristin Comella. Ms. Comella was appointed as our Vice President of Research and Corporate Development in December 2008. Ms. Comella joined Bioheart in September 2004 and has played a major role in managing our product development, manufacturing and quality systems. Ms. Comella has over ten years of cell culturing experience including managing the stem cell laboratory at Tulane University’s Center for Gene Therapy. Ms. Comella also developed stem cell therapies for osteoarthritis at Osiris Therapeutics. Ms. Comella holds an M.S. in Chemical Engineering from The Ohio State University.
     Matt Fendrich. Matt Fendrich joined Bioheart in November 2008 as Vice President of Sales and Marketing. Mr. Fendrich was previously Senior Product Sales Executive for Siemens Medical where he helped lead Siemens’ entryway into cardiology accounts in the United States. Prior to that, he served as Vice President Diagnostics Division of Physician Sales & Service (A PSS/World Medical Inc. Company) having been with the firm for 12 years. Mr. Fendrich has a BS in Economics from Florida State University.
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
********************************
Risks Related to Our Financial Position and Need for Additional Financing
We will need to secure additional financing in April 2009 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, we may be forced to curtail or cease our operations.
     As of March 31, 2009, we had cash and cash equivalents of approximately $200,000.
     We currently have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Bank of America (the “Guarantors”) through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.
     If we are unable to secure additional financing in April 2009, we may be forced to:
•	curtail or abandon our existing business plan,

•	reduce our headcount;

•	default on our debt obligations under the BlueCrest Loan;

•	file for bankruptcy;

•	seek to sell some or all of our assets; and/or

•	cease our operations.
If we are forced to take any of these steps, any investment in our common stock may be worthless.
     Our ability to continue to enroll patients in the MARVEL Trial in accordance with our targeted trial schedule is contingent on our ability to secure $5 million of additional capital by the end of April 2009. If we do not secure such additional capital, we anticipate that we will be required to suspend the MARVEL Trial or more significantly defer the enrollment and treatment of patients in the MARVEL Trial. Such actions will, at a minimum, delay our projected date for completing the MARVEL Trial. Since our inception, we have invested a significant portion of our efforts and financial resources in MyoCell, and depend heavily on its success. The MARVEL Trial is our only ongoing clinical trial of MyoCell and a suspension of this trial will delay, potentially significantly, our proposed timeline for seeking regulatory approval of and commercializing MyoCell.
     In the event of an uncured default of the BlueCrest Loan, the loan agreement provides that all amounts owed to BlueCrest Capital are immediately due and payable and that BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. In such event, BlueCrest Capital could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business. In the event we are forced to file for bankruptcy protection, among other things, our license agreement with the Cleveland Clinic with respect to the intellectual property related to our MyoCell SDF-1 product candidate will automatically terminate.

     Our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity in May 2010. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “— We have a substantial amount of debt...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders.
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
     Our independent registered public accounting firm has issued its report dated April 7, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.
     In early 2008, as the United States economy began to soften and fuel and other commodity prices began to rise, doubts were raised about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2008 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations.
We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.
     We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2008, we have accumulated a deficit during our development stage of approximately $96.8 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until 2010, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $14.2 million and $18.1 million in 2008 and 2007, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:
•	establish a distribution network for and commence distribution of certain products for which we have acquired distribution rights;

•	commence full scale enrollment of the MARVEL Trial;

•	continue research and development and undertake new clinical trials with respect to our pipeline product candidates, including clinical trials related to MyoCell SDF-1;

•	seek to raise additional capital;

•	apply for regulatory approvals;

•	make capital expenditures to increase our research and development and cell culturing capabilities;

•	add operational, financial and management information systems and personnel and develop and protect our intellectual property;

•	make payments pursuant to license agreements upon achievement of certain milestones; and

•	establish sales and marketing capabilities to commercialize products for which we obtain regulatory approval, if any.
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
     None of the biologic products that we are currently developing has been approved by the FDA or any similar regulatory authority in any foreign country. Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. In addition, even if we are successful in obtaining necessary regulatory approvals and bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.
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
     In addition to the BlueCrest Loan, on June 1, 2007, we borrowed $5.0 million from Bank of America under an eight month loan, which was subsequently extended until July 2009, and $1 million under a loan due subsequent to repayment of the BlueCrest Loan. As of December 31, 2008, we had an aggregate of $8.9 million in principal amount of outstanding indebtedness. We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. Certain persons, including our

Chairman of the Board, two of our other directors and two of our shareholders, or, collectively, the Guarantors, agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments. As of March 31, 2009, these individuals had paid an aggregate of $3.6 million on the Bank of America Loan on our behalf, including $3.0 million of principal by our Chairman of the Board. Upon our repayment in full of the BlueCrest Loan, we are required to reimburse these persons with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan. We anticipate that the BlueCrest Loan will need to be serviced and both the BlueCrest Loan and any amounts advanced by the Guarantors will need to be repaid with existing cash or cash generated from security or loan placements, if any. If we are unable to generate cash through additional financings, we may have to delay or curtail research, development and commercialization programs.
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
Risks Related to Product Development
All of our biologic product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. We depend heavily on the success of our MyoCell product candidate. If we are unable to commercialize MyoCell or any of our other product candidates or experience significant delays in doing so, our business may fail.
     We have invested a significant portion of our efforts and financial resources in our MyoCell product candidate and depend heavily on its success. MyoCell is currently being tested in clinical trials. Even if MyoCell progresses through clinical trials as we anticipate, we do not expect MyoCell to be commercially available until, at the soonest, the second quarter of 2008. We need to devote significant additional research and development, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure.
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
Risks Related to Commercialization of our Product Candidates
Our success will depend in part on establishing and maintaining effective strategic partnerships, collaborations and licensing agreements.
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
Risks Related to Our Intellectual Property
We license substantially all of the intellectual property that is critical to our business. Any events or circumstances that result in the termination or limitation of our rights to such intellectual property could have a material adverse effect on our business.
     Substantially all of the intellectual property that is critical to our business has been licensed to us by various third parties. The operative terms of some of our material license agreements are subject to risks of dispute with our licensors. Additionally, it is possible that the patent protection for such intellectual property or the term of the license of such intellectual property to us may expire prior to our commercialization of the products that rely on that intellectual property.
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

     For instance, on March 9, 2007, Dr. Law and Cell Transplants Asia (an entity wholly owned by Dr. Law), filed a complaint against us and Howard J. Leonhardt, individually, in the United States District Court for the Western District of Tennessee alleging, among other things, certain breaches of our licensing agreement with them. On July 26, 2007, the court granted the motion to dismiss Mr. Leonhardt in his individual capacity but denied the motion to dismiss the claims against us. Dr. Law and Cell Transplants International are the licensors of the primary patent protecting MyoCell. See Item 3. “Legal Proceedings” for a description of this litigation. While the complaint does not appear to challenge our rights to license this patent and we believe this lawsuit is without merit, this litigation, if not resolved to the satisfaction of both parties, may adversely impact our relationship with Dr. Law and could, if resolved unfavorably to us, adversely affect our MyoCell commercialization efforts and have a significant negative impact on our results of operations and financial condition.
     Any termination or limitation of, or loss of exclusivity under, our exclusive or conditionally exclusive license agreements would have a material adverse effect on us and could delay or completely terminate our product development efforts.
Risks Related to Our Common Stock
An active, liquid and orderly trading market for our common stock may not develop.
     Prior to our initial public offering, there was no public market for our common stock. Our common stock commenced trading on the NASDAQ Global Market on February 19, 2008 and transferred to the NASDAQ Capital Market in June 2008. On October 15, 2008, we received notification from The NASDAQ Stock Market indicating that we were not in compliance with certain of the NASDAQ Capital Market continued listing requirements, including a minimum $35 million market value of our listed securities. We were permitted until November 14, 2008, to regain compliance with the minimum market value of listed securities requirement. On November 17, 2008, we received a NASDAQ Staff Determination indicating that we had failed to regain compliance with the $35 million minimum market value of listed securities requirement, and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. We appealed the Staff Determination and requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. This stayed the delisting of our securities pending the Panel’s decision.
     On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009. We are in the process of engaging a market maker for our common stock and causing the required application to be filed for quotation of our common stock on the Over-The-Counter Bulletin Board.
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

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our headquarters are located in Sunrise, Florida and consists of 8,600 square feet of space, which we lease at a current rent of approximately $124,000 per year. The lease is scheduled to expire in January 2010. In addition to our corporate offices, at this location, we maintain:
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
Item 3. Legal Proceedings
     On March 13, 2009, Judge Bernice Bouie Donald of the United States District Court for the Western District of Tennessee issued a Memorandum Opinion and Order in litigation brought against us by Dr. Peter K. Law and Cell Transplants Asia Limited (“CTAL”) (collectively, the “Plaintiffs”), captioned Peter K. Law, et al. v. Bioheart, Inc., No. 2:07-cv-2177 (the “Action”). The Action, which has been the subject of previous disclosures by us, was commenced on March 9, 2007, and asserted claims against us and Howard J. Leonhardt, individually, with respect to a license agreement entered into between Bioheart, Inc. and Cell Transplants International, LLC (“CTI”) on February 7, 2000 (the “Original License Agreement”). Pursuant to the Original License Agreement, among other things, CTI granted us a license to certain patents “related to heart muscle regeneration and angiogenesis for the life of the patents.” In July 2000, we and CTI, together with Dr. Law, executed an addendum to the Original License Agreement, which amended or superseded a number of the terms of the Original License Agreement (the “License Addendum”).
     In their amended complaint, Dr. Law and CTAL asserted 14 breach of contract and related claims pertaining to the Original License Agreement and License Addendum, including, among others, claims that we had breached obligations to provide shares of Bioheart common stock to Dr. Law, pay royalties on “gross sales” of MyoCell, pay a $3 million milestone payment due upon our “commencement of a bona fide Phase II human clinical trial study that utilizes technology claimed under U.S. Patent No. 5,130,141 with FDA approval in the United States,” and to refrain from sublicensing Plaintiffs’ patents. Plaintiffs also sought a declaratory judgment that the License Addendum was unenforceable due to a lack of consideration and/or economic duress. At the outset of the Action, the individual claim against Mr. Leonhardt was dismissed along with Plaintiffs’ claim for civil conspiracy, leaving 12 claims to be adjudicated.
     We denied the material allegations of the amended complaint, denied we had any liability to Plaintiffs, and asserted a number of defenses to Plaintiffs’ claims, as well as counterclaims seeking a declaration that the License Addendum was a legally valid and binding agreement and asserting that Dr. Law and/or CTI had breached various obligations in the parties’ agreements.
     Following the completion of discovery, the Action was tried to the Court, without a jury, from September 22-25, 2008.
     On March 13, 2009, the Court rendered its decision in the Action, dismissing the amended complaint after finding that Plaintiffs had failed to establish any of their 12 remaining claims. With respect to Plaintiffs’ claim for the $3 million milestone payment, the Court found that the payment was “payable only to CTI,” not the Plaintiffs, and that CTI, a dissolved Tennessee limited liability company, had never been made a party to the Action and therefore was “not properly before the Court.” The Court also found that, even assuming Plaintiffs could assert a claim for the milestone payment on behalf of CTI, the payment was not due because “Bioheart’s MyoCell process does not utilize technology claimed under the ‘141 patent.” In addition, the Court found that we owed no royalties because we have not yet made any “gross sales” of MyoCell.
     The Court found in our favor on our counterclaim seeking a declaration that the License Addendum was a valid and enforceable agreement and our counterclaim that Dr. Law breached his obligation under the License Addendum to provide Bioheart with “all pertinent and critical information” related to our filing of an IND application with the FDA. The Court awarded us nominal damages of $1.00 on the latter counterclaim, and dismissed our other counterclaims. Judgment upon the Memorandum Opinion and Order was entered on March 18, 2009.
     Subsequent to the Court rendering its decision in the Action, the Plaintiffs filed a motion with the Court seeking reconsideration of its decision. Our response is due on April 20, 2009. In addition, the parties will have 30 days from entry of a decision on Plaintiff’s motion for reconsideration to file a notice of appeal with the United States Court of Appeals for the Sixth Circuit.
     There is a risk that the Court may find in favor of the Plaintiffs upon reconsideration or appeal. Our current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Plaintiffs. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on our financial condition, results of operations and MyoCell commercialization efforts.
     Due to the uncertainty related to these proceedings, any potential loss cannot presently be determined.
     As previously disclosed, on October 24, 2007, we completed the MyoCell implantation procedure on the first patient in our MARVEL Trial. As a result of the claim set forth in the litigation discussed above, we recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of December 31, 2008 and December 31, 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, par value $0.001 per share, commenced trading on February 19, 2008, on the NASDAQ Global Market under the symbol “BHRT”. Effective June 11, 2008, we transferred the listing of our common stock to the NASDAQ Capital Market. The following table sets forth the range of high and low sales prices as reported on the NASDAQ Global Market or NASDAQ Capital Market for the periods indicated.

	Sales Price
Period	High	Low
February 19, 2008 through March 31, 2008	$5.25	$3.61
Second quarter ended June 30, 2008	4.56	2.27
Third quarter ended September 30, 2008	5.20	2.05
Fourth quarter ended December 31, 2008	2.62	0.74
     On October 15, 2008, we received notification from The NASDAQ Stock Market indicating that we were not in compliance with certain of the NASDAQ Capital Market continued listing requirements, including a minimum $35 million market value of our listed securities. We were permitted until November 14, 2008, to regain compliance with the minimum market value of listed securities requirement. On November 17, 2008, we received a NASDAQ Staff Determination indicating that we had failed to regain compliance with the $35 million minimum market value of listed securities requirement, and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. We appealed the Staff Determination and requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. This stayed the delisting of our securities pending the Panel’s decision.
     On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009. We are in the process of engaging a market maker for our common stock and causing the required application to be filed for quotation of our common stock on the Over-The-Counter Bulletin Board.
Holders
     As of April 3, 2009, there were approximately 400 shareholders of record of our common stock.
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
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides certain information regarding our existing equity compensation plans as of December 31, 2008:

		Weighted-	Number of securities
	Number of securities	average exercise	remaining available
	to be issued upon	price of	for issuance under
	exercise of	outstanding	equity compensation
	outstanding options	options	plans
Equity compensation plans approved by security holders (1)	2,279,619	$5.11	5,714,333
Equity compensation plans not approved by security holders (2)	2,951,018	$6.65	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan

(2)	Includes:
•	a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the Consolidated Financial Statements);

•	warrants issued to the Guarantors in connection with the Bank of America Loan to purchase an aggregate of 495,780 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable — Bank of America Note Payable” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•	a warrant issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 65,030 shares of our common stock at $7.69 per share, which expire in May 2017 (See Note 6 “Notes Payable — BlueCrest Capital Finance Note Payable” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to a strategic partner to purchase 32,515 shares of our common stock at $7.69 per share, which expires in February 2016;

•	warrants issued to consultants to purchase an aggregate of 154,411 shares of our common stock at prices ranging from $1.09 to $6.00 per share, which expire at various dates from April 2013 through September 2017;

•	warrants issued to the underwriters of our initial public offering in February 2008 to purchase an aggregate of 77,000 shares of our common stock at $6.56 per share, which expire in February 2013; and

•	warrants issued in connection with our private placement in October 2008 to purchase an aggregate of 393,409 shares of our common stock at prices ranging from $1.90 to $2.60 per share, which expire in October 2011;
Recent Sales of Unregistered Securities
     During 2008, we issued the following securities, not previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, in unregistered transactions pursuant to Section 4(2) of the Securities Act.
     We issued 61,778 shares of our common stock upon the exercise of stock options. This issuance was deemed exempt from registration under the Securities Act, pursuant to Rule 701 thereunder. In accordance with Rule 701, the shares were issued pursuant to a written compensatory benefit plan and/or written compensation contract and the issuance did not exceed 15% of the then outstanding shares of our common stock, calculated in accordance with the provisions of Rule 701.
     During the fourth quarter ended December 31, 2008, we also issued a warrant to purchase 5,000 shares of our common stock at an exercise price of $1.09 per share and an aggregate exercise price of $5,450 in an unregistered transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

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
     The cash proceeds from the initial public offering completed in February 2008 and the private placement completed in October 2008, which resulted in the receipt of cash proceeds of approximately $2.12 million, were expended on operating and financing activities, including approximately $3.1 million in connection with our MARVEL Trial, $1.8 million for the repayment of a portion of principal and interest on the BlueCrest Loan and $150,000 pursuant to our license agreements.

Item 6. Selected Financial Data
     The following tables present selected consolidated historical financial data and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and consolidated balance sheet data as of December 31, 2007 and 2008 from our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 from our audited financial statements that do not appear in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues	$86	$135	$106	$292	$57
Cost of sales	46	87	73	66	11

Gross profit	40	48	33	226	46

Development revenues	—	—	—	21	97

Expenses:
Research and development	3,787	4,534	6,878	11,314	6,167
Marketing, general and administrative	1,731	2,831	6,372	3,436	5,644
Depreciation and amortization	34	46	91	184	182

Total expenses	5,552	7,411	13,341	14,934	11,993

Loss from operations	(5,512)	(7,363)	(13,308)	(14,687)	(11,850)
Net interest income (expense)	(7)	36	127	(3,380)	(2,355)

Loss before income taxes	(5,519)	(7,327)	(13,181)	(18,067)	(14,205)
Income taxes	—	—	—	—	—

Net loss	$(5,519)	$(7,327)	$(13,181)	$(18,067)	$(14,205)

Basic and diluted net loss per share	$(0.60)	$(0.69)	$(1.10)	$(1.37)	$(0.97)

Weighted average shares outstanding — basic and diluted	9,189	10,653	12,015	13,210	14,593

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$182	$5,158	$5,025	$5,492	$50
Working capital (deficit)	(2,000)	4,210	3,204	(7,687)	(13,809)
Total assets	729	5,869	6,508	11,324	1,855
Notes payable — current (a)	—	—	—	6,671	7,899
Note payable — long-term	—	—	—	2,943	1,044
Deficit accumulated during the development stage	(44,005)	(51,332)	(64,513)	(82,580)	(96,785)
Total shareholders’ equity (deficit)	(1,857)	4,586	4,311	(5,505)	(14,236)

(a)	Subsequent to December 31, 2008, we triggered an event of default on the BlueCrest Loan. In April 2009, we executed an amendment to the BlueCrest Loan in order to prevent immediate repayment of the outstanding principal balance of the BlueCrest Loan. The portion of the principal amount of the BlueCrest Loan that matures subsequent to December 31, 2009 is included in Note payable — long-term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K.
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
Our Ability To Continue as a Going Concern
     Our independent registered public accounting firm has issued its report dated April 7, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Overview
     We are committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Our goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations.
Biotechnology Product Candidates
     Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our MyoCell product candidate is an innovative clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We have been cleared by the U.S. Food and Drug Administration

(the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell-culturing services for treatment of patients by interventional cardiologists.
     We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. To date, approximately 50 patients have been enrolled in the MARVEL Trial. We currently anticipate that we will file with the FDA an amendment to the clinical protocol for the MARVEL Trial by the end of June 2009 to, among other things, seek to use, as part of the patient protocol, mobile cardiac telemetry monitor recorders. Provided that the protocol amendment is approved by the end of July 2009 and we are able to secure $5.0 million of additional capital by the end of June 2009, we currently intend to seek to enroll and treat approximately 150 patients in the MARVEL Trial by the end of the fourth quarter of 2009. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in the second quarter of 2010. If we are unable to secure additional capital by the end of June 2009, we expect to explore our strategic options, including potentially suspending or slowing down enrollment in the MARVEL Trial. As part of this evaluation process, we expect that we would analyze whether to focus resources towards the development, commercialization and/or distribution of certain of our other product candidates, including, but not limited to MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional potentially therapeutic growth proteins and certain intelligent devices. In the event we make a determination to suspend or slow enrollment in the MARVEL Trial, we anticipate that we would continue to use our resources, to the extent available, to collect follow-up data on the patients treated to date in the MARVEL Trial.
     In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200™ tissue processing system, and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200™ announced on November 13, 2008 that the TGI 1200™ had been certified with a CE Marking, thus making the system available throughout the European marketplace. Additionally, Tissue Genesis has been seeking 510(k) approval of the TGI 1200™ for laboratory use from the FDA. Tissue Genesis was recently informed by the FDA that it does not believe the use of the TGI 1200™ as a laboratory device is eligible for the 510(k) regulatory pathway. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued for the TGI 1200™ device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.
Intelligent Devices — Distribution Agreements
     Effective as of October 30, 2008, we entered into a distribution agreement with Monebo Technologies, Inc. (“Monebo”) pursuant to which we were granted non-exclusive rights to distribute Monebo’s CardioBelt™ system throughout North America and Western Europe. This system provides ECG monitoring to heart patients from the comfort of their own home. We are required to meet certain annual minimum purchase commitments under the distribution agreement. The agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon 180 days notice for any reason or by either party immediately upon the other party’s uncured default. In addition, Monebo may terminate the agreement in the event we do not satisfy our annual minimum purchase commitment. We intend to commence distribution of the CardioBelt™ system during the second quarter of 2009.
     In connection with the distribution agreement, we also entered into a Master Software License Agreement with Monebo pursuant to which Monebo granted us a non-exclusive, non-sublicensable, non-transferable license to certain software and algorithms to be used in connection with the CardioBelt™ system. We paid Monebo an upfront cash fee for this license and will be required to pay certain additional fees upon installation. We will also be required to pay to Monebo royalty fees per patient and software maintenance fees.

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
Financial Operations Overview
Revenues
     We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties, (ii) fees associated with our assignment to ACS of our rights relating to the primary patent covering MyoCath, or the Primary MyoCath Patent, (iii) revenues generated from paid registry trials and (iv) revenues generated for providing cell culturing services under an exclusive supply agreement.
     We expect to generate revenue in 2009 from the sale of our intelligent devices. However, as sales of these products have recently commenced, it is not possible to determine the level of revenue we will achieve from the sale of these devices. We do not anticipate that our biotechnology product candidate revenues will materially increase unless and until our MyoCell product candidate receives regulatory approval. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.
Cost of Sales
     Cost of sales consists primarily of the costs associated with the production of MyoCath.
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
     We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31,

2008, we incurred aggregate research and development costs of approximately $62.9 million related to our product candidates. We estimate that at least $12.0 million and $32.5 million of these expenses relate to our preclinical and clinical development of MyoCell, respectively, and at least $1.8 million and $3.4 million of these expenses relate to our preclinical and clinical development of MyoCath, respectively.
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
     In valuing our common stock, our Board of Directors considered a number of factors, including, but not limited to:
•	our financial position and historical financial performance;

•	the illiquidity of our capital stock as a private company prior to our IPO;

•	arm’s length sales of our common stock;

•	the development status of our product candidates;

•	the business risks we face;

•	vesting restrictions imposed upon the equity awards;

•	an evaluation and benchmark of our competitors; and

•	the prospects of a liquidity event, such as our initial public offering in February 2008.
     During 2008 and 2007, we recognized stock-based compensation expense of $1.7 million and $1.0 million, respectively. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

Interest Expense
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with current interest rates of 12.85% and 4.75%, respectively. Interest expense in 2008 and 2007 primarily consists of interest incurred on the principal amount of the BlueCrest Loan and the Bank of America Loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.
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
Revenue Recognition
     Since inception, we have not generated any material revenues from our MyoCell product candidate. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, our revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.
     We initially recorded payments received by us pursuant to our agreements with ACS as deferred revenue. Revenues are recognized on a pro rata basis as the catheters are delivered pursuant to those agreements.

     We initially recorded payments received by us pursuant to a clinical supply agreement entered into in August 2007 with BHK, Inc. (“BHK”) as deferred revenue. Revenues are recognized on a pro rata basis as the cell-culturing services are provided and are shown in development revenues. The costs associated with earning these revenues are expensed as incurred and are included in research and development expenses in our statements of operations. In February 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which we and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. As of December 31, 2008, we owned an 18% equity interest in Bioheart Manufacturing, Inc. In February 2009, our ownership interest in Bioheart Manufacturing, Inc. was reduced to approximately 6% as a result of an investment in Bioheart Manufacturing, Inc. by a third party.
Research and Development Activities
     Research and development expenditures, including payments to collaborative research partners, are charged to expense as incurred. We expense amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.
Results of Operations
     We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2010, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.
Comparison of Years Ended December 31, 2008 and December 31, 2007
Revenues
     We recognized revenues of $57,000 in 2008 compared to revenues of $292,000 in 2007. Our revenue in 2008 was generated solely from the sale of MyoCath catheters to parties other than ACS. In 2007, we delivered 30 MyoCath catheters to ACS pursuant to our agreement with them. In connection with these shipments, we recognized $191,000 of revenue. In 2007, we also recognized revenue of $101,000 from the shipment of MyoCath catheters to parties other than ACS.
Development Revenues
     During 2007, we received an upfront payment of $103,000 pursuant to our clinical registry supply agreement with BHK. At December 31, 2007, we had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, $82,000 of the upfront payment was recorded as deferred revenue. This $82,000 was recognized as development revenues in 2008. In 2008, we also generated $15,000 from a paid registry trial in Switzerland.
Cost of Sales
     Cost of sales was $11,000 in 2008 compared to $66,000 in 2007. The cost per catheter delivered to parties other than ACS in 2008 was approximately the same as the cost per catheter delivered in 2007. However, a portion of the catheters sold in 2008 had no inventory cost as they had been written off in prior years.
Research and Development
     Research and development expenses were $6.2 million in 2008, a decrease of $5.1 million from research and development expenses of $11.3 million in 2007. The decrease was primarily attributable to a reduction in the amount of sponsored research and a reduction in costs related to our SEISMIC and MYOHEART Trials, which were partially offset by an increase in costs related to our MARVEL Trial. In addition, we recorded an accrual of $3.0 million in 2007 as a result of the claim set forth in the litigation discussed in Item 3. There was no such accrual in 2008. Of the expenses incurred in 2008, approximately $3.1 million related to our MARVEL Trial, approximately $540,000 related to our SEISMIC and MYOHEART Trials and approximately $585,000 related to advanced research and development projects.
     The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing ...”
Marketing, General and Administrative
     Marketing, general and administrative expenses were $5.6 million in 2008, an increase of $2.2 million from marketing, general and administrative expenses of $3.4 million in 2007. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in stock-based compensation of approximately $826,000. In 2008, we also experienced an increase in legal fees, insurance costs and consulting fees subsequent to the completion of our IPO in February 2008.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $46,000 in 2008 compared to interest income of $328,000 in 2007. The decrease in interest income was primarily attributable to lower cash balances and lower interest rates earned in 2008 compared to 2007.
Interest Expense
     On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with interest rates of 12.85% and 4.75% (prime plus 1.5%), respectively, at December 31, 2008. On August 20, 2008, we borrowed $1.0 million from a third party at an interest rate of 13.5% per annum. Interest expense primarily consists of interest incurred on the principal amount of these loans, accrued fees and interest earned by the guarantors of the Bank of America Loan, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans. The fair value of the warrants originally issued in connection with the Bank of America Loan was amortized by the end of January 2008.
     Interest expense was $2.4 million in 2008 compared to interest expense of $3.7 million in 2007. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $1.2 million in 2008 compared to $811,000 in 2007. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $1.2 million in 2008 compared to $2.9 million in 2007.
Liquidity and Capital Resources
     In 2008, we continued to finance our considerable operational cash needs with cash generated from financing activities.
Operating Activities
     Net cash used in operating activities was $11.0 million in 2008 as compared to $9.7 million of cash used in 2007.
     Our use of cash for operations in 2008 reflected a net loss generated during the period of $14.2 million, adjusted for non-cash items such as stock-based compensation of $1.3 million, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $764,000, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $442,000 and warrants issued in exchange for services and in connection with a settlement agreement totaling $342,000. An increase in prepaid and other current assets of $463,000 and a decrease in accounts payable of $183,000 contributed to our use of operating cash in 2008. The increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash were increases in accrued expenses of $930,000.

     Our use of cash for operations in 2007 reflected a net loss generated during the period of $18.1 million, adjusted for non-cash items such as amortization of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $2.4 million, stock-based compensation of $931,000 and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $487,000. Our use of cash was partially tempered by the following items:
•	an increase in accrued expenses and deferred rent of $3.4 million; and

•	an increase in accounts payable of $1.3 million.
     The increase in accrued expenses and deferred rent was primarily attributable to an accrual of $3.0 million, which was recorded in the fourth quarter of 2007 as a result of the claim set forth in the litigation discussed in Item 3.
Investing Activities
     Net cash used in investing activities was $19,000 in 2008 as compared to $102,000 in 2007. All of the cash utilized in investing activities for 2008 and 2007 related to our acquisition of property and equipment.
Financing Activities
     Net cash provided by financing activities was $5.6 million in 2008 as compared to $10.3 million in 2007.
     On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.45 million. The Consolidated Statement of Cash Flows for the year ended December 31, 2008 reflects our receipt of approximately $4.24 million of “Proceeds from initial public offering of common stock, net.” The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.79 million of various offering expenses prior to January 1, 2008.
     In August 2008, we obtained a $1.0 million loan, which accrues interest at the rate of 13.5% per annum and is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010. In October 2008, we sold, in a private placement, shares of common stock and warrants for aggregate gross cash proceeds of approximately $2.14 million.
     In 2008, we repaid $1.7 million of principal on the BlueCrest Loan and used $207,000 of cash to pay costs incurred in connection with the extensions of the maturity date of the Bank of America Loan.
     In 2007, we entered into the BlueCrest Loan and the Bank of America Loan, each in the principal amount of $5.0 million. We also generated $4.1 million from our issuance of common stock. These sources of cash were partially offset by $2.6 million related to the payment of offering costs in connection with our initial public offering completed in February 2008 and $854,000 related to the payment of costs incurred in connection with our incurrence of the BlueCrest Loan and Bank of America Loan.
Existing Capital Resources and Future Capital Requirements
     Our MyoCell product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our MyoCell product candidate until 2010, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the sale of our common stock and our incurrence of debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.

     At December 31, 2008, we had cash and cash equivalents totaling $50,000; however, our working capital deficit as of such date was $13.8 million. Our independent registered public accounting firm has issued its report dated April 7, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
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
     We continue to work with our legal and accounting advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     As disclosed on the Company’s Current Report on Form 8-K (the “Original Form 8-K”) filed with the SEC on January 20, 2009, on January 13, 2009, the Chairman of the Audit Committee of the Board of Directors of the Company received a letter from Grant Thornton LLP (“Grant Thornton”) notifying the Company of Grant Thornton’s resignation as the Company’s independent registered public accounting firm (“Resignation”), effective immediately. The Original Form 8-K was amended by Form 8-K/A filed with the SEC on January 28, 2009, to amend the disclosure regarding the Resignation to specify the interim period through which Grant Thornton served as the Company’s independent registered public accounting firm.
     The audit report of Grant Thornton on the consolidated financial statements of the Company as of and for the years ended December 31, 2007 and December 31, 2006 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope, or accounting principles except as noted in the following sentences. Grant Thornton’s report dated March 19, 2008 contained an explanatory paragraph describing the existence of substantial doubt about the Company’s ability to continue as a going concern and contained a paragraph describing that the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
     For the Company’s fiscal years ended December 31, 2006 and December 31, 2007, there were no disagreements between the Company and Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years. For the Company’s fiscal years ended December 31, 2006 and December 31, 2007, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).
     On February 12, 2009, the Company engaged Jewett, Schwartz, Wolfe & Associates to serve as the Company’s independent registered public accounting firm. The decision to engage Jewett, Schwartz, Wolfe & Associates was approved by the Audit Committee of the Board of Directors. During the Company’s two most recent fiscal years ended December 31, 2008 and 2007, the Company did not consult with Jewett, Schwartz, Wolfe & Associates on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Jewett, Schwartz, Wolfe & Associates did not provide either a written report or oral advice to the Company that Jewett, Schwartz, Wolfe & Associates concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer as well as our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Principal Executive Officer as well as our Principal Financial and Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
     A deficiency in the design of internal control over financial reporting exists when (a) necessary controls are missing or (b) existing controls are not properly designed so that, even if the control operates as designed, the financial reporting risks would not be addressed.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of December 31, 2008, the Company did not have a deficiency or material weakness in our internal control over financial reporting.
     This Annual Report on Form 10-K does not, and is not required to; include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.
Limitations in Control Systems
     Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     On October 15, 2008, we received notification from The NASDAQ Stock Market indicating that we were not in compliance with certain of the NASDAQ Capital Market continued listing requirements, including a minimum $35 million market value of our listed securities. We were permitted until November 14, 2008, to regain compliance with the minimum market value of listed securities requirement. On November 17, 2008, we received a NASDAQ Staff Determination indicating that we had failed to regain compliance with the $35 million minimum market value of listed securities requirement, and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. We appealed the Staff Determination and requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. This stayed the delisting of our securities pending the Panel’s decision.
     On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009. We are in the process of engaging a market maker for our common stock and causing the required application to be filed for quotation of our common stock on the Over-The-Counter Bulletin Board.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item about our Executive Officers is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders expected to be held in July 2009 to be filed with the Commission pursuant to Regulation 14A.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

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
     (a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.2(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10*	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11*	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt

Exhibit No.	Exhibit Description

10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
23.1*	Consent of Jewett, Schwartz, Wolfe & Associates
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 5, 2007

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.
By:	/s/ Howard J. Leonhardt
Howard J. Leonhardt
Chairman of the Board, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

 Dated: April 15, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Howard J. Leonhardt Howard J. Leonhardt	Chairman of the Board, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 15, 2009

Bruce C. Carson	Director

/s/ Peggy A. Farley Peggy A. Farley	Director	April 15, 2009

/s/ Karl E. Groth, Ph.D. Karl E. Groth, Ph.D.	Director	April 15, 2009

/s/ William P. Murphy, Jr., M.D. William P. Murphy, Jr., M.D.	Director	April 15, 2009

/s/ Richard T. Spencer III Richard T. Spencer III	Director	April 15, 2009

FORM 10-K — ITEM 8
BIOHEART, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2008	F-4

Consolidated Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2008	F-8

Notes to Consolidated Financial Statements	F-9
     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the required information under the related instructions is not applicable or the information is included in the consolidated financial statements or the notes hereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bioheart, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Bioheart, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years period ended December 31, 2008 and 2007, and the period from August 12, 1999 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2008 and 2007, and the results of their consolidated operations and their cash flows for each of the two years period then ended and the period from August 12, 1999 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
     These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns. In addition, as of December 31, 2008, the Company has a deficit accumulated during the development stage of approximating $96,000,000 and current liabilities exceed current assets by approximating $13,000,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.
/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 7, 2009

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$50,091	$5,492,157
Receivables	57,258	52,642
Inventory	395,034	372,054
Prepaid expenses and other current assets	723,882	261,030

Total current assets	1,226,265	6,177,883
Property and equipment, net	281,107	444,506
Deferred offering costs	—	3,484,070
Deferred loan costs, net	278,945	1,146,716
Other assets	68,854	71,148

Total assets	$1,855,171	$11,324,323

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,700,841	$2,134,256
Accrued expenses	4,970,518	4,511,775
Deferred revenue	465,286	547,286
Notes payable — current	7,898,960	6,671,112

Total current liabilities	15,035,605	13,864,429
Deferred rent	11,141	21,426
Note payable – long term	1,044,472	2,943,432

Total liabilities	16,091,218	16,829,287
Commitments and contingencies
Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 and 50,000,000 shares authorized as of December 31, 2008 and 2007, respectively; 15,739,196 and 13,347,138 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	15,739	13,347
Additional paid-in capital	82,532,746	77,061,296
Deficit accumulated during the development stage	(96,784,532)	(82,579,607)

Total shareholders’ deficit	(14,236,047)	(5,504,964)

Total liabilities and shareholders’ deficit	$1,855,171	$11,324,323

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

			Cumulative
			Period from
			August 12,
			1999 (date of
			inception) to
	Years Ended December 31,		December 31,
	2008	2007	2008
Revenues	$57,051	$292,309	$784,873
Cost of sales	10,962	65,830	325,361

Gross profit	46,089	226,479	459,512

Development revenues	97,000	20,500	117,500

Expenses:
Research and development	6,166,777	11,313,554	62,867,384
Marketing, general and administrative	5,643,916	3,435,991	28,504,804
Depreciation and amortization	182,329	184,391	617,006

Total expenses	11,993,022	14,933,936	91,989,194

Loss from operations	(11,849,933)	(14,686,957)	(91,412,182)
Interest income	45,733	327,636	762,253
Interest expense	(2,400,725)	(3,707,763)	(6,134,603)

Net interest (expense) income	(2,354,992)	(3,380,127)	(5,372,350)

Loss before income taxes	(14,204,925)	(18,067,084)	(96,784,532)
Income taxes	—	—	—

Net loss	$(14,204,925)	$(18,067,084)	$(96,784,532)

Loss per share — basic and diluted	$(0.97)	$(1.37)

Weighted average shares outstanding — basic and diluted	14,593,387	13,210,347

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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ (Deficit) Equity — (Continued)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-In	Deferred	Contributed	Development
	Shares	Amount	Capital	Compensation	Capital	Stage	Total
Balance as of December 31, 2003	8,735,060	$8,735	$37,392,456	$(78,482)	$—	$(38,486,169)	$(1,163,460)
Issuance of common stock	808,570	809	4,580,104	—	—	—	4,580,913
Stock-based compensation	—	—	637,858	(637,858)	—	—	—
Amortization of stock-based compensation	—	—	—	148,812	—	—	148,812
Common stock issued in exchange for services	17,004	17	96,314	—	—	—	96,331
Net loss	—	—	—	—	—	(5,519,151)	(5,519,151)

Balance as of December 31, 2004	9,560,634	$9,561	$42,706,732	$(567,528)	$—	$(44,005,320)	$(1,856,555)
Issuance of common stock (net of issuance costs of $32,507)	1,994,556	1,994	11,265,560	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	1,210	1	6,852	—	—	—	6,853
Stock-based compensation	—	—	1,566,147	(1,566,147)	—	—	—
Amortization of stock-based compensation	—	—	—	1,952,350	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	95,807	96	542,691	—	—	—	542,787
Net loss	—	—	—	—	—	(7,326,557)	(7,326,557)

Balance as of December 31, 2005	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123(R)	—	—	(181,325)	181,325	—	—	—
Issuance of common stock (net of issuance costs of $100,038)	1,069,699	1,069	8,123,623	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	47,657	48	3,294,381	—	—	—	3,294,429
Common stock issued in exchange for services	2,903	3	16,440	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	13,006	13	99,984	—	—	—	99,997
Warrants issued in exchange for licenses and intellectual property	—	—	144,867	—	—	—	144,867
Stock-based compensation	—	—	1,224,430	—	—	—	1,224,430
Net loss	—	—	—	—	—	(13,180,646)	(13,180,646)

Balance as of December 31, 2006	12,785,472	$12,785	$68,810,382	$—	$—	$(64,512,523)	$4,310,644
Issuance of common stock (net of issuance costs of $150,000)	529,432	530	3,920,186	—	—	—	3,920,716
Exercise of stock options	31,955	32	181,008	—	—	—	181,040
Warrants issued in connection with notes payable	—	—	3,139,639	—	—	—	3,139,639
Warrants issued in exchange for services	—	—	30,559	—	—	—	30,559
Warrants issued in exchange for licenses and intellectual property	—	—	48,289	—	—	—	48,289
Shares issued in connection with reverse stock split	279	—	—	—	—	—	—
Stock-based compensation	—	—	931,233	—	—	—	931,233
Net loss	—	—	—	—	—	(18,067,084)	(18,067,084)

Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$—	$—	$(82,579,607)	$(5,504,964)
The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ (Deficit) Equity — (Continued)

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-In	Deferred	Contributed	Development
	Shares	Amount	Capital	Compensation	Capital	Stage	Total
Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$—	$—	$(82,579,607)	$(5,504,964)
Initial public offering of common stock (net of offering costs of $4,327,171)	1,100,000	1,100	1,446,729	—	—	—	1,447,829
Issuance of common stock	1,230,280	1,230	2,117,275	—	—	—	2,118,505
Stock-based compensation	—	—	1,317,745	—	—	—	1,320,995
Warrants issued in exchange for services	—	—	255,100	—	—	—	251,850
Warrants issued in connection with notes payable	—	—	168,387	—	—	—	168,387
Warrant issued in connection with settlement agreement	—	—	87,200	—	—	—	87,200
Exercise of stock options	61,778	62	79,014	—	—	—	79,076
Net loss	—	—	—	—	—	(14,204,925)	(14,204,925)

Balance as of December 31, 2008	15,739,196	$15,739	$82,532,746	$—	$—	$(96,784,532)	$(14,236,047)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			August 12, 1999
			(date of inception)
	Years Ended December 31,		to December 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(14,204,925)	$(18,067,084)	$(96,784,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,329	184,391	617,006
Bad debt expense	—	—	165,000
Amortization of warrants issued in exchange for licenses and intellectual property	—	48,289	5,413,156
Amortization of warrants issued in connection with notes payable	763,631	2,407,677	3,171,308
Amortization of loan costs	442,201	486,539	928,740
Warrants issued in exchange for services	255,100	30,559	285,659
Equity instruments issued in connection with settlement agreement	87,200	—	3,381,629
Common stock issued in exchange for services	—	—	1,277,017
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	1,317,745	931,233	8,919,716
Change in assets and liabilities
Receivables	(4,616)	27,201	(57,258)
Inventory	(22,980)	(208,233)	(395,034)
Prepaid expenses and other current assets	(462,852)	(164,868)	(723,882)
Other assets	2,294	(2,294)	(68,854)
Accounts payable	(182,613)	1,291,297	1,691,146
Accrued expenses and deferred rent	930,457	3,415,425	5,359,445
Deferred revenue	(82,000)	(109,213)	465,287

Net cash used in operating activities	(10,979,029)	(9,729,081)	(66,254,454)
Cash flows from investing activities
Acquisitions of property and equipment	(18,930)	(101,995)	(898,112)

Net cash used in investing activities	(18,930)	(101,995)	(898,112)
Cash flows from financing activities
Proceeds from issuance of common stock, net	2,118,506	3,920,716	57,612,553
Proceeds from (payments for) initial public offering of common stock, net	4,236,652	(2,564,405)	1,447,829
Proceeds from exercise of stock options	79,076	181,040	260,116
Proceeds from notes payable	1,000,000	10,000,000	11,200,000
Repayment of notes payable	(1,671,112)	(385,456)	(2,256,568)
Payment of loan costs	(207,229)	(854,045)	(1,061,273)

Net cash provided by financing activities	5,555,893	10,297,850	67,202,657

Net increase (decrease) in cash and cash equivalents	(5,442,066)	466,774	50,091
Cash and cash equivalents, beginning of period	5,492,157	5,025,383	—

Cash and cash equivalents, end of period	$50,091	$5,492,157	$50,091

Disclosure of cash flow information
Interest paid	$511,319	$319,680	$857,114
Income taxes paid	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Bioheart, Inc. (the “Company”) is committed to delivering intelligent devices and biologics that help monitor, diagnose and treat heart failure and cardiovascular diseases. Its goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations. Specific to biotechnology, the Company is focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. MyoCell® is an innovative clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. The Company’s pipeline includes multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose tissue-derived cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells that are genetically modified to express additional potentially therapeutic growth proteins. The Company was incorporated in Florida on August 12, 1999.
Development Stage
     The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to raising capital, research and development of products noted above, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), issued by the Financial Accounting Standards Board (“FASB”).
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
     The Consolidated Statement of Cash Flows for the year ended December 31, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to payment of $2.79 million of various offering expenses prior to January 1, 2008.
     The net cash proceeds from the IPO were primarily used for commencement of full-scale enrollment in a planned clinical trial of MyoCell, milestone payments due under licensing agreements, repayment of a portion of certain debt obligations and general corporate purposes. Prior to the completion of the IPO, costs related to the offering were recognized as a deferred asset when incurred and totaled approximately $3.48 million as of December 31, 2007. All such costs, including costs incurred subsequent to December 31, 2007 through completion of the IPO, were charged to paid-in capital upon completion of the IPO in February 2008.
     On the Closing Date, the Company issued to Dawson James Securities, Inc. a warrant to purchase 77,000 shares of its common stock with an exercise price of $6.5625 per share. Dawson James Securities, Inc. acted as the representative of the several underwriters of the IPO. The warrant, which became exercisable on the first anniversary of the date of issuance, expires on October 2, 2012.
NASDAQ Delisting
     On October 15, 2008, the Company received notification from The NASDAQ Stock Market indicating that the Company was not in compliance with certain of the NASDAQ Capital Market continued listing requirements, including a minimum $35 million market value of its listed securities. The Company was permitted until November 14, 2008, to regain compliance with the minimum market value of listed securities requirement. On November 17, 2008, the Company received a NASDAQ Staff Determination indicating that the Company had failed to regain compliance with the $35 million minimum market value of listed securities requirement, and that the Company’s securities were, therefore, subject to delisting from The NASDAQ Capital Market. The Company appealed the Staff Determination and requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to review the Staff Determination. This stayed the delisting of the Company’s securities pending the Panel’s decision.
     On February 25, 2009, the Company received notification from The NASDAQ Stock Market of its determination to discontinue the Company’s NASDAQ listing effective February 27, 2009. The Company is in the process of engaging a market maker for its common stock and causing the required application to be filed for quotation of the Company’s common stock on the Over-The-Counter Bulletin Board.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
Fair Value of Financial Instruments
     Fair value estimates, assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The fair value of cash equivalents, receivables, accounts payable and short term debt approximate their carrying amounts due to their short term nature. The carrying value of long-term debt consisting of a note payable approximated fair value as of December 31, 2008 and 2007, based on the time to maturity, interest rate environment and borrowing rates available to the Company.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash and money market funds with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company generally invests its excess cash in short-term interest-bearing instruments, including certificates of deposit and overnight funds. These investments are periodically reviewed and modified to take advantage of trends in yields and interest rates. The related interest income is accrued as earned.
Accounts Receivable
     Accounts receivable primarily consists of amounts due from the sale of catheters. As of December 31, 2008 and 2007, there was no allowance for doubtful accounts and no allowance for returns.
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
     Inventory consisted of the following as of December 31:

	2008	2007

Finished product	$338,280	$315,300
Raw materials	56,754	56,754

Total inventory	$395,034	$372,054

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets primarily consist of upfront payments under an agreement with the contract research organization that the Company is utilizing for its MARVEL clinical trial and payments on corporate insurance policies. At December 31, 2008, prepaid expenses included approximately $416,000 in upfront payments to the contract research organization. These upfront payments will be applied as payment toward the final invoices from the contract research organization at which time the amounts will be expensed. Any unused amount will be refunded to the Company upon completion of the services. There were no such upfront payments included in prepaid expenses at December 31, 2007.

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
Deferred Loan Costs
     Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At December 31, 2008 and 2007, the Company had net deferred loan costs of $278,945 and $1,146,716, respectively. For the years ended December 31, 2008 and 2007, the Company recorded $1,205,832 and $2,894,216, respectively, of interest expense related to the amortization of deferred loan costs, which included $763,631 and $2,407,677, respectively, related to the fair value of warrants issued in connection with the loans.
Revenue Recognition
     Since inception, the Company has not generated any material revenues from its MyoCell product candidate. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, the Company’s revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.
     The Company initially recorded $900,000 in payments received pursuant to agreements with Advanced Cardiovascular Systems, Inc. (“ACS”), originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories, as deferred revenue. Revenues are recognized on a pro rata basis as catheters are delivered pursuant to those agreements.
     Pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc., the Company received an upfront payment of $103,000. As of December 31, 2007, the Company had not completed all of the cell culturing services required by the agreement. Based on the amount of cell culturing services completed as of December 31, 2007, the Company recognized development revenue of $21,000 and the remaining $82,000 of the upfront payment was recorded as deferred revenue. Upon completion of the remaining cell culturing services during 2008, the balance of the upfront payment was recognized as development revenue. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. As of December 31, 2008 and 2007, the Company owned an 18% equity interest in Bioheart Manufacturing, Inc. In February 2009, the Company’s ownership interest in Bioheart Manufacturing, Inc. was reduced to approximately 6% as a result of an investment in Bioheart Manufacturing, Inc. by a third party.

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
Marketing Expense
     The Company expenses the cost of marketing as incurred. Marketing expense was $347,151 and $314,985 for the years ended December 31, 2008 and 2007, respectively, and $6,152,376 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2008. Marketing expense for the cumulative period from August 12, 1999 (date of inception) to December 31, 2008 included approximately $3.5 million of stock-based compensation and related expenses related to equity instruments issued to a related party pursuant to a settlement agreement.
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
Stock Options and Warrants
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R requires the Company to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under SFAS No. 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

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
Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 5,230,637 and 4,412,035 shares of common stock at December 31, 2008 and 2007, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (that is, at least annually), until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. 157-3 also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.
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
     In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants. The Company does not feel it has adequate historical data about its employees’ exercise behavior as the number of exercises has been insignificant relative to the number of grants and total options outstanding. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.
Future Accounting Standards
     On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including expensing acquisition costs as incurred, capitalization of in-process research

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
and development at fair value, recording noncontrolling interests at fair value and recording acquired contingent liabilities at fair value. SFAS No. 141R will apply prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning after December 15, 2008. Both early adoption and retrospective application are prohibited. SFAS No. 141R will have an impact on the accounting for the Company’s business combinations once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to January 1, 2009, if any.
     On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods in those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 will have a material effect on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods in those fiscal years, beginning after November 15, 2008 with early application encouraged. The Company does not expect the adoption of SFAS No. 161 will have a material effect on its consolidated financial statements. The Company does not currently have any derivative instruments.
     On April 25, 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset in FSP No. 142-3 shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP No. 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material effect on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of this FSP upon its consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.
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
2. Going Concern
     The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $96.8 million as of December 31, 2008. In addition, as of December 31, 2008, the Company’s current liabilities exceed current assets by $13.8 million. Current liabilities include notes payable of $7.9 million. While, subsequent to December 31, 2008, the Company received cash proceeds of approximately $500,000 in a series of private placements, this will not provide sufficient cash to support the Company’s operations through December 2009. The Company will need to secure additional sources of capital by the end of April 2009 to develop its business and product candidates as planned.
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
     Due to the Company’s financial condition, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2008 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
3. Collaborative License and Research/Development Agreements
     The Company has entered into a number of contractual relationships for technology licenses and research and development projects. The following provides a summary of the Company’s significant contractual relationships:
     In February 2000, the Company entered into a license agreement (the “Original License Agreement”) with Cell Transplants International, LLC (“CTI”). Pursuant to the Original License Agreement, among other things, CTI granted the Company a license to certain patents related to heart muscle regeneration and angiogenesis for the life of the patents. In July 2000, the Company and CTI, together with Dr. Peter K. Law, executed an addendum to the Original License Agreement, which amended or superseded a number of terms of the Original License Agreement (the “License Addendum”).
     More specifically, the License Addendum provided, among other things:
•	The parties agreed that the Company would issue, and the Company did issue, to CTI a five-year warrant exercisable for 1.2 million shares of the Company’s common stock at an exercise price of $8.00 per share instead of, as originally contemplated under the Original License Agreement, issuing to CTI or Dr. Law 600,000 shares of the Company’s common stock and options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.80 per share. These share amounts and exercise prices do not take into account any subsequent recapitalizations or reverse stock splits.

•	The parties agreed that the Company’s obligation to pay CTI a $3.0 million milestone payment would be triggered upon the Company’s commencement of a bona fide U.S. Phase II human clinical trial study that utilizes technology claimed under U.S. Patent No. 5,130,141 with FDA approval in the United States, instead of, as originally contemplated under the Original License Agreement, upon initiation of an FDA approved human clinical trial study of such technology in the United States.
     In addition, if the Company obtains FDA approval of a method of heart muscle regeneration utilizing the patented technology licensed under the Original License Agreement, the Company will be required to pay CTI $5 million. Further, the Company would be obligated to pay CTI a royalty of 5% of gross sales of products and services that directly read upon the claims of the licensed patents. During the course of certain litigation initiated by Dr. Law against the Company, see Note 8, the Company learned that CTI, a Tennessee limited liability company, was administratively dissolved by the Secretary of State of Tennessee in 2004.
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
     In April 2006, the Company entered into an agreement to license from TriCardia, LLC various patents to be used in connection with the MyoCath® II product candidate. In exchange for the license, the Company agreed to do the following: 1) pay $100,000 upon the closing of the agreement; and 2) issue a warrant exercisable for 32,515 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant vested on a straight line basis over a 12 month period and expires on February 28, 2016. The fair value of this warrant of approximately $193,000, as determined using the Black-Scholes valuation model, was amortized to research and development expense on a straight line basis over the twelve month vesting period. The Company recorded $144,867 of expense in 2006 and the remaining $48,289 of expense in 2007.
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
4. Property and Equipment
     Property and equipment as of December 31 is summarized as follows:

	2008	2007
Laboratory and medical equipment	$352,358	$335,428
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	52,793	50,793
Leasehold improvements	362,046	362,046

	898,113	879,183
Less accumulated depreciation and amortization	(617,006)	(434,677)

	$281,107	$444,506

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
5.  Accrued Expenses
     Accrued expenses consisted of the following as of December 31:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

	2008	2007
License and royalty fees	$3,670,000	$3,460,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America, including fees and interest	926,628	408,759
Interest payable on notes payable	262,950	87,435
Expenses incurred in connection with the initial public offering	—	482,000
Other	110,940	73,581

	$4,970,518	$4,511,775

6. Notes Payable
     Notes payable were comprised of the following as of December 31:

	2008	2007
Bank of America note payable. Terms described below	$5,000,000	$5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below	2,943,432	4,614,544
Short-term note payable. Terms described below	1,000,000	—

	8,943,432	9,614,544
Less current portion	(7,898,960)	(6,671,112)

Notes payable — long term	$1,044,472	$2,943,432

     Notes payable at December 31, 2008 mature as follows:

2009	$7,898,960
2010	1,044,472

$8,943,432

Bank of America Note Payable
     On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the annual rate of the prime rate plus 1.5%. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $75,000. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009. As consideration for this extension of the maturity date of the loan, the Company owes Bank of America a fee of $50,000 that is payable upon the maturity date of the loan. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.
     The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer and his spouse, these guarantees are limited to the collateral each provided to the lender.

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
     The Company has agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America loan as well as to pay them certain cash fees in connection with their provision of collateral to guarantee the loan. Upon entering into the loan agreement, the Company issued to each Guarantor warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such Guarantor. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued. Warrants to purchase an aggregate of 216,095 shares of common stock were issued to the Guarantors. These warrants had an aggregate fair value of $1,437,638, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method. As discussed below, certain of these Guarantors were replaced in September 2007. The unamortized fair value of the warrants issued to the Guarantors that were replaced, which was previously reflected as a component of deferred loan costs, was recorded as interest expense in September 2007.
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
     In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on September 30, 2007 as the Bank of America loan remained outstanding at that date. The additional 38,861 warrant shares had an aggregate fair value of $244,463. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded as interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.
     In October 2007, the Company’s Chairman, Chief Executive Officer and Chief Technology Officer and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chairman, Chief Executive Officer and Chief Technology Officer and his spouse fully replaced the collateral provided by one of the original Guarantors. The Company’s Chairman, Chief Executive Officer and Chief Technology Officer and his spouse have now personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s Chairman, Chief Executive Officer and Chief Technology Officer and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chairman, Chief Executive Officer and Chief Technology Officer and his spouse, a warrant to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193,

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.
     As a result of this replacement of the collateral originally provided by one of the original Guarantors in October 2007, the unamortized fair value of the warrant to purchase 81,548 shares of the Company’s common stock at an exercise price of $7.69 per share issued to that Guarantor was recorded as interest expense in October 2007. In October 2007, the Company cancelled the warrant previously issued to such original Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to them a warrant to purchase 101,934 shares of the Company’s common stock at an exercise price of $7.69 per share, which new warrant does not contain the adjustment provisions discussed above. The additional 20,386 warrant shares had an aggregate fair value of $128,228, which was accounted for as additional paid in capital and immediately recorded as interest expense.
     In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on June 1, 2008 as the Bank of America loan remained outstanding at that date. The additional 78,773 warrant shares had an aggregate fair value of $168,387. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded as interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense over the term of the loan using the effective interest method. In the event that as of the second anniversary and third anniversary of the closing date of the loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.
     The amount of interest expense on the principal amount of the loan for the years ended December 31, 2008 and 2007 totaled approximately $336,000 and $278,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the years ended December 31, 2008 and 2007 totaled approximately $315,000 and $166,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of December 31, 2008 and 2007, that amount totaled approximately $432,000 and $243,000, respectively, and was included in accrued expenses at those dates.
BlueCrest Capital Finance Note Payable
     On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital Finance, L.P. with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital Finance, L.P. a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which became exercisable one year following the date the warrant was issued, has a ten year term. This warrant had a fair value of $432,635, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and is being amortized as interest expense over the term of the loan using the effective interest method. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan. On August 31, 2007, BlueCrest Capital Finance, L.P. assigned its rights, liabilities, duties and obligations under the BlueCrest Loan and warrant to BlueCrest Venture Finance Master Fund Limited (“BlueCrest”).
     The loan may be prepaid in whole but not in part. However, the Company is subject to a prepayment penalty equal to 3% of the outstanding principal if the BlueCrest Loan is prepaid during the first year of the loan, 2% of the outstanding principal if prepaid during the second year of the loan and 1% of the outstanding principal if prepaid during the third year of the loan. As collateral to secure its repayment obligations under the loan, the Company granted BlueCrest a first priority security interest in all of the Company’s assets, excluding intellectual property but including the proceeds from any sale of any of the Company’s intellectual property. The loan has certain restrictive terms and covenants including among others, restrictions on the Company’s ability to incur additional senior or pari-passu indebtedness or make interest or principal payments on other subordinate loans.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
     In the event of an uncured event of default under the loan, all amounts owed to BlueCrest are immediately due and payable and BlueCrest has the right to enforce its security interest in the assets securing the loan. During the continuance of an event of default, all outstanding amounts under the loan will bear interest (payable on demand) at an annual rate of the 14.85%. In addition, any unpaid amounts are subject, until paid, to a service charge in an amount equal to two percent (2%) of the unpaid amount. Events of default include, among others, the Company’s failure to timely make payments of principal when due, the Company’s uncured failure to timely pay any other amounts owing to BlueCrest under the loan, the Company’s material breach of the representations and warranties contained in the loan agreement and the Company’s default in the payment of any debt to any of its other lenders in excess of $100,000 or any other default or breach under any agreement relating to such debt, which gives the holders of such debt the right to accelerate the debt.
     The amount of interest expense on the principal amount of the BlueCrest Loan for the years ended December 31, 2008 and 2007 totaled approximately $479,000 and $367,000, respectively.
     On January 2, 2009, the Company failed to make the monthly payment of principal and interest of approximately $181,000 due on such date. On January 28, 2009, the Company received from BlueCrest notice of this event of default (the “Default Notice”) under the BlueCrest Loan. By reason of the stated event, BlueCrest demanded payment of a 2% late fee of approximately $3,600, together with the principal and interest payment of approximately $181,000. On February 2, 2009, the Company received from BlueCrest notice of acceleration of the outstanding principal amount of the BlueCrest Loan and demanded repayment in full of all outstanding principal and accrued interest on the loan, including late fees, in the aggregate amount of $2,947,045. (The acceleration notice, together with the Default Notice, are referred to as the “Notices”).
     The Company and BlueCrest entered into an amendment to the BlueCrest Loan as of April 2, 2009 (the “ BlueCrest Loan Amendment”), that, among other things, includes BlueCrest’s agreement to forbear from exercising any of its rights or remedies regarding the defaults described in Notices (the “Forbearance”) as long as there are no new defaults under the BlueCrest Loan, as amended.
     The BlueCrest Loan Amendment, (a) increases the amount of permitted unsecured indebtedness of the Company, (b) amended the amortization schedule for the Loan to provide for interest-only payments until July 1, 2009, at which time monthly principal and interest payments of $262,692 will commence, and (c) prohibits the Company from granting any lien against its intellectual property and grants to BlueCrest a lien against the Company’s intellectual property that will become effective in the event of a default. In addition, the Company issued BlueCrest a warrant to purchase 1,315,542 shares of the Company’s common stock at $0.53 per share.
     In connection with the BlueCrest Loan Amendment the Company paid BlueCrest accrued interest in the aggregate amount of $126,077. The Company also paid BlueCrest a fee of $15,000.
Short-term Note Payable
     On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term. Subject to certain conditions, at the

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock.
     The amount of interest expense on the principal amount of the loan for the year ended December 31, 2008 was approximately $50,000. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.
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
     Approximate annual future minimum lease obligations under noncancelable operating lease agreements as of December 31, 2008 are as follows:

Year ending December 31,
2009	$133,000
2010	11,000

Total	$144,000

     Rent expense was $219,349 and $192,132 for the years ended December 31, 2008 and 2007, respectively and $1,444,863 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2008.
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
     The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:
       William Beaumont Hospital
     In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2008

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
and $200,000 for 2007. This minimum royalty threshold will remain $200,000 for 2009 and thereafter. As of December 31, 2008, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2008 and 2007, the Company’s liability under this agreement was $670,000 and $460,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. In 2008, 2007 and for the cumulative period from August 12, 1999 (date of inception) to December 31, 2008, the Company incurred expenses of $210,000, $210,000 and $670,000, respectively.
     Approximate annual future minimum obligations under this agreement as of December 31, 2008 are as follows:

Year Ending December 31,
2009	$210,000
2010	210,000
2011	210,000
2012	210,000
2013	210,000
2014 — 2015	420,000

Total	$1,470,000

Contingency
     The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2008, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2008 or 2007.
8. Legal Proceedings
     On March 13, 2009, Judge Bernice Bouie Donald of the United States District Court for the Western District of Tennessee issued a Memorandum Opinion and Order in litigation brought against the Company by Dr. Peter K. Law and Cell Transplants Asia Limited (“CTAL”) (collectively, the “Plaintiffs”), captioned Peter K. Law, et al. v. Bioheart, Inc., No. 2:07-cv-2177 (the “Action”). The Action, which has been the subject of previous disclosures by the Company, was commenced on March 9, 2007, and asserted claims against the Company and Howard J. Leonhardt, individually, with respect to a license agreement entered into between Bioheart, Inc. and Cell Transplants International, LLC (“CTI”) on February 7, 2000 (the “Original License Agreement”). Pursuant to the License Agreement, among other things, CTI granted the Company a license to certain patents “related to heart muscle regeneration and angiogenesis for the life of the patents.” In July 2000, Bioheart and CTI, together with Dr. Law, executed an addendum to the License Agreement, which amended or superseded a number of the terms of the License Agreement (the “License Addendum”).
     In their amended complaint, Dr. Law and CTAL asserted 14 breach of contract and related claims pertaining to the Original License Agreement and License Addendum, including, among others, claims that the Company had breached obligations to provide shares of Bioheart common stock to Dr. Law, pay royalties on “gross sales” of MyoCell, pay a $3 million milestone payment due upon Bioheart’s “commencement of a bona fide Phase II human clinical trial study that utilizes technology claimed under U.S. Patent No. 5,130,141 with F.D.A. approval in the United States,” and to

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
refrain from sublicensing Plaintiffs’ patents. Plaintiffs also sought a declaratory judgment that the License Addendum was unenforceable due to a lack of consideration and/or economic duress. At the outset of the Action, the individual claim against Mr. Leonhardt was dismissed along with Plaintiffs’ claim for civil conspiracy, leaving 12 claims to be adjudicated.
     The Company denied the material allegations of the amended complaint, denied it had any liability to Plaintiffs, and asserted a number of defenses to Plaintiffs’ claims, as well as counterclaims seeking a declaration that the License Addendum was a legally valid and binding agreement and asserting that Dr. Law and/or CTI had breached various obligations in the parties’ agreements.
     Following the completion of discovery, the Action was tried to the Court, without a jury, from September 22-25, 2008.
     On March 13, 2009, the Court rendered its decision in the Action, dismissing the amended complaint after finding that Plaintiffs had failed to establish any of their 12 remaining claims. With respect to Plaintiffs’ claim for the $3 million milestone payment, the Court found that the payment was “payable only to CTI,” not the Plaintiffs, and that CTI, a dissolved Tennessee limited liability company, had never been made a party to the Action and therefore was “not properly before the Court.” The Court also found that, even assuming Plaintiffs could assert a claim for the milestone payment on behalf of CTI, the payment was not due because “Bioheart’s MyoCell process does not utilize technology claimed under the ‘141 patent.” In addition, the Court found that Bioheart owed no royalties because it has not yet made any “gross sales” of MyoCell.
     The Court found in Bioheart’s favor on its counterclaim seeking a declaration that the License Addendum was a valid and enforceable agreement and its counterclaim that Dr. Law breached his obligation under the License Addendum to provide Bioheart with “all pertinent and critical information” related to Bioheart’s filing of an IND application with the FDA. The Court awarded Bioheart nominal damages of $1.00 on the latter counterclaim, and dismissed Bioheart’s other counterclaims. Judgment upon the Memorandum Opinion and Order was entered on March 18, 2009.
     Subsequent to the Court rendering its decision in the Action, the Plaintiffs filed a motion with the Court seeking reconsideration of its decision. The Company’s response is due on April 20, 2009. In addition, the parties will have 30 days from entry of a decision on Plaintiff’s motion for reconsideration to file a notice of appeal with the United States Court of Appeals for the Sixth Circuit.
     There is a risk that the Court may find in favor of the Plaintiffs upon reconsideration or appeal. The Company’s current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Plaintiffs. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on the Company’s financial condition, results of operations and MyoCell commercialization efforts.
     Due to the uncertainty related to these proceedings, any potential loss cannot presently be determined.
     As previously disclosed, on October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. As a result of the claim set forth in the litigation discussed above, the Company recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of December 31, 2008 and December 31, 2007.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
Other
     The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2008, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.
9. Related Party Transactions
     The Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company’s corporate credit cards.
     The son of one of the Company’s directors was an officer of the Company until his resignation in July 2008. The amount paid to this individual as salary and bonus in 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008 was $80,500, $129,615 and $485,762, respectively.
     A cousin of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer is an officer of the Company. The amount paid to this individual as salary and bonus in 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008 was $130,000, $130,000 and $896,752, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $18,230, $10,769 and $433,987, respectively, in 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008.
     The sister-in-law of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer is an officer of the Company. The amount paid to this individual as salary and bonus in 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008 was $86,209, $87,664 and $354,215, respectively.
     On August 24, 2006, the Company entered into an agreement, or the Settlement Agreement, with an officer of the Company that is the cousin of the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer. Prior to entering into the Settlement Agreement, certain disputes had arisen between the officer and the Company as to the number of stock options awarded to the officer and the amount of unpaid salary and other compensation owed to the officer since he commenced his employment with the Company in December 1999. The shares, options and warrants granted to the officer pursuant to the Settlement Agreement were issued to settle the disputed items and in consideration for the officer’s release of any claims he may have against the Company related to or arising from his employment or any compensation owed to him.
     Pursuant to the Settlement Agreement:
•	The Company issued to the officer 47,658 shares of its common stock and agreed to pay the officer’s income taxes related to the receipt of the shares of common stock, estimated to be approximately $153,000. The fair value of the shares of common stock was determined to be $7.69 per share, which was based on a current valuation of the Company. The aggregate fair value of the shares of common stock issued and the $153,000 in cash was approximately $500,000, which was recorded as compensation expense in August 2006.

•	The Company issued to the officer a warrant to purchase 188,423 shares of the Company’s common stock at an exercise price of $5.67 per share. This warrant is exercisable immediately and expires 10 years from the date of issuance. The approximate fair value of this warrant of $1,200,000 was recorded as compensation expense in August 2006.

•	The Company issued to the officer stock options to purchase up to 282,635 shares of the Company’s common stock at an exercise price of $5.67 per share. These stock options are exercisable immediately and expire 10

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
     The fair value of the warrant and the stock options was estimated at the date of grant by using the Black-Scholes valuation model with the following assumptions: risk-free rate of 6%; volatility of 100%; and an expected holding period of 5 years.
     In connection with the Company’s private placement of 390,177 shares of its common stock in May 2007, the Company paid a fee of $150,000 to an entity affiliated with two members of the Company’s Board of Directors. In 2007, the Company also entered into a research agreement with another affiliate of the same directors, pursuant to which the Company agreed to pay an aggregate fee of $150,000 for the research services contracted for. The Company paid $75,000 of this fee in 2007 and the balance is expected to be paid in 2009.
10. Shareholders’ Equity
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
     As further discussed in Note 1, on February 22, 2008 the Company completed its IPO pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the year ended December 31, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million net proceeds figure identified above due to payment of $2.79 million of various offering expenses prior to January 1, 2008.
     In 2008, the Company also sold, in a private placement, an aggregate of 1,230,280 shares of its common stock and warrants (the “Warrants”) to purchase 369,084 shares of its common stock for aggregate gross cash proceeds of approximately $2.14 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $2.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $24,325 and warrants to purchase 24,325 shares of common stock at a weighted average exercise price of $1.95 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement.

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
     In 2005, the Company’s Chairman of the Board was issued 95,807 shares of the Company’s common stock at a price of $5.67 per share in exchange for $542,787 of debt due to travel and other related expenses advanced by the Company’s Chairman of the Board during the previous three years.
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
11. Stock Options and Warrants
Stock Options
     In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2008, no instruments had been issued under the Omnibus Plan.
     In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the Stock Option Plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, vesting provisions and contractual term of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. As of December 31, 2008, 714,333 shares remain available for issuance under the Stock Option Plans.
     A summary of options at December 31, 2008 and activity during the year then ended is presented below:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (1)
Options outstanding at January 1, 2008	2,160,199	$5.34
Granted	385,500	$4.43
Exercised	(61,778)	$1.28
Forfeited	(204,302)	$7.45

Options outstanding at December 31, 2008	2,279,619	$5.11	5.7	$—

Options exercisable at December 31, 2008	1,985,588	$5.09	5.3	$—

Available for grant at December 31, 2008	5,714,333

(1)	The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at December 31, 2008. At December 31, 2008, the exercise price of all options was less than the fair market value of the Company’s common stock.
     The weighted average fair value of options granted in 2008 and 2007 was $2.08 and $6.58 per share, respectively. The total intrinsic value of options exercised in 2008 was $104,405. Options exercised in 2007 were deemed to have no intrinsic value as the exercise prices were greater than the per share offering price of the Company’s common stock in its IPO.
     For the year ended December 31, 2008, the Company recognized $1,317,745 in stock-based compensation costs of which approximately $185,000 represented research and development expense and the remaining amount was marketing, general and administrative expense. For the year ended December 31, 2007, the Company recognized $931,233 in stock-based compensation costs of which approximately $300,000 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. At December 31, 2008, the Company had approximately $1.0 million of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.
     The following information applies to options outstanding and exercisable at December 31, 2008:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$1.17 - $1.28	360,418	2.9	$1.26	285,418	$1.28
$2.83 - $4.11	51,701	2.8	$3.08	41,701	$2.83
$5.25 - $5.67	1,650,167	6.3	$5.60	1,529,435	$5.60
$7.69	66,633	7.7	$7.69	54,329	$7.69
$8.47	150,700	6.2	$8.47	74,705	$8.47

	2,279,619	5.7	$5.11	1,985,588	$5.09

     The Company uses the Black-Scholes valuation model to determine the fair value of options on the date of grant. This model derives the fair value of options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rates and dividend yield. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. Prior to January 1, 2008, the Company estimated the expected term for stock option grants by review of similar data from a peer group of companies. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method in SAB 107 until enough historical experience is readily available to provide a reasonable estimate of the expected term for stock option grants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.
     For the years ended December 31, 2008 and 2007, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the year ended December 31,
	2008	2007
Expected dividend yield	00.0%	00.0%
Expected price volatility	75.0%	100.0%
Risk free interest rate	3.2%	5.9%
Expected life of options in years	5.3	5.0
     Between January 1, 2009 and April 3, 2009, the Company issued options to purchase an aggregate of 350,374 shares of its common stock at a weighted average exercise price of $0.73 per share. These options consisted of the following:
•	stock options to purchase an aggregate of 259,835 shares of common stock at an exercise price of $0.71 per share issued to employees. The options vest in 24 equal monthly installments, commencing one month after the date of grant, and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase an aggregate of 40,539 shares of common stock at an exercise price of $0.74 per share issued to employees. The options vest in four equal annual installments, commencing on the first anniversary of the date of grant, and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.80 per share issued to certain non-management members of the Company’s Board of Directors. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
Stock Warrants
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at December 31, 2008 and activity during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2008	2,251,836	$7.52
Issued	699,182	$2.81
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	2,951,018	$6.65	12.3	$—

Exercisable at December 31, 2008	926,159	$6.90	7.7	$—

     In 2008, the Company issued a warrant to purchase 77,000 shares of its common stock to the representative of the several underwriters of the Company’s IPO, as discussed in Note 1. In 2008, the Company also issued warrants in a private placement to purchase an aggregate of 393,409 shares of its common stock, as discussed in Note 10. Excluding the aforementioned warrants, the weighted average fair value of warrants issued in 2008 was $2.23 per share. The weighted average fair value of warrants issued in 2007 was $6.52 per share.
     As discussed in Note 6, pursuant to the terms of the agreements evidencing the warrants issued to the Guarantors of the Bank of America Loan, the number of shares of common stock subject to such warrants was increased by an aggregate of 78,773 shares as of June 1, 2008. This amount is included in the number of warrants issued in the table above.
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
     For the years ended December 31, 2008 and 2007, the fair value of warrants issued in transactions that resulted in the recognition of expense, was estimated on the date of issuance using the following weighted-average assumptions.

	For the year ended December 31,
	2008	2007
Expected dividend yield	00.0%	00.0%
Expected price volatility	75.0%	100.0%
Risk free interest rate	3.4%	5.4%
Expected life of options in years	6.4	7.0
     The following information applies to warrants outstanding and exercisable at December 31, 2008:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$1.09	5,000	4.9	$1.09	—	$—
$1.90 - $2.60	393,409	2.8	$2.08	—	$—
$3.60 - $4.93	105,000	4.7	$4.87	100,000	$4.93
$5.67 - $7.69	2,447,609	14.2	$7.47	826,159	$7.14

	2,951,018	12.3	$6.65	926,159	$6.90

     Between January 1, 2009 and April 3, 2009, the Company issued warrants to purchase an aggregate of 2,123,895 shares of its common stock at a weighted average exercise price of $0.54 per share. These warrants consisted of the following:
•	a warrant to purchase 1,315,542 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 6. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

•	a warrant to purchase 451,043 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 6. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

•	a warrant to purchase 173,638 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 6. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

•	a warrant to purchase 183,672 shares of common stock at an exercise price of $0.59. This warrant was issued in connection with private placement discussed in Note 16. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.
12. Deferred Compensation
     Through December 31, 2005, the Company granted stock options to various consultants and advisory board members. For accounting purposes, the measurement date for these options is when the counterparty’s performance is complete and, therefore, these options are required to be remeasured as of each balance sheet date. The Company determined the fair value of the options using the Black-Scholes valuation model in accordance with SFAS No. 123. Through December 31, 2005, such amount was recorded as deferred compensation and was being amortized over the vesting period of the related options, which is generally three years. Effective January 1, 2006, upon the adoption of SFAS No. 123R, the amount of deferred compensation was reclassified to additional paid-in capital.
13. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2008	2007
Deferred tax assets:
Stock-based compensation and others	$5,436,000	$4,557,000
Net operating loss carryforward	30,944,000	26,475,000

Total deferred tax assets	36,380,000	31,032,000
Valuation allowance for deferred tax assets	(36,380,000)	(31,032,000)

Net deferred tax assets	$—	$—

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $36,380,000 as of December 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2008 was approximately $5,348,000. The effective tax rate of 0% differs from the statutory rate of 35% for all periods presented due primarily to the valuation allowance.
     As of December 31, 2008 and 2007, the Company had federal income tax net operating loss carryforwards of approximately $82,232,000 and $70,356,000, respectively. The operating loss carryforwards will expire beginning in 2019.
14. Supplemental Disclosure of Cash Flow Information
     During the years ended December 31, 2008 and 2007, the Company issued warrants in connection with notes payable with an aggregate fair value of $ 168,387 and $3,139,639, respectively.
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

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Revenues	$25,995	$16,786	$6,990	$7,280
Gross profit	22,870	12,265	3,674	7,280
Development revenue	61,500	15,000	20,500	—
Net loss	(3,291,048)	(3,861,351)	(4,405,756)	(2,646,770)
Loss per share — basic and diluted	$(0.24)	$(0.27)	$(0.30)	$(0.17)
Weighted average shares outstanding — basic and diluted	13,854,830	14,447,138	14,459,897	15,602,064

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Revenues	$13,805	$194,609	$46,550	$37,345
Gross profit	6,446	167,947	28,753	23,333
Development revenue	—	—	20,500	—
Net loss	(2,277,904)	(2,762,437)	(4,164,660)	(8,862,083)
Loss per share — basic and diluted	$(0.18)	$(0.21)	$(0.31)	$(0.66)
Weighted average shares outstanding — basic and diluted	12,919,835	13,235,738	13,332,637	13,347,138
     During the quarters ended September 30, 2007 and December 31, 2007, the Company incurred significant research and development costs due to commencement of the Company’s MARVEL Trial. As a result of the claim set forth in the litigation discussed in Note 8, the Company recorded an accrual for $3 million in the fourth quarter of 2007.
16. Subsequent Events
Private Placement — Convertible Debt
     In February 2009, Bruce Meyers and Robert Seguso (jointly, the “Lenders”) funded the remaining $100,000 of a total $200,000 loan to the Company. The funds were delivered, net of original issue discount in the amount of $10,000, pursuant to a terms sheet provided by Bruce Meyers, for a convertible debt financing to be provided to the Company (the “Loan”). Although the terms sheet provided that the Lenders would be provided a complete set of loan documentation, the Lenders delivered to the Company the entire net proceeds of the Loan, in the amount of $190,000, in advance of receiving any documentation. The initial funding of $100,000 was made to the Company on January 21, 2009. However, the Company determined that it would not proceed with the Loan unless and until the Lenders funded the balance of the net proceeds which was completed on February 3, 2009 and provided that the Board of Directors of the Company approved the Loan, which approval was obtained on February 11, 2009.
     The Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the “Note”), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, the Lenders already elected to convert the entire amount of the Loan to shares of the Company’s common stock.
     In addition to the Note, the Company issued to the Lenders 200,000 unregistered and restricted shares of the Company’s common stock. We believe that the offer and sale of the securities is made only to accredited investors and, accordingly, is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
     Prior to funding the balance of the Loan, the Lenders delivered to the Company, on January 26, 2009, a notice electing to convert $100,000 of the Loan into shares of the Company’s common stock. The price per share for such election was $0.50995. This required the issuance to the Lenders of 196,098 unregistered and restricted shares of the Company’s common stock.
     On February 3, 2009, contemporaneously with the funding of the remainder of the Loan, the Lenders delivered to the Company notice of their election to convert the remainder of the Loan into shares of the Company’s common stock at a price per share of $0.5704. This required the issuance to the Lenders of 175,316 unregistered and restricted shares of the Company’s common stock.
     Accordingly, the aggregate number of unregistered and restricted shares of the Company’s common stock issued in connection with, and as a result of the conversion of, the Loan was 571,414 shares. The Company will have no obligation to file any registration statement with respect to the shares, except that the Lenders will have customary “piggyback” registration rights.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Financial Statements — (Continued)
Bank of America Principal Payment by Guarantor
     In March 2009, one of the Guarantors of the Bank of America loan repaid $3 million of principal and a pro rata portion of accrued interest on behalf of the Company. As discussed in Note 6, the Company has agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America loan as well as to pay them certain cash fees in connection with their provision of collateral to guarantee the loan. The Company now owes this $3 million to the Guarantor.
Private Placement — Common Stock and Warrants
     In April 2009, the Company sold, in a private placement, an aggregate of 612,240 shares of the Company’s common stock and warrants to purchase 183,672 shares of the Company’s common stock for aggregate gross cash proceeds of $300,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.59 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

INDEX OF EXHIBITS
     As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
4.10	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
23.1	Consent of Jewett, Schwartz, Wolfe & Associates
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002