Form 10-K/A
period 2008-12-31
BIOHEART, INC.
filed 2009-04-30
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K/A
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
Common Stock, $0.001 Par Value
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
     As of June 30, 2008, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the NASDAQ Capital Market as of June 30, 2008, was approximately $23.6 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of April 17, 2009 was 17,095,570.
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
     Bioheart, Inc. (“Bioheart”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that, in the Original Filing, was incorporated by reference to the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders. In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for Bioheart’s 2009 Annual Meeting of Shareholders has been deleted and (ii) the information with respect to the number of outstanding shares of Bioheart’s common stock has been updated.
     Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 to this Amendment. Except for the exhibit referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the Original Filing.
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
     “Bioheart,” “we,” “us” or “the Company” refers to Bioheart, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
     Set forth below is information regarding our executive officers and directors as of April 17, 2009.

Name	Age	Position
Howard J. Leonhardt	47	Chairman of the Board, Chief Executive Officer and Chief Technology Officer
Scott Bromley	47	Vice President of Public Relations
Kristin Comella	32	Vice President of Research and Corporate Development
Matt Fendrich	42	Vice President of Sales and Marketing
Catherine Sulawske-Guck	40	Vice President of Administration and Human Resources
Bruce Carson	45	Director
Peggy A. Farley	62	Director
Karl E. Groth	61	Director
William P. Murphy, Jr., M.D.	84	Director
Richard T. Spencer III	72	Director
Executive Officers
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
     Karl E. Groth., Ph.D. Dr. Groth has served as a member of our Board of Directors since January 2009. Dr. Groth is co-founder, along with Ms. Farley, of the Ascent Medical Technology Funds and since May 2000 has served as President and CEO of Ascent Private Equity, the General Partner of the funds, which are focused on investments in medical device, life science and biotechnology. Dr. Groth has over 30 years experience in the health care industry. Dr. Groth received his B.S. from the State University of New York in biology, his M.S. in plant physiology from New York University and his Ph.D. in microbiology from the University of Minnesota. He has published over 30 peer-reviewed articles in professional journals. In addition, Dr. Groth continues to publish and present on topics including vascular disease and endovascular intervention.
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
Family Relationships
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
     Our bylaws contain advance notice procedures with respect to shareholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of the Board of Directors or a committee thereof. Our bylaws also specify certain requirements as to the form and content of a shareholder’s notice. These provisions may preclude our shareholders from bringing matters before our annual meeting of shareholders or from making nominations for directors at our annual meeting or a special meeting of shareholders.
Audit Committee
     We do have a separately-designed standing Audit Committee established in accordance with the Exchange Act. The members of our Audit Committee include Ms. Farley, who serves as Chairperson of the Audit Committee, Mr. Carson and Dr. Groth. Our Board of Directors has determined that all members of our Audit Committee are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.
     Our Board of Directors has determined that Ms. Farley qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.
Communications with the Board of Directors
     In January 2007, our Board of Directors adopted a Shareholder Communication Policy for shareholders wishing to communicate with various Board committees and individual members of the Board of Directors. Shareholders wishing to communicate with the Board of Directors, the Governance & Nominating Committee and specified individual members of the Board of Directors can send communications to the Board of Directors and, if applicable, to the Governance & Nominating Committee or to specified individual directors in writing c/o Catherine Sulawske-Guck, Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, FL 33325. We do not screen such mail and all such letters will be forwarded to the intended recipient.

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
Whistleblower Policy
     In January 2007, the Board of Directors adopted Procedures for the Submission, Receipt and Handling of Concerns and Complaints Regarding Internal Controls and Auditing Matters, or a whistleblower policy. This policy outlines the process for the submission, receipt, retention and treatment of concerns and complaints received by us regarding our and our affiliates’ respective accounting, auditing and internal controls practices and procedures, including the process for the confidential, anonymous submission by our directors, officers and employees of concerns regarding questionable accounting or auditing matters.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.
     Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2008 and through the date hereof except for one late Form 4 filed by Mr. Leonhardt, two late Form 4’s filed by Mr. Bromley, two late Form 4’s filed by Ms. Sulawske-Guck and one late Form 4 filed by Ms. Farley.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     The primary goals of our Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives’ incentives with shareholder value creation. To achieve these goals, our Compensation Committee, with management’s input, recommends executive compensation packages to our Board of Directors that are generally based on a mix of salary, discretionary bonus and equity awards. Although our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for these executives to have equity ownership in our company to provide them with long-term incentives to build value for our shareholders. Accordingly, we generally award our executive officers, other than Mr. Leonhardt, initial option grants upon the commencement of their employment with us and ongoing option grants as circumstances warrant. Mr. Leonhardt beneficially owns a significant percentage of our outstanding common stock and, accordingly, we believe his interests are strongly aligned with the interests of our shareholders. We intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals and value-creating milestones. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.
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
     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry and geographic market. Base salaries are reviewed at least annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of our named executive officers were not adjusted in 2008.
     Discretionary Annual Bonus. In addition to base salaries, our Compensation Committee has the authority to award discretionary annual bonuses to our executive officers. In 2008, the Compensation Committee did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Compensation Committee believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Compensation Committee. Each executive officer is eligible for a discretionary annual bonus up to an amount equal to 50% of such executive officer’s salary.

     The Compensation Committee continues to examine whether to adopt a more formal process for discretionary annual bonuses. If adopted, the Compensation Committee expects to utilize annual incentive bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will likely vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, development of our product candidates, identification and advancement of additional product candidates, and to financial factors such as improving our results of operations and increasing the price per share of our common stock.
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
     We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and we have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our Compensation Committee, although our Compensation Committee does consider the recommendations of our Chairman for officers other than himself.
     In 2008, we did not make any stock option grants to our named executive officers.
     In 2007, we did not make any stock option grants to our named executive officers other than to Mr. Pinon, our former Chief Executive Officer. We granted Mr. Pinon options to purchase 169,890 shares of our common stock upon the commencement of his employment in March 2007. These options had an exercise price of $8.47 per share and were scheduled to vest ratably over a four year period. Upon the termination of Mr. Pinon’s employment in July 2008, 42,473 options had vested and will expire in July 2009. The other 127,417 options were forfeited.
     Other Compensation. We maintain broad-based benefits that are provided to full-time employees, including health insurance, life and disability insurance, dental insurance and vision insurance
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis set forth above with management and, based upon such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this report.
THE COMPENSATION COMMITTEE
Bruce Carson, Chairperson
Karl Groth
Peggy Farley

Summary Compensation Table
     The following table sets forth, for the fiscal years ended December 31, 2008 and December 31, 2007, the aggregate compensation awarded to, earned by or paid to Mr. Pinon and Mr. Leonhardt, both of whom served as our Chief Executive Officer in 2008 and 2007, our former Chief Financial Officer, and our two other most highly compensated executive officers who were serving at December 31, 2008 and whose total compensation was in excess of $100,000, or collectively, the Named Executive Officers.

		Annual Compensation		Long-Term Compensation Awards
		Salary	Bonus	Stock Awards		Option Awards		All Other
Name and Principal Position	Year	($)	($)	($)		($)(1)		Compensation ($)		Total ($)
Howard J. Leonhardt (2)	2008	150,000	—	—		—		—		150,000
Chairman of the Board,	2007	150,000	—	—		—		—		150,000
Chief Executive Officer and	2006	150,000	1,000	—		—		—		151,000
Chief Technology Officer

William M. Pinon (3)	2008	164,223	—	—		162,022	(4)	—		326,245
Former President & Chief	2007	220,209	—	—		226,831	(5)	—		447,040
Executive Officer

William H. Kline (6)	2008	130,000	—	—		240,000	(7)	—		370,000
Former Chief Financial	2007	50,000	—	—		240,000	(8)	—		370,000
Officer	2006		1,000	—		96,000	(9)	—		147,000

Scott Bromley	2008	130,000	—	—		—		—		130,000
Vice President of Public	2007	130,000	—	—		—		—		130,000
Relations	2006	130,000	1,000	366,429	(10)	2,928,000	(11)	153,000	(12)	3,578,429

Nicholas M. Burke (13)	2008	120,000	—	—		101,004	(14)	—		221,004
Former Vice President of	2007	49,846	—	—		43,768	(15)	—		93,614
Financial Operations

(1)	Amount reflects the expensed fair value of stock options in 2008, 2007 and 2006, calculated in accordance with SFAS No. 123(R).

(2)	Mr. Leonhardt served as our Chief Executive Officer during all of 2006 and from January through March 2007. In July 2008, he resumed the position as our Chief Executive Officer upon the resignation of Mr. Pinon.

(3)	Mr. Pinon commenced his employment with us in March 2007 and resigned effective July 2008.

(4)	Represents the 2008 expensed fair value of options to purchase 169,890 shares of our common stock granted March 7, 2007, with an exercise price of $8.47 per share. The options were scheduled to vest in four equal installments on each of March 7, 2008, March 7, 2009, March 7, 2010 and March 7, 2011. Vested options will expire one year subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(5)	Represents the 2007 expensed fair value of options to purchase 169,890 shares of our common stock granted March 7, 2007, with an exercise price of $8.47 per share. The options vest in four equal installments on each of March 7, 2008, March 7, 2009, March 7, 2010 and March 7, 2011. Vested options will expire one year subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(6)	Mr. Kline commenced his employment with us in August 2006 and resigned effective January 2009.

(7)	Represents the 2008 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010. Vested options will expire 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(8)	Represents the 2007 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010. Vested options will expire 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(9)	Represents the 2006 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010. Vested options will expire 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(10)	Relates to the issuance of 47,658 shares to Mr. Bromley in accordance with the terms of the Bromley Letter Agreement.

(11)	Represents the expensed fair market value of (i) options to purchase 282,635 shares of our common stock granted August 24, 2006, with an exercise price of $5.67 per share and (ii) a warrant to purchase 188,423 shares of our common stock granted August 24, 2006, with an exercise price of $5.67 per share.

(12)	Relates to amounts paid to Mr. Bromley to reimburse him for federal and state income taxes due in connection with his receipt of 47,658 shares of our common stock in accordance with the Bromley Letter Agreement.

(13)	Mr. Burke commenced his employment with us in July 2007 and resigned effective January 2009.

(14)	Represents the 2008 expensed fair value of options to purchase 61,778 shares of our common stock granted July 25, 2007, with an exercise price of $8.47 per share, vesting in four equal installments on each of July 25, 2008, July 25, 2009, July 25, 2010 and July 25, 2011. In January 2009, Mr. Burke resigned. Vested options will expire 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(15)	Represents the 2007 expensed fair value of options to purchase 61,778 shares of our common stock granted July 25, 2007, with an exercise price of $8.47 per share, vesting in four equal installments on each of July 25, 2008, July 25, 2009, July 25, 2010 and July 25, 2011. In January 2009, Mr. Burke resigned. Vested options will expire 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.
Our Stock Option Plans
1999 Officers and Employees Stock Option Plan and the 1999 Directors and Consultants Stock Option Plan
     In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons.
     Options Available for Issuance
     There are an aggregate of 3,088,898 shares of common stock authorized for options grants under the Plans. As of December 31, 2008, an aggregate of 714,333 shares of common stock were available for grant under the Plans. The options to be delivered under the Plans will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason such number of shares will no longer count against the shares authorized under the Plans and may again be granted under the Plans.

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
     Bioheart Omnibus Equity Compensation Plan In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2008, no instruments had been issued under the Omnibus Plan.

Outstanding Equity Awards at Fiscal Year End
     The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2008.

					Option
	Number of Securities Underlying				Exercise	Option
	Unexercised Options and Warrants				Price	Expiration
Name	Exercisable (#)		Unexercisable (#)		($/per share)	Date
Howard J. Leonhardt	23,167		—		5.67	12/31/11
	3,212		—		5.67	12/31/15
William M. Pinon	42,472	(1)	—		8.47	07/25/09
William H. Kline	38,612	(2)	—		5.67	04/02/09
Scott Bromley	61,778		—		1.28	12/25/09
	25,947		—		5.67	12/18/10
	309		—		5.67	12/31/15
	282,635		—		5.67	08/24/16
	188,423		—		5.67	08/24/16
Nicholas M. Burke	15,445		46,333	(3)	5.67	04/16/09

(1)	The options expire one year subsequent to the date of termination of employment.

(2)	The options expire 90 days subsequent to the date of termination of employment.

(3)	The unexercisable options were to vest in three equal installments on each of July 25, 2009, July 25, 2010 and July 25, 2011. In January 2009, Mr. Burke resigned. All unvested options expired upon the date of termination of employment. Vested options will expire 90 days subsequent to the date of termination of employment.
Option Exercises
     In 2008 and 2007, none of our Named Executive Officers exercised any options to purchase shares of our common stock.
Pension Benefits
     We do not have any plan that provides for payments or other benefits at, following, or in connection with the retirement of any of our employees.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
     We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control
     We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.
Director Compensation
     We currently have five non-employee directors that qualify for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred. In consideration of the extraordinary time and effort dedicated to the Company by the members of the Board of Directors throughout the IPO process and in consideration of the lack of stock option grants to directors in the fiscal year ended December 31, 2007 (notwithstanding the Company’s policy of providing grants each September), the Company, effective as of the close of business immediately after the Company’s Form S-8 Registration Statement became effective in 2008, granted to each director an option to purchase 35,000 shares of common stock. We did not grant any stock options to our non-employee directors. Accordingly, in the fiscal year ended December 31, 2007, no compensation was awarded to our non-employee directors.
Compensation Committee Interlocks and Insider Participation
     During 2008, the members of our Compensation Committee included Mr. Tomas, who served as Chairperson of the Compensation Committee, Mr. Carson and Ms. Farley. On October 23, 2008 Ms. Farley was appointed as Chairperson with Mr. Carson and Mr. Timmins serving as members on our Compensation Committee. On January 19, 2009 Mr. Carson was appointed as Chairperson of our Compensation Committee with Dr. Groth and Ms. Farley serving as members. No member of the Compensation Committee has been an officer or employee of ours at any time. Also, none of our executive officers serves, nor served in 2007 or 2008, on the board of directors or compensation committee of a company with an executive officer serving on our Board of Directors or Compensation Committee.
     In connection with our private placement of 390,177 shares of our common stock in May 2007, we paid a fee of $150,000 to an entity affiliated with Ms. Farley and Dr. Groth. In August 2007, we also entered into a research agreement with another affiliate of Ms. Farley and Dr. Groth, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007, $10,000 in 2008, and the balance is expected to be paid in 2009.
     Except as described above, no person who served on our Compensation Committee in 2008 had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the beneficial ownership(1) of our common stock as of April 17, 2009, for each of our greater than 5% shareholders, directors, Named Executive Officers that continue to serve as executive officers of Bioheart and by all of our directors and executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325.

			Options or
			Warrants
			Currently		Total
			Exercisable or		Common
			Exercisable		Stock and
	Common		within 60 days		Common Stock	Percentage
	Stock		for Shares of		Based	of Class
Name	(#)		Common Stock		Holdings	(%)(2)
Howard J. Leonhardt	4,727,571	(3)	230,249	(4)	4,957,820	28.6
Scott Bromley	47,658		564,509	(5)	612,167	3.5
Bruce Carson	208,501		170,912	(6)	379,413	2.2
Peggy A. Farley	549,410	(7)	35,000	(8)	584,410	3.4
Karl E. Groth, Ph.D.	509,410	(9)	—		509,410	3.0
William P. Murphy, Jr., M.D.	74,134	(10)	88,286	(11)	162,420	*
Richard T. Spencer, III	18,535		178,637	(12)	197,172	1.1
Roger Telecommunications	877,190		714,200	(13)	1,591,390	8.9
Limited Directors and Executive
Officers as a group (10 persons)	5,650,079		1,351,275		7,001,354	38.0

*	Represents less than 1% of the total number of shares of common stock outstanding.

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 17, 2009 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 17, 2009 have been exercised.

(2)	Applicable percentage ownership is based on 17,095,570 shares of common stock outstanding as of April 17, 2009.

(3)	Shares are directly and jointly held by Mr. Leonhardt and his spouse.

(4)	Includes (i) 26,379 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and (ii) 203,870 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(5)	Consists of (i) 61,778 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $1.28 per share, (ii) 308,891 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (iii) 188,423 shares issuable upon the exercise of a presently exercisable warrant at an exercise price of $5.67 per share (iv) 3,250 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.71 per share and (v) 2,167 shares issuable upon the exercise of stock options at an exercise price of $0.71 per share that are subject to exercise within 60 days.

(6)	Consists of (i) 129,734 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share and (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share.

(7)	Includes (i) 40,000 shares owned directly by Ms. Farley, (ii) 42,010 shares over which Ms. Farley has voting power, (iii) 77,223 shares owned by Ascent Medical Technology Fund, LP, over which Ms. Farley has shared voting and investment power and (iv) 390,177 shares owned by Ascent Medical Technology Fund II, LP, over which Ms. Farley has shared voting and investment power.

(8)	Consists of 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share.

(9)	Includes (i) 42,010 shares over which Dr. Groth has voting power, (ii) 77,223 shares owned by Ascent Medical Technology Fund, LP, over which Dr. Groth has shared voting and investment power and (iii) 390,177 shares owned by Ascent Medical Technology Fund II, LP, over which Dr. Groth has shared voting and investment power.

(10)	Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(11)	Includes (i) 12,356 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share and (iv) 34,752 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(12)	Includes (i) 67,957 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share and (iv) 69,502 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(13)	Includes (i) 263,157 shares issuable upon the exercise of a presently exercisable warrant at an exercise price of $2.05 per share and (ii) 451,043 shares issuable upon the exercise of presently exercisable warrant at an exercise price of $0.5321 per share. Does not include shares potentially issuable as payment of a $1 million promissory note and accrued interest. The shares are issuable at the option of the Company and only upon the achievement of certain conditions by the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Party Transactions
Bank of America Note Payable
     On June 1, 2007, or the Closing Date, we entered into a $5 million loan with Bank of America, N.A. (the “Bank of America Loan”). The Bank of America Loan was originally scheduled to mature on January 31, 2008. However, effective as of January 31, 2008, Bank of America agreed to extend the maturity date of the loan until June 1, 2008. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009.
     We did not pledge any assets to Bank of America as collateral for this loan. However, on the Closing Date, Mr. and Mrs. Leonhardt provided a $1.1 million limited personal guarantee of the Bank of America Loan and pledged securities accounts with Bank of America to back-up this limited personal guarantee. As discussed below, in October 2007, Mr. and Mrs. Leonhardt guaranteed additional portions of this loan. Two of our other directors, including Dr. William Murphy and Mr. Richard Spencer, III, or the Director Guarantors, each provided collateral on the Closing Date valued at $750,000 and $1.5 million, respectively, to secure the Bank of America Loan. In addition, one of our shareholders, or the Shareholder Guarantor, provided collateral on the Closing Date valued at $2.2 million to secure the Bank of America Loan. Each of the Director Guarantor’s and the Shareholder Guarantor’s exposure under the Bank of America Loan is or was limited to the collateral it provided to Bank of America. Mr. and Mrs. Leonhardt, the Director Guarantors and the Shareholder Guarantor are collectively referred to herein as the Guarantors.
     Under the terms of the Bank of America Loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date. We and Bank of America have agreed with BlueCrest Capital that we will not individually make any payments due under the Bank of America Loan while our senior loan from BlueCrest Capital is outstanding. For our benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make the payments due to Bank of America.
     We have agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan as well as to pay them certain cash fees in connection with their provision of collateral for the Bank of America Loan. We have agreed to pay these amounts to the Guarantors upon our repayment in full of the BlueCrest Loan. In addition, we issued to each Guarantor warrants to purchase 3,250 shares of our common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the Bank of America Loan guaranteed by such Guarantor. Warrants to purchase an aggregate of 216,095 shares of common stock were issued to the Guarantors. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued.
     In September 2007, one of our former directors and two of our shareholders, collectively referred to as the New Guarantors, agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure the Bank of America Loan. The collateral provided by the New Guarantors fully replaced the collateral originally provided by Mr. Spencer and partially replaced the collateral originally provided by Dr. Murphy. The collateral provided by Dr. Murphy now secures $400,000 of the Bank of America Loan. Our agreements with the New Guarantors are identical in all respects to our agreements with the original Guarantors as described above, except that the arrangements with the New Guarantors do not contain certain provisions included in the agreements with the original Guarantors, which have expired in accordance with their terms. In consideration for providing the collateral, we issued to the New Guarantors warrants to purchase 3,250 shares of our common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the Bank of America Loan guaranteed by such New Guarantor. Warrants to purchase an aggregate of 60,118 shares of the Company’s common stock were issued to the New Guarantors. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued.

     In accordance with the provisions of the warrants issued to the Guarantors and New Guarantors, the aggregate number of shares of common stock underlying such warrants increased on September 30, 2007 as the Bank of America Loan remained outstanding at that date. This resulted in an additional 38,861 warrant shares.
     In October 2007, Mr. and Mrs. Leonhardt agreed to provide an additional $2.2 million limited personal guarantee of the Bank of America Loan and pledged securities accounts with Bank of America to back-up this limited personal guarantee. The additional collateral provided by Mr. and Mrs. Leonhardt fully replaced the collateral originally provided by the Shareholder Guarantor. At such time, Mr. and Mrs. Leonhardt had personally guaranteed an aggregate of $3.3 million of the Bank of America Loan. Our agreement with Mr. and Mrs. Leonhardt with respect to the additional collateral is substantially similar to our agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the additional collateral, we issued to Mr. and Mrs. Leonhardt a warrant to purchase 81,547 shares of our common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and is not exercisable until the date that is one year following the date the warrant was issued.
     In October 2007, we cancelled the warrant previously issued to the Shareholder Guarantor, which warrant included the adjustment provisions discussed below, and, in exchange, issued to it a warrant to purchase 101,934 shares of our common stock at an exercise price of $7.69 per share. This new warrant does not contain the adjustment provisions discussed below.
     In accordance with the provisions of the warrants issued to the Guarantors and New Guarantors, the aggregate number of shares of common stock underlying such warrants increased on June 1, 2008 as the Bank of America Loan remained outstanding at that date. This resulted in an additional 78,773 warrant shares. In the event that as of the second anniversary and third anniversary of the closing date of the Bank of America Loan, we have not reimbursed the Guarantors and New Guarantors in full for payments made by them in connection with the Bank of America Loan, the number of shares subject to the warrants will further increase.
     In March 2009, Mr. and Mrs. Leonhardt paid $3,000,000 to the Bank of America on account of amounts payable by the Company to Bank of America that were guaranteed by Mr. and Mrs. Leonhardt. As a result of the payment, Mr. and Mrs. Leonhardt were released as guarantors of the Bank of America Loan and Bioheart became indebted to Mr. and Mrs. Leonhardt in the amount of $3,000,000. At present there is no formal repayment arrangement between Bioheart and Mr. and Mrs. Leonhardt with regard to such sum.
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

Placement Fee
     In connection with our private placement of 390,177 shares of our common stock in May 2007 pursuant to a subscription agreement executed prior to February 13, 2007, we paid to Ascent Capital Advisors, LLC, an affiliate of Ms. Farley and Dr. Groth, a fee of $150,000.
Research Fee
     In August 2007, we also entered into a research agreement with Ascent Medical Product Development Centre, Inc., an affiliate of Ms. Farley and Dr. Groth, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007, $10,000 in 2008, and the balance is expected to be paid in 2009.
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
Board Committee Independence
     Our Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Governance & Nominating Committee.
Audit Committee
     The members of our Audit Committee from January 1, 2008 through February 13, 2008 included Mr. Gury, who served as Chairperson of the Audit Committee, Mr. Spencer, Dr. Murphy, and Ms. Linda Tufts. Mr. Spencer resigned from the Audit Committee on February 13, 2008. Ms. Tufts did not stand for re-election to our Board of Directors and Mr. Carson replaced Ms. Tufts on the Audit Committee on July 30, 2008. On August 25, 2008 Mr. Tomas and Ms. Farley replaced Mr. Carson and Dr. Murphy in order for all members of the Audit Committee to be deemed independent pursuant to the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. On October 22, 2008 Mr. Timmins was elected to the Board of Directors and replaced Mr. Tomas on the Audit Committee. Mr. Carson replaced Ms. Farley. On January 9, 2009 Mr. Timmins was appointed Chairperson of the Committee to replace Mr. Gury, who resigned from the Board of Directors and as Chairperson of the Audit Committee, and Ms. Farley was appointed to the Committee. On January 19, 2009 Ms. Farley replaced Mr. Timmins as Chairperson of the Committee upon his resignation from the Board of Directors and the Audit Committee. Mr. Carson and Dr. Groth were both appointed to the Audit Committee. As of April 17, 2009 our Audit Committee consists of Ms. Farley as Chairperson of the Audit Committee, Mr. Carson, and Dr. Groth. The Board of Directors has determined that each member of the Audit Committee is independent pursuant to the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

Compensation Committee
     The members of our Compensation Committee from January 1, 2008 through July 30, 2008 included Mr. Tomas, who served as Chairperson of the Compensation Committee, Mr. Carson, and Ms. Farley. On July 30, 2008 Dr. Ahn replaced Mr. Carson. On August 25, 2008 Dr. Ahn resigned from the Compensation Committee in order for all members of the Compensation Committee to be deemed independent pursuant to the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. On December 3, 2008 Ms. Farley replaced Mr. Tomas as Chairperson of the Compensation Committee upon his resignation from the Board of Directors and the Compensation Committee. Mr. Timmins was appointed to the Compensation Committee. On January 9, 2009 Mr. Carson was appointed to the Compensation Committee. On January 19, 2009 Mr. Carson was appointed as Chairperson of our Compensation Committee with Dr. Groth and Ms. Farley serving as members of our Compensation Committee. As of April 17, 2009 the members of our Compensation Committee include Mr. Carson, who serves as Chairperson of the Compensation Committee, Ms. Farley, and Dr. Groth. The Board of Directors has determined that each member of the Compensation Committee is independent pursuant to the NASDAQ Marketplace Rules.
Governance & Nominating Committee CSG to update changes
     The members of our Governance & Nominating Committee from January 1, 2008 through August 25, 2008 included Ms. Farley who served as Chairperson of the Governance and Nominating Committee, Mr. Tomas and Dr. Ahn. On August 25, 2008 Dr. Ahn resigned from the Governance and Nominating Committee in order for all members of the Committee to be deemed independent pursuant to the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. On December 3, 2008 Mr. Timmins replaced Mr. Tomas upon his resignation from the Board of Directors and Governance and Nominating Committee. On January 19, 2009, Dr. Groth replaced Ms. Farley as Chairperson of the Governance & Nominating Committee and Mr. Carson replaced Mr. Timmins upon his resignation from the Board of Directors and Governance and Nominating Committee. As of April 17, 2009 the members of our Governance and Nominating Committee include Dr. Groth who serves as Chairperson of the Committee Ms. Farley, and Mr. Carson. The Board of Directors has determined that each member of the Governance & Nominating Committee is independent pursuant to the NASDAQ Marketplace Rules.
Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees
     On January 13, 2009, the Chairman of the Audit Committee received a letter from Grant Thornton LLP (“Grant Thornton”) notifying the Company of Grant Thornton’s resignation as the Company’s independent registered public accounting firm. On February 12, 2009, the Company engaged Jewett Schwartz Wolfe & Associates to serve as the Company’s independent registered public accounting firm. Aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by our independent registered public accounting firms are as follows:

Types of Fees	2008		2007
Audit Fees (1)	$155,895	(2)	$388,336	(3)
Audit Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—

(1)	This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual consolidated financial statements or the reviews of the interim financial statements.

(2)	Includes the aggregate fees billed to us by Jewett Schwartz Wolfe & Associates for professional services rendered for the audit of our 2008 and 2007 annual consolidated financial statements. Also includes the aggregate fees billed to us by Grant Thornton during 2008 for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with consents and other services related to SEC matters, including our Registration Statement on Form S-1.

(3)	Represents the aggregate fees billed to us by Grant Thornton for professional services rendered for the audit of our 2007 annual consolidated financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with consents and other services related to SEC matters, including our Registration Statement on Form S-1.
     See Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on April 15, 2009, for further discussion.

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
     Prior to engagement of the independent auditor for the next year’s audit, the independent auditor and the Audit Committee will review a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval:
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
          (iv) All Other Services: All other services are those permissible non-audit services that the Audit Committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.
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
     All of the 2007 and 2008 fees paid to Grant Thornton LLP and Jewett Schwartz Wolfe & Associates described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

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
Howard J. Leonhardt
Chairman of the Board, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 30, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Howard J. Leonhardt Howard J. Leonhardt	Chairman of the Board, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 30, 2009
Bruce Carson	Director
/s/ Peggy A. Farley Peggy A. Farley	Director	April 30, 2009
/s/ Karl E. Groth, Ph.D. Karl E. Groth, Ph.D.	Director	April 30, 2009
/s/ William P. Murphy, Jr., M.D. William P. Murphy, Jr., M.D.	Director	April 30, 2009
/s/ Richard T. Spencer III Richard T. Spencer III	Director	April 30, 2009

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