Form 10-Q
period 2009-03-31
BIOHEART, INC.
filed 2009-05-20
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of May 8, 2009 there were 17,007,850 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$171,073	$50,091
Receivables	62,492	57,258
Inventory	337,587	395,034
Prepaid expenses and other current assets	312,747	723,882

Total current assets	883,899	1,226,265
Property and equipment, net	235,811	281,107
Deferred loan costs, net	227,903	278,945
Other assets	68,854	68,854

Total assets	$1,416,467	$1,855,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,220,834	$1,700,841
Accrued expenses and other current liabilities	5,457,958	4,970,518
Deferred revenue	465,286	465,286
Notes payable — current	5,412,853	7,898,960

Total current liabilities	13,556,931	15,035,605
Deferred rent	8,571	11,141
Subordinated related party loan	3,000,000	—
Note payable — long term	530,579	1,044,472

Total liabilities	17,096,081	16,091,218

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 16,395,610 and 15,739,196 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	16,396	15,739
Additional paid-in capital	82,904,942	82,532,746
Deficit accumulated during the development stage	(98,600,952)	(96,784,532)

Total shareholders’ deficit	(15,679,614)	(14,236,047)

Total liabilities and shareholders’ deficit	$1,416,467	$1,855,171

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

			Cumulative
			Period from
			August 12,
			1999 (date of
	For the Three-Month Period		inception) to
	Ended March 31,		March 31,
	2009	2008	2009
	(Unaudited)		(Unaudited)
Revenues	$109,090	$25,995	$893,963
Cost of sales	49,297	3,125	374,658

Gross profit	59,793	22,870	519,305

Development revenues	—	61,500	117,500

Expenses:
Research and development	626,363	1,358,057	63,493,747
Marketing, general and administrative	646,882	1,072,269	29,151,686
Depreciation and amortization	45,296	45,628	662,302

Total expenses	1,318,541	2,475,954	93,307,735

Loss from operations	(1,258,748)	(2,391,584)	(92,670,930)
Interest income	10	33,946	762,263
Interest expense	(557,682)	(933,410)	(6,692,285)

Net interest expense	(557,672)	(899,464)	(5,930,022)

Loss before income taxes	(1,816,420)	(3,291,048)	(98,600,952)
Income taxes	—	—	—

Net loss	$(1,816,420)	$(3,291,048)	$(98,600,952)

Loss per share — basic and diluted	$(0.11)	$(0.24)

Weighted average shares outstanding — basic and diluted	15,931,615	13,854,830

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statement of Shareholders’ Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2008	15,739,196	$15,739	$82,532,746	$(96,784,532)	$(14,236,047)
Exercise of stock options	40,000	40	31,960	—	32,000
Stock-based compensation	—	—	(95,047)	—	(95,047)
Common stock issued in exchange for services	45,000	45	45,855	—	45,900
Common stock issued in connection with the issuance of note payable	200,000	200	189,800	—	190,000
Common stock issued upon the conversion of note payable	371,414	372	199,628	—	200,000
Net loss	—	—	—	(1,816,420)	(1,816,420)

Balance as of March 31, 2009	16,395,610	$16,396	$82,904,942	$(98,600,952)	$(15,679,614)

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			August 12, 1999
	For the Three-Month Period Ended		(date of inception)
	March 31,		to March 31,
	2009	2008	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(1,816,420)	$(3,291,048)	$(98,600,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,296	45,628	662,302
Bad debt expense	—	—	165,000
Discount on convertible debt	200,000	—	200,000
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	37,725	456,540	3,209,033
Amortization of loan costs	39,247	159,482	967,987
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in exchange for services	45,900	—	1,322,917
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	(95,047)	212,415	8,824,668
Changes in assets and liabilities
Receivables	(5,234)	28,037	(62,492)
Inventory	57,447	(18,020)	(337,587)
Prepaid expenses and other current assets	411,135	(2,521,129)	(312,747)
Other assets	40,000	2,294	(28,854)
Accounts payable	494,064	258,800	2,185,211
Accrued expenses and deferred rent	444,869	264,002	5,804,314
Deferred revenue	—	(61,500)	465,287

Net cash used in operating activities	(101,018)	(4,464,499)	(66,355,472)

Cash flows from investing activities
Acquisitions of property and equipment	—	(17,560)	(898,112)

Net cash used in investing activities	—	(17,560)	(898,112)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	—	4,266,581	1,447,828
Proceeds from private placements of common stock, net	—	—	57,612,553
Proceeds from exercise of stock options	32,000	—	292,116
Proceeds from notes payable	190,000	—	11,390,000
Proceeds from subordinated related party loan	3,000,000		3,000,000
Payment of notes payable	(3,000,000)	(397,971)	(5,256,568)
Payment of loan costs	—	(94,919)	1,061,272

Net cash provided by financing activities	222,000	3,773,691	67,424,657

Net increase (decrease) in cash and cash equivalents	120,982	(708,368)	171,073

Cash and cash equivalents, beginning of period	50,091	5,492,157	—

Cash and cash equivalents, end of period	$171,073	$4,783,789	$171,073

Disclosures of cash flow information:

Interest paid	$3,429	$146,879	$860,543
Income taxes paid	$—	$—	$—
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three-month periods ended March 31, 2009 and 2008 and its cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations and cash flows for the three-month period ended March 31, 2009 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2009.
     The accompanying unaudited consolidated interim financial statements include the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.
     The accompanying unaudited consolidated interim financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     The Consolidated Statement of Cash Flows for the quarter ended March 31, 2008 reflects the Company’s receipt of approximately $4.27 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.27 million cash proceeds figure is approximately $2.82 million higher than the $1.45 million IPO net proceeds figure identified above due to payment of $2.82 million of various offering expenses prior to January 1, 2008.
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
     On February 25, 2009, the Company received notification from The NASDAQ Stock Market of its determination to discontinue the Company’s NASDAQ listing effective February 27, 2009. On May 13, 2009, the Company’s common stock was approved for quotation on the Over-The-Counter Bulletin Board.
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
Fair Value of Financial Instruments
     Fair value estimates, assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The fair value of cash equivalents, receivables, accounts payable and short term debt approximate their carrying amounts due to their short term nature. The carrying value of long-term debt consisting of a note payable approximated fair value as of March 31, 2009 and December 31, 2008, based on the time to maturity, interest rate environment and borrowing rates available to the Company.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     Inventory consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Finished product	$280,833	$338,280
Raw materials	56,754	56,754

Total inventory	$337,587	$395,034

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets primarily consist of upfront payments under an agreement with the contract research organization that the Company is utilizing for its MARVEL clinical trial and payments on corporate insurance policies. At March 31, 2009 and December 31, 2008, prepaid expenses included approximately $32,000 and $416,000, respectively, in upfront payments to the contract research organization. These upfront payments will be applied as payment toward the final invoices from the contract research organization at which time the amounts will be expensed. Any unused amount will be refunded to the Company upon completion of the services or termination of the agreement.
Deferred Loan Costs
     Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At March 31, 2009 and December 31, 2008, the Company had net deferred loan costs of $227,903 and $278,945, respectively. For the three months ended March 31, 2009 and for the three months ended March 31, 2008, the Company recorded $276,973 and $616,022, respectively, of interest expense related to the amortization of deferred loan costs, which included $237,726 and $456,540, respectively, related to the fair value of warrants issued in connection with the loans.
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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
Loss Per Share
     Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 5,337,540 and 4,488,877 shares of common stock at March 31, 2009 and 2008, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.
2. Going Concern
     The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $98.6 million as of March 31, 2009. In addition, as of March 31, 2009, the Company’s current liabilities exceed current assets by $12.7 million. Current liabilities include notes payable of $5.4 million. As discussed in Note 6, the Company also has an obligation of $3 million to the Company’s Chairman and spouse. The Company does not have sufficient cash to support its operations through December 2009. The Company will need to secure significant additional sources of capital in June 2009 to develop its business and product candidates as planned.
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
     In addition, if the Company obtains FDA approval of a method of heart muscle regeneration utilizing the patented technology licensed under the Original License Agreement, the Company will be required to pay CTI $5 million. Further, the Company would be obligated to pay CTI a royalty of 5% of gross sales of products and services that directly read upon the claims of the licensed patents. During the course of certain litigation initiated by Dr. Law against the Company, see Note 9, the Company learned that CTI, a Tennessee limited liability company, was administratively dissolved by the Secretary of State of Tennessee in 2004.
     In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with the MyoCell SDF-1 product candidate. In exchange for the license, the Company 1) paid $250,000 upon the closing of the agreement; 2) paid $1,250,000 in 2006; 3) paid $150,000 in 2008; 4) will pay a maintenance fee of $150,000 per year for the duration of the license; 5) will be required to make various milestone payments; and 6) will pay a 5% royalty on the net sales of products and services that directly rely upon the claims of the patents for the first $300,000,000 of annual net sales and a 3% royalty for any annual net sales over $300,000,000. The royalty percentage shall be reduced by 0.5% for each 1.0% of license fees paid to any other entity. However, the royalty percentage shall not be reduced to less than 2.5%.
     Bioheart has signed two amendments associated with the license agreement with The Cleveland Clinic Foundation. The amended agreement states that if Bioheart does not complete each milestone activity by the expected completion date then the license will terminate. As part of the original license agreement, Bioheart gained access to multiple product lines. The amended agreement states that if these products are not included in a Bioheart sponsored clinical trial prior to December 31, 2010, Bioheart will lose the rights to those products.
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
4. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
License and royalty fees	$3,722,500	$3,670,000
Fees and interest payable to the Guarantors of the Company’s loan agreement with Bank of America	1,237,560	926,628
Interest payable on notes payable	121,492	262,950
Other	376,406	110,940

	$5,457,958	$4,970,518

5. Notes Payable
     Notes payable were comprised of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Bank of America note payable. Terms described below	$2,000,000	$5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below	2,943,432	2,943,432
Short-term note payable. Terms described below	1,000,000	1,000,000

	5,943,432	8,943,432
Less current portion	(5,412,853)	(7,898,960)

Notes payable — long term	$530,579	$1,044,472

     Notes payable at March 31, 2009 mature as follows:

2009	$5,412,853
2010	530,579

$5,943,432

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
     The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chairman of the Board and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chairman and his spouse, these guarantees are limited to the collateral each provided to the lender.
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
     In October 2007, the Company’s Chairman and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chairman and his spouse fully replaced the collateral provided by one of the original Guarantors. Accordingly, the Company’s Chairman and his spouse personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s Chairman and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chairman and his spouse, a warrant to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.
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
     In March 2009, the Company’s Chairman and his spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company now owes this $3.0 million to the Company’s Chairman and his spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Due to related parties.” In accordance with the provisions discussed above, this amount will accrue interest at an annual rate of the prime rate plus 5.0%.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     The amount of interest expense on the principal amount of the loan for the three-month periods ended March 31, 2009 and 2008 totaled approximately $68,000 and $98,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the three-month periods ended March 31, 2009 and 2008 totaled approximately $88,000 and $77,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of March 31, 2009 and December 31, 2008, the amount of interest paid by the Guarantors on behalf of the Company totaled approximately $616,000 and $432,000, respectively, and was included in accrued expenses at those dates.
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
     The amount of interest expense on the principal amount of the BlueCrest Loan for the three-month periods ended March 31, 2009 and 2008 totaled approximately $95,000 and $140,000, respectively.
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
     The amount of interest expense on the principal amount of the loan for the period ended March 31, 2009 was approximately $34,000. The Company has not paid any of the interest accrued to date on the principal amount of the loan.
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
     The Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the “Note”), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3.0 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, the Lenders already elected to convert the entire amount of the Loan to shares of the Company’s common stock.
     In addition to the Note, the Company issued to the Lenders 200,000 unregistered and restricted shares of the Company’s common stock. The relative fair value of these shares was calculated to be approximately $84,000 and was immediately recorded as interest expense. Using the effective conversion price of the Note, which considered the conversion discount and fair value of the shares issued the Lenders, a beneficial conversion amount of approximately $106,000 was calculated and immediately recorded as interest expense.
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
6. Related Party Transactions
     Pursuant to a clinical registry supply agreement entered into in August 2007 with BHK, Inc., the Company received an upfront payment of $103,000. As of December 31, 2007, the Company had not completed all of the cell-culturing services required by the agreement. Based on the amount of cell-culturing services completed as of December 31, 2007, the Company recorded $82,000 of the upfront payment as deferred revenue at December 31, 2007. Of this amount, $61,500 was recognized as revenue in the three months ended March 31, 2008 upon completion of additional cell-culturing services. In February 2005, the Company entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which the Company and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. As of December 31, 2008, the Company owned an 18% equity interest in Bioheart Manufacturing, Inc. In February 2009, the Company’s ownership interest in Bioheart Manufacturing, Inc. was reduced from 18% to approximately 6% as a result of an investment in Bioheart Manufacturing, Inc. by a third party.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
     As discussed in Note 5, the Company’s Chairman and his spouse had provided collateral to guarantee the Bank of America loan. In March 2009, these individuals repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company now owes this $3.0 million to the Company’s Chairman and his spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount will also accrue interest at an annual rate of the prime rate plus 5.0%.
     A cousin of the Company’s Chairman is an officer of the Company. The amounts paid to this individual as salary for the three-month periods ended March 31, 2009 and 2008 were $25,000 and $32,500, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $0 and $2,780 for the three-month periods ended March 31, 2009 and 2008, respectively.
     The sister-in-law of the Company’s Chairman is an officer of the Company. The amounts paid to this individual as salary for the three-month periods ended March 31, 2009 and 2008 were $16,600 and $21,500, respectively.
     The son of one of the Company’s directors was an officer of the Company during 2008 until the termination of his employment in July 2008. The amount paid to this individual as salary for the three-month period ended March 31, 2008 was $32,500.
7. Shareholders’ Equity
     As further discussed in Note 1, on February 22, 2008 the Company completed its IPO pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the quarter ended March 31, 2008 reflects the Company’s receipt of approximately $4.27 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.27 million cash proceeds figure is approximately $2.82 million higher than the $1.45 million net proceeds figure identified above due to payment of $2.82 million of various offering expenses prior to January 1, 2008.
8. Stock Options and Warrants
Stock Options
     In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2009, no instruments had been issued under the Omnibus Plan.
     In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the Stock Option Plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, vesting provisions and contractual term of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. As of March 31, 2009, 567,430 shares remain available for issuance under the Stock Option Plans.
     A summary of options at March 31, 2009 and activity during the three-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (1)
Options outstanding at January 1, 2009	2,279,619	$5.11
Granted	350,374	$0.73
Exercised	(40,000)	$0.80
Forfeited	(203,471)	$5.58

Options outstanding at March 31, 2009	2,386,522	$4.49	5.3	$—

Options exercisable at March 31, 2009	1,982,839	$5.02	4.4	$—

Available for grant at March 31, 2009	5,567,430

(1)	The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at March 31, 2009. At March 31, 2009, the exercise price of all options was less than the fair market value of the Company’s common stock.
     The weighted average fair value of options granted in the three-month periods ended March 31, 2009 and 2008 was $0.46 and $3.34 per share, respectively. The total intrinsic value of options exercised in the three-month period ended March 31, 2009 was $6,000. There were no options exercised in the three-month period ended March 31, 2008.
     For the three month period ended March 31, 2009, the Company recognized a net reversal of $95,047 in stock-based compensation. This amount consisted of $25,387 in stock-based compensation that was included in research and development expenses, which was offset by a net reversal of $120,434 of previously recognized stock-based compensation that was included in marketing, general and administrative expenses. For the three-month period ended March 31, 2008, the Company recognized $212,415 in stock-based compensation costs of which approximately $46,894 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. At March 31, 2009, the Company had approximately $370,000 of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.
     The following information applies to options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$0.71 — $1.28	640,568	5.6	$1.02	314,552	$1.23
$2.83 — $4.11	51,701	2.5	$3.08	41,701	$2.83
$5.25 — $5.67	1,531,190	5.3	$5.60	1,495,796	$5.61
$7.69	59,529	6.5	$7.69	48,151	$7.69
$8.47	103,534	3.6	$8.47	82,639	$8.47

	2,386,522	5.3	$4.49	1,982,839	$5.02

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
     For the three-month periods ended March 31, 2009 and 2008, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the three-month
	periods ended March 31,
	2009	2008
Expected dividend yield	00.0%	00.0%
Expected price volatility	75.0%	100.0%
Risk free interest rate	2.0%	3.0%
Expected life of options in years	5.5	6.25
Stock Warrants
     The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at March 31, 2009 and activity during the three-month period then ended is presented below:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2009	2,951,018	$6.65
Issued	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	2,951,018	$6.65	12.1	$—

Exercisable at March 31, 2009	1,003,159	$6.87	7.1	$—

     In the three-month period ended March 31, 2008, the Company issued a warrant to purchase 77,000 shares of its common stock to the representative of the several underwriters of the Company’s IPO, as discussed in Note 1.
     For the three-month periods ended March 31, 2009 and 2008, no warrants were issued in transactions that resulted in the recognition of expense. When warrants are issued in transactions that require the recognition of expense, the Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of issuance. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The expected life of the warrants is based primarily on the contractual life of the warrants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the warrants.
     The following information applies to warrants outstanding and exercisable at March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$1.09	5,000	4.7	$1.09	—	$—
$1.90 — $2.60	393,409	2.5	$2.08	—	$—
$3.60 — $4.93	105,000	4.4	$4.87	100,000	$4.93
$5.67 — $7.69	2,447,609	14.0	$7.47	903,159	$7.09

	2,951,018	12.1	$6.65	1,003,159	$6.87

     Between April 1, 2009 and May 8, 2009, the Company issued warrants to purchase an aggregate of 2,150,211 shares of its common stock at a weighted average exercise price of $0.54 per share. These warrants consisted of the following:
•	a warrant to purchase 1,315,542 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

•	a warrant to purchase 451,043 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
•	a warrant to purchase 173,638 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

•	a warrant to purchase 183,672 shares of common stock at an exercise price of $0.59. This warrant was issued in connection with the private placement discussed in Note 11. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

•	a warrant to purchase 26,316 shares of common stock at an exercise price of $0.68. This warrant was issued in connection with the private placement discussed in Note 11. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.
9. Legal Proceedings
     On March 13, 2009, Judge Bernice Bouie Donald of the United States District Court for the Western District of Tennessee issued a Memorandum Opinion and Order in litigation brought against Bioheart by Dr. Peter K. Law and Cell Transplants Asia Limited (“CTAL”) (collectively, the “Plaintiffs”), captioned Peter K. Law, et al. v. Bioheart, Inc., No. 2:07-cv-2177 (the “Action”). The Action, which has been the subject of previous disclosures by the Company, was commenced on March 9, 2007, and asserted claims against the Company and Howard J. Leonhardt, individually, with respect to a license agreement entered into between Bioheart, Inc. and Cell Transplants International, LLC (“CTI”) on February 7, 2000 (the “Original License Agreement”). Pursuant to the Original License Agreement, among other things, CTI granted the Company a license to certain patents “related to heart muscle regeneration and angiogenesis for the life of the patents.” In July 2000, Bioheart and CTI, together with Dr. Law, executed an addendum to the Original License Agreement, which amended or superseded a number of the terms of the Original License Agreement (the “License Addendum”).
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
     On March 13, 2009, the Court rendered its decision in the Action, dismissing the amended complaint after finding that Plaintiffs had failed to establish any of their 12 remaining claims. With respect to Plaintiffs’ claim

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
for the $3 million milestone payment, the Court found that the payment was “payable only to CTI,” not the Plaintiffs, and that CTI, a dissolved Tennessee limited liability company, had never been made a party to the Action and therefore was “not properly before the Court.” The Court also found that, even assuming Plaintiffs could assert a claim for the milestone payment on behalf of CTI, the payment was not due because “Bioheart’s MyoCell process does not utilize technology claimed under the “141 patent.” In addition, the Court found that Bioheart owed no royalties because it has not yet made any “gross sales” of MyoCell.
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
     Subsequent to the Court rendering its decision in the Action, the Plaintiffs filed a motion with the Court seeking reconsideration of its decision. The Company’s response was filed on April 20, 2009, and the Court’s decision is pending. The parties will have 30 days from entry of a decision on Plaintiff’s motion for reconsideration to file a notice of appeal with the United States Court of Appeals for the Sixth Circuit.
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
     As previously disclosed, on October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. As a result of the claim set forth in the litigation discussed above, the Company recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of March 31, 2009 and December 31, 2008.
Other
     The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2009, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict, significant changes in the estimated exposures could occur.
10. Contingency
     The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)
granted. Based upon the number of options that were subject to rescission as of March 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $377,000 However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of March 31, 2009 or December 31, 2008.
11. Subsequent Events
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
     In May 2009, the Company sold, in a private placement, an aggregate of 202,940 shares of the Company’s common stock and warrants to purchase 60,882 shares of the Company’s common stock for aggregate gross cash proceeds of $138,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.82 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.
     In May 2009, the Company made the decision to partition the MARVEL Study into 2 stages: MARVEL-1 and MARVEL-2. MARVEL-1 will consist of the first 20 treated patients, enrolled-to-date. We currently anticipate that we will file with the FDA an amendment to the clinical protocol for the MARVEL-2 Trial by the end of June 2009 to, among other things, seek to use, as part of the patient protocol, mobile cardiac telemetry monitor recorders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission.
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
     The forward-looking statements in this report may include, among other things, statements about:
•	our ability to obtain additional financing;

•	our ability to control and reduce our expenses;

•	our ability to meet our obligations on our outstanding indebtedness, certain of which indebtedness imposes restrictions on how we conduct our business and is secured by all of our assets except our intellectual property;

•	our ability to timely and successfully initiate and complete our clinical trials;

•	our estimates regarding future revenues and timing thereof, expenses, capital requirements and needs for additional financing;

•	our ongoing and planned discovery programs, preclinical studies and additional clinical trials; and

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
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

     Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A.
Our Ability To Continue as a Going Concern
     Our independent registered public accounting firm issued its report dated April 7, 2009 in connection with the audit of our consolidated financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of March 31, 2009 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Intelligent Devices — Distribution Agreements
     Effective as of October 30, 2008, we entered into a distribution agreement with Monebo Technologies, Inc. (“Monebo”) pursuant to which we were granted non-exclusive rights to distribute Monebo’s CardioBelt™ system throughout North America and Western Europe. This system provides ECG monitoring to heart patients from the comfort of their own home. We are required to meet certain annual minimum purchase commitments under the distribution agreement. The agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon 180 days notice for any reason or by either party immediately upon the other party’s uncured default. In addition, Monebo may terminate the agreement in the event we do not satisfy our annual minimum purchase commitment. We intend to commence distribution of the CardioBelt™ system during 2009.
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
     We initially recorded payments received by us pursuant to a clinical supply agreement entered into in August 2007 with BHK, Inc. (“BHK”) as deferred revenue. Revenues are recognized on a pro rata basis as the cell-culturing services are provided and are shown in development revenues. The costs associated with earning these revenues are expensed as incurred and are included in research and development expenses in our statements of operations. In February 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., BHK’s predecessor entity, pursuant to which we and BHK agreed to create a joint venture company now known as Bioheart Manufacturing, Inc. As of December 31, 2008, the Company owned an 18% equity interest in Bioheart Manufacturing, Inc. In February 2009, the Company’s ownership interest in Bioheart Manufacturing, Inc. was reduced from 18% to approximately 6% as a result of an investment in Bioheart Manufacturing, Inc. by a third party.
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
Revenues
     We recognized revenues of $109,000 in the three-month period ended March 31, 2009 compared to revenues of $26,000 in the three-month period ended March 31, 2008. In both periods, all revenue was generated from the shipment of MyoCath catheters to parties other than ACS.
Development Revenues
     In the three-month period ended March 31, 2008, we recognized $61,500 in development revenues from cell-culturing services provided pursuant to the clinical supply agreement entered with BHK, Inc. No such revenues were recognized in the three-month period ended March 31, 2009.
Cost of Sales
     Cost of sales was $49,000 in the three-month period ended March 31, 2009 compared to $3,000 in the three months ended March 31, 2008. The cost per catheter sold in the three-month periods ended March 31, 2009 and 2008 were approximately the same. However, a portion of the catheters sold in 2008 had no inventory cost as they had been written off in prior years.

Research and Development
     Research and development expenses were $626,000 for the three-month period ended March 31, 2009 compared to $1.4 million in the three-month period ended March 31, 2008, a decrease of $732,000. The decrease was primarily attributable to a reduction in the amount of sponsored research and a reduction in costs related to our SEISMIC, MYOHEART and MARVEL Trials.
     The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.
Marketing, General and Administrative
     Marketing, general and administrative expenses were $647,000 for the three-month period ended in March 31, 2009, compared to $1.1 million in the three-month period ended March 31, 2008, a decrease of $425,000. The decrease in marketing, general and administrative expenses is attributable, to a decrease in stock-based compensation expense, salaries & wages, legal fees and accounting fees.
Interest Income
     Interest income consists of interest earned on our cash and cash equivalents. Interest income was $10 in the three months ended March 31, 2009 compared to interest income of $34,000 in the three-month period ended March 31, 2008. The decrease in interest income was primarily attributable to lower cash balances in the three-month period ended March 31, 2009, compared to the three-month period ended March 31, 2008.
Interest Expense
     Interest expense primarily consists of interest incurred on the principal amount of the BlueCrest and the Bank of America Loans, accrued fees and interest earned by the guarantors of the Bank of America Loan, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans. The fair value of the warrants originally issued in connection with the Bank of America Loan was amortized by the end of January 2008. Our debt carries interest rates ranging from 4.75% to 13.50% as of March 31, 2009.
     Interest expense was $558,000 in the three-month period ended March 31, 2009 compared to $933,000 in the three-month period ended March 31, 2008. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $277,000 and $315,000 in the three-month periods ended March 31, 2009 and 2008, respectively. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $77,000 and $616,000 in the three-month periods ended March 31, 2009 and 2008. The three-month period ended March 31, 2009 also includes $200,000 of interest expense related to the discount associated with the convertible debt issued and converted during the period.
Liquidity and Capital Resources
     In 2009, we continue to finance our considerable operational cash needs with cash generated from financing activities.
Operating Activities
     Net cash used in operating activities was $101,000 in the three months ended March 31, 2009 as compared to $4.5 million of cash used in the three months ended March 31, 2008
     Our use of cash for operations in the three months ended March 31, 2009 reflected a net loss generated during the period of $1.8 million. However, our net loss was significantly offset by a decrease in prepaid expenses and other current assets of $441,000, an increase in accounts payable of $494,000 and an increases in accrued expenses of $445,000. The decrease in prepaid expenses and other current assets was due to the refund of upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Accounts payable increased as we have sought to conserve cash until significant additional financing is obtained.
     Our use of cash for operations in the three months ended March 31, 2008 reflected a net loss generated during the period of $3.3 million and an increase in prepaid expenses and other current assets of $2.5 million. The increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash were amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $457,000, an increase in accrued expenses and deferred rent of $264,000, an increase in accounts payable of $259,000, stock-based compensation of $212,000 and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $159,000.
Investing Activities
     No cash was used in investing activities in the three-month period ended March 31, 2009. Net cash used in investing activities was $18,000 in the three-month period ended March 31, 2008. All of the cash utilized in investing activities in the three-month period ended March 31, 2008 related to our acquisition of property and equipment.
Financing Activities
     Net cash provided by financing activities was $222,000 in the three-month period ended March 31, 2009 compared to $3.8 million in the three-month period ended March 31, 2008.
     In the three-month period ended March 31, 2009, we received net proceeds of $190,000 in connection with the issuance of convertible debt and shares of common stock. The lenders converted the convertible debt to shares of common stock during the three-month period ended March 31, 2009. In the three-month period ended March 31, 2009, we also received $32,000 from the exercise of stock options.
     On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.45 million. The Consolidated Statement of Cash Flows for the three months period ended March 31, 2008 reflects our receipt of approximately $4.27 million of “Proceeds from initial public offering of common stock, net.” The $4.27 million cash proceeds figure is approximately $2.82 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.82 million of various offering expenses prior to January 1, 2008.
     In the three-month period ended March 31, 2008, we repaid $398,000 of principal on the BlueCrest Loan and paid $95,000 of costs incurred in connection with the extension of the maturity date of the Bank of America Loan.
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

     At March 31, 2009, we had cash and cash equivalents totaling $171,000; however, our working capital deficit as of such date was $12.7 million. Our independent registered public accounting firm issued its report dated April 7, 2009 in connection with the audit of our consolidated financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Recent Accounting Pronouncements
     Refer to Note 1. Organization and Summary of Significant Accounting Policies in the notes to our consolidated interim financial statements for a discussion of recent accounting pronouncements.
Effects of Being a Public Company
     In October 2007, we became subject to the periodic reporting requirements of the Exchange Act and the other rules and regulations of the SEC. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officer who certifies our financial reports, as well as to other members of senior management and the Board of Directors.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Inherent Limitations in Control Systems
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
Changes In Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s Chief Financial Officer and Vice President of Financial Operations resigned during the quarter ended March 31, 2009. We have not yet determined whether or not other internal controls over financial reporting will be sufficient so as to avoid any material affect.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
     Subsequent to the Court rendering its decision in the Action, the Plaintiffs filed a motion with the Court seeking reconsideration of its decision. Our response was filed on April 20, 2009, and the Court’s decision is pending. The parties will have 30 days from entry of a decision on Plaintiff’s motion for reconsideration to file a notice of appeal with the United States Court of Appeals for the Sixth Circuit.
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
     As previously disclosed, on October 24, 2007, we completed the MyoCell implantation procedure on the first patient in our MARVEL Trial. As a result of the claim set forth in the litigation discussed above, we recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of March 31, 2009 and December 31, 2008.
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

Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A.
     The risks and uncertainties described below and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A, are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear elsewhere in this quarterly report, you should also carefully review the cautionary statement referred to under Part I. Item 2 “Cautionary Statement Regarding Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Private Placement — Convertible Debt
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
     In May 2009, the Company sold, in a private placement, an aggregate of 202,940 shares of the Company’s common stock and warrants to purchase 60,882 shares of the Company’s common stock for aggregate gross cash proceeds of $138,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.82 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.
Item 5. Other Information
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
     On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009. On May 13, 2009, our common stock was approved for quotation on the Over-The-Counter Bulletin Board.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended

3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant

3.3(8)	Amended and Restated Bylaws

4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant

4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009

4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009

4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009

4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009

4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009

4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009

4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited

4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited

4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited

4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP

10.1**(1)	1999 Officers and Employees Stock Option Plan

10.2**(1)	1999 Directors and Consultants Stock Option Plan

10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan

10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan

10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.

10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.

10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.

10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt

10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.

10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.

10.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt

Exhibit No.	Exhibit Description
and Brenda Leonhardt

10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.

10.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership

10.16(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***

10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.

10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino

10.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.

10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor

10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt

10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt

10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.

10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan

10.27(11)	Form of Warrant Agreement for October 2008 Private Placement

10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Reserved

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.
Date: May 20, 2009	By:	/s/ Howard J. Leonhardt
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