Form 10-Q
period 2009-06-30
BIOHEART, INC.
filed 2009-08-18
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2009 there were 17,554,627 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

1) Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008

2) Consolidated Statements of Operations for the six month periods ended June 30, 2009 and 2008 (unaudited)

3) Consolidated Statement of Shareholders’ Deficit for the six-month period ended June 30, 2009 (unaudited)

4) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008 (unaudited)

5) Notes to Consolidated Interim Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,075	$50,091
Receivables	7,994	57,258
Inventory	274,966	395,034
Prepaid expenses and other current assets	201,913	723,882
Total current assets	504,948	1,226,265
Property and equipment, net	190,902	281,107
Deferred loan costs, net	863,244	278,945
Other assets	68,854	68,854
Total assets	$1,627,948	$1,855,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,260,833	$1,700,841
Accrued expenses and other current liabilities	5,490,712	4,970,518
Deferred revenue	465,286	465,286
Notes payable — current	5,943,432	7,898,960
Total current liabilities	14,160,263	15,035,605
Deferred rent	5,999	11,141
Subordinated related party loan	3,000,000	—
Note payable — long term	—	1,044,472
Total liabilities	17,166,262	16,091,218

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 17,554,627 and 15,739,196 shares issued and outstanding as of June, 30, 2009 and December 31, 2008, respectively	17,555	15,739
Additional paid-in capital	84,721,282	82,532,746
Deficit accumulated during the development stage	(100,277,151)	(96,784,532)
Total shareholders’ deficit	(15,538,314)	(14,236,047)
Total liabilities and shareholders’ deficit	$1,627,948	$1,855,171

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Operations

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,		Cumulative Period from August 12, 1999 (date of inception) to June 30,
	2009	2008	2009	2008	2009
	(Unaudited)				(Unaudited)
Revenues	$97,795	$16,786	$206,885	$42,781	$991,758
Cost of sales	63,484	4,521	112,781	7,646	438,142
Gross profit	34,311	12,265	94,104	35,135	553,616
Development revenues	—	15,000	—	76,500	117,500
Expenses:
Research and development	415,330	1,477,634	1,041,693	2,835,691	63,909,077
Marketing, general and administrative	472,152	1,876,442	1,119,034	2,948,711	29,623,838
Depreciation and amortization	44,908	45,921	90,204	91,549	707,210
Total expenses	932,390	3,399,997	2,250,931	5,875,951	94,240,125
Loss from operations	(898,079)	(3,372,732)	(2,156,827)	(5,764,316)	(93,569,009)
Interest income	6	8,256	16	42,202	762,269
Interest expense	(778,126)	(496,875)	(1,335,808)	(1,430,285)	(7,470,411)
Net interest expense	(778,120)	(488,619)	(1,335,792)	(1,388,083)	(6,708,142)
Loss before income taxes	(1,676,199)	(3,861,351)	(3,492,619)	(7,152,399)	(100,277,151)
Income taxes	—	—	—	—	—
Net loss	$(1,676,199)	$(3,861,351)	$(3,492,619)	$(7,152,399)	$(100,277,151)
Loss per share — basic and diluted	$(0.10)	$(0.27)	$(0.21)	$(0.51)
Weighted average shares outstanding — basic and diluted	17,260,868	14,447,138	16,596,241	14,150,984

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance as of December 31, 2008	15,739,196	$15,739	$82,532,746	$(96,784,532)	$(14,236,047)
Exercise of stock options	71,250	71	41,960	—	42,031
Stock-based compensation	—	—	(47,750)	—	(47,750)
Issuance of warrants in connection with notes payable	—	—	974,639	—	974,639
Issuance of warrants as a loan fee paid to officers	—	—	133,531	—	133,531
Issuance of common stock	1,127,767	1,128	650,872	—	652,000
Common stock issued in exchange for services	45,000	45	45,855	—	45,900
Common stock issued in connection with the issuance of note payable	200,000	200	189,801	—	190,001
Common stock issued upon the conversion of note payable	371,414	372	199,628	—	200,000
Net loss	—	—	—	(3,492,619)	(3,492,619)
Balance as of June 30, 2009	17,554,627	$17,555	$84,721,282	$(100,277,151)	$(15,538,314)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Cash Flows

	For the Six-Month Period Ended June 30,		Cumulative Period from August 12, 1999 (date of inception) to June 30,
	2009	2008	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(3,492,619)	$(7,152,399)	$(100,277,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,204	91,549	707,210
Bad debt expense	—	—	165,000
Discount on convertible debt	200,000	—	200,000
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	337,654	561,757	3,508,962
Amortization of loan costs	78,616	257,919	1,007,356
Warrants granted as a loan fee to officers	133,531	—	133,531
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in exchange for services	45,900	87,200	1,322,917
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Stock-based compensation	(47,750)	1,071,546	8,871,966
Changes in assets and liabilities
Receivables	49,265	(1,228)	(7,993)
Inventory	120,067	(3,779)	(274,967)
Prepaid expenses and other current assets	521,969	(2,067,411)	(201,913)
Other assets	40,000	2,294	(28,854)
Accounts payable	534,063	(22,932)	2,225,209
Accrued expenses and deferred rent	475,052	401,814	5,834,497
Deferred revenue	—	(61,500)	465,287
Net cash used in operating activities	(914,048)	(6,835,170)	(67,168,502)

Cash flows from investing activities
Acquisitions of property and equipment	—	(17,560)	(898,112)
Net cash used in investing activities	—	(17,560)	(898,112)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	—	4,236,653	1,447,829
Proceeds from private placements of common stock, net	652,000	—	58,264,553
Proceeds from exercise of stock options	42,031	—	302,147
Proceeds from notes payable	190,001	—	11,390,001
Proceeds from subordinated related party loan	3,000,000	—	3,000,000
Payment of notes payable	(3,000,000)	(808,866)	(5,256,568)
Payment of loan costs	—	(187,219)	(1,061,273)
Net cash provided by financing activities	884,032	3,240,568	68,086,689
Net increase (decrease) in cash and cash equivalents	(30,016)	(3,612,162)	20,075

Cash and cash equivalents, beginning of period	50,091	5,492,157	—
Cash and cash equivalents, end of period	$20,075	$1,879,995	$20,075
Disclosures of cash flow information:
Interest paid	$5,366	$282,799	$862,450
Income taxes paid	$—	$—	$—

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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the six-month periods ended June 30, 2009 and 2008 and its cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations and cash flows for the six-month period ended June 30, 2009 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2009.

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

The Consolidated Statement of Cash Flows for the quarter ended June 30, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to payment of $2.82 million of various offering expenses prior to January 1, 2008.

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

Fair Value of Financial Instruments

Fair value estimates, assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The fair value of cash equivalents, receivables, accounts payable and short term debt approximate their carrying amounts due to their short term nature. The carrying value of long-term debt consisting of a note payable approximated fair value as of June 30, 2009 and December 31, 2008, based on the time to maturity, interest rate environment and borrowing rates available to the Company.

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

Inventory consisted of the following at June 30, 2009 and December 31, 2008:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	June 30, 2009	December 31, 2008
Finished product	$218,212	$338,280
Raw materials	56,754	56,754
Total inventory	$274,966	$395,034

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2008, mainly consisted of upfront payments under an agreement with the contract research organization that the Company was utilizing for its Marvel Clinical Trials, and payments on corporate insurance policies. At June 30, 2009, all the prepayments to the contract research organization were recovered, and prepaid expenses and other current assets included a down payment to a vendor for Clinical Trial equipment, and payments on corporate insurance policies.

Deferred Loan Costs

Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At June 30, 2009 and December 31, 2008, the Company had net deferred loan costs of $863,244 and $278,945, respectively. For the Six months ended June 30, 2009 and for the six months ended June 30, 2008, the Company recorded $749,802 and $819,677, respectively, of interest expense related to the amortization of deferred loan costs, which included $471,205 and $561,757, respectively, related to the fair value of warrants issued in connection with the loans.

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

Loss Per Share

Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 7,557,173 and 4,906,532 shares of common stock at June 30, 2009 and 2008, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.

2.	Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $100.3 million as of June 30, 2009. In addition, as of June 30, 2009, the Company’s current liabilities exceed current assets by $13.7 million. Current liabilities include notes payable of $5.9 million. As discussed in Note 6, the Company also has an obligation of $3 million to the Company’s Chairman and spouse. The Company does not have sufficient cash to support its operations through December 2009. The Company has secured additional sources of capital in August 2009 to conduct its business and product candidates as planned, through September 2009.

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

Bioheart has signed two amendments associated with the license agreement with The Cleveland Clinic Foundation. The amended agreement states that if Bioheart does not complete each milestone activity by the expected completion date then the license will terminate. As part of the original license agreement, Bioheart gained access to multiple product lines. The amended agreement states that if these products are not included in a Bioheart sponsored clinical trial prior to December 31, 2010, Bioheart will lose the rights to those products. On July 1st, 2009, the company received notification from the Cleveland Clinic that they are terminating the License Agreement due to failure to pay the annual maintenance fee on June 30, 2009. The termination does not release Bioheart from obligations that accrued prior to the effective date of termination or any other obligations it might have under that Agreement. The company also received a communication from Juventas Therapeutics (now acting on behalf of the Cleveland Clinic for this patent portfolio) that it would like to renegotiate the License Agreement with Bioheart. The Company has developed proprietary techniques to utilize the art identified in the patents, that are pending.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

In December 2006, the Company entered into an agreement with Tissue Genesis, Inc. (“Tissue Genesis”) for exclusive distribution rights to Tissue Genesis’ products and a license for various patents to be used in connection with the Bioheart Acute Cell Therapy and TGI 1200TM product candidates. In exchange for the license, the Company agreed to do the following: 1) issue 13,006 shares of the Company’s common stock at a price of $7.69 per share; and 2) issue a warrant exercisable for 1,544,450 shares of the Company’s common stock to Tissue Genesis at an exercise price of $7.69 per share, which warrant expires on December 31, 2026. This warrant shall vest in three parts as follows: i) 617,780 shares vesting only upon the Company’s successful completion of human safety testing of the licensed technology, ii) 463,335 shares vesting only upon the Company exceeding net sales of $10 million or net profit of $2 million from the licensed technology, and iii) 463,335 shares vesting only upon the Company exceeding net sales of $100 million or net profit of $20 million from the licensed technology. Since the vesting of this warrant is contingent upon the achievement of the specific milestones, the fair value of this warrant at the time the milestones are met will be expensed to research and development. In the event of an acquisition (or merger) of the Company with a third party, all unvested shares of common stock subject to the warrant shall immediately vest prior to such event. In addition, the Company will pay a 2% royalty of net sales of licensed products.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
License and royalty fees	$3,775,000	$3,670,000
Fees and interest payable to the Guarantors of the Company’s loan agreement with Bank of America	1,405,133	926,628
Interest payable on notes payable	161,165	262,950
Other	149,414	110,940
	$5,490,712	$4,970,518

5.	Notes Payable

Notes payable were comprised of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Bank of America note payable. Terms described below	$2,000,000	$5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	2,943,432	2,943,432
Short-term note payable. Terms described below.	1,000,000	1,000,000
	5,943,432	8,943,432
Less current portion.	(5,943,432)	(7,898,960)
Notes payable — long term.	$0	$1,044,472

Notes payable at June 30, 2009 mature as follows:

2010	$5,943,432
$5,943,432

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

Bank of America Note Payable

On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the annual rate of the prime rate plus 1.5%. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $75,000. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009. As consideration for this extension of the maturity date of the loan, the Company owes Bank of America a fee of $50,000 that is payable upon the maturity date of the loan. Effective July 6, 2009, Bank of America agreed to extend the maturity of the loan until January 5, 2010. As consideration for this extension of the maturity date of the loan, the Company owes Bank of America a fee of $25,000 that is payable upon the maturity date of the loan. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.

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

The amount of interest expense on the principal amount of the loan for the six-month periods ended June 30, 2009 and 2008 totaled approximately $79,000 and $181,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the six-month periods ended June 30, 2009 and 2008 totaled approximately $232,000 and $155,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of June 30, 2009 and December 31, 2008, the amount of interest paid by the Guarantors on behalf of the Company totaled approximately $616,000 and $445,000, respectively, and was included in accrued expenses at those dates.

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

The amount of interest expense on the principal amount of the BlueCrest Loan for the six-month periods ended June 30, 2009 and 2008 totaled approximately $189,000 and $266,000, respectively.

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

Effective July 1, 2009, the Company and BlueCrest agreed to enter into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until January 1, 2010, at which time monthly principal and interest payments of $139,728 will commence.

In connection with the most recent BlueCrest Loan Amendment the Company will issue BlueCrest a warrant to purchase $600,000 of the Company’s common shares and pay a fee of $29,435.

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

The amount of interest expense on the principal amount of the loan for the period ended June 30, 2009 was approximately $68,000. The Company has not paid any of the interest accrued to date on the principal amount of the loan.

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

In April and May 2009, the Company sold to two members of the Board of Directors, in a private placement, an aggregate of 965,570 shares of the Company’s common stock and warrants to purchase 289,671 shares of the Company’s common stock for aggregate gross cash proceeds of $535,000.

A cousin of the Company’s Chairman is an officer of the Company. The amounts paid to this individual as salary for the six-month periods ended June 30, 2009 and 2008 were $54,200 and $65,000, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $22,759 and $3,405 for the six-month periods ended June 30, 2009 and 2008, respectively.

The sister-in-law of the Company’s Chairman is an officer of the Company. The amounts paid to this individual as salary for the six-month periods ended June 3, 2009 and 2008 were $35,896 and $43,000, respectively.

On July 15, 2009, to settle an amount due to the Ascent Medical Product Development Centre Inc., affiliated with two Board members, Karl Groth and Peggy Farley, Ascent Medical Product Development Centre Inc. accepted options for 203,125 restricted Bioheart common shares.

In July 2009, the Company sold to a member of the Board of Directors, in a private placement 140,850 shares of the Company’s common stock and warrants to purchase 42,255 shares of the Company’s common stock for gross cash proceeds of $100,000.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

7.	Shareholders’ Equity

As further discussed in Note 1, on February 22, 2008 the Company completed its IPO pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the quarter ended June 30, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million net proceeds figure identified above due to payment of $2.79 million of various offering expenses prior to January 1, 2008.

8.	Stock Options and Warrants

Stock Options

In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2009, no instruments had been issued under the Omnibus Plan.

In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the Stock Option Plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, vesting provisions and contractual term of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. As of June 30, 2009, 720,667 shares remain available for issuance under the Stock Option Plans.

A summary of options at June 30, 2009 and activity during the six-month period then ended is presented below:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2009	2,279,619	$5.11
Granted	491,624	$0.70
Exercised	(71,250)	$0.45		30,688
Forfeited	(356,141)	$5.58
Options outstanding at June 30, 2009	2,343,852	$4.25	5.4	$35,427
Options exercisable at June 30, 2009	1,912,624	$4.83	4.6	$7,808
Available for grant at June 30, 2009	5,720,667

(1)  The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at June 30, 2009. .The weighted average fair value of options granted in the six-month periods ended June 30, 2009 and 2008 was $0.55 and $2.38 per share, respectively. The total intrinsic value of options exercised in the six-month period ended June 30, 2009 was $30,688. There were 71,250 options exercised in the six-month period ended June 30, 2009.

For the six month period ended June 30, 2009, the Company recognized a net reversal of $47,750 in stock-based compensation. This amount consisted of $52,042 in stock-based compensation that was included in research and development expenses, which was offset by a net reversal of $99,792 of previously recognized stock-based compensation that was included in marketing, general and administrative expenses. For the six-month period ended June 30, 2008, the Company recognized $1,071,546 in stock-based compensation costs of which approximately $91,619represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. At June 30, 2009, the Company had approximately $320,000 of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.

The following information applies to options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.71 – $1.28	739,984	5.6	$1.00	373,132	$1.15
$2.83 – $4.11	51,701	2.3	$3.08	41,701	$2.83
$5.25 – $5.67	1,412,312	5.5	$5.61	1,385,797	$5.61
$7.69	52,423	7.2	$7.69	45,300	$7.69
$8.47	87,432	4.1	$8.47	66,614	$8.47
	2,343,852	5.4	$4.25	1,912,624	$4.83

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

The Company uses the Black-Scholes valuation model to determine the fair value of options on the date of grant. This model derives the fair value of options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rates and dividend yield.For the period through March 31, 2009 the Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. Commencing April 1, 2009, the Company began calculating its volatility based on actual fluctuations in its share prices. Prior to January 1, 2008, the Company estimated the expected term for stock option grants by review of similar data from a peer group of companies. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method in SAB 107 until enough historical experience is readily available to provide a reasonable estimate of the expected term for stock option grants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

For the six-month periods ended June 30, 2009 and 2008, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the six-month periods ended June 30,
	2009	2008
Expected dividend yield	00.0%	00.0%
Expected price volatility	104.0%	75.0%
Risk free interest rate	2.43%	3.3%
Expected life of options in years	6.8	5.1

Stock Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at June 30, 2009 and activity during the six-month period then ended is presented below:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,951,018	$6.65
Issued	2,262,303	.55
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	5,213,321	$4.00	10.5	$648,741
Exercisable at June 30, 2009	3,336,791	$2.62	8.0	$597,395

In the six-month period ended June 30, 2008, the Company issued a warrant to purchase 77,000 shares of its common stock to the representative of the several underwriters of the Company’s IPO, as discussed in Note 1.

For the six-month periods ended June 30, 2009 and 2008, warrants to purchase 1,940,223 shares were issued in connection with loan renewals. These warrants resulted in the addition of $974,639 in additional interest expense that will be recognized in future periods.. When warrants are issued in transactions that require the recognition of expense, the Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of issuance. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The expected life of the warrants is based primarily on the contractual life of the warrants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the warrants.

The following information applies to warrants outstanding and exercisable atJune 30, 2009:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.53 – $0.68	2,150,211	9.1	$.54	1,940,223	$0.53
$0.81 – $1.09	117,092	3.0	$0.86	—	$—
$1.90 – $2.60	393,409	2.3	$2.08	393,409	$2.08
$3.60 – $4.93	105,000	4.2	$4.87	100,000	$4.93
$5.67 – $7.69	2,447,609	13.7	$7.47	903,159	$7.09
	5,213,321	10.5	$4.00	3,336,791	$2.62

During the six months ended June 30, 2009, the Company issued the following warrants:

Loan Modification and Renewal –
• a warrant to purchase 1,315,542 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

Loan Subordination – a warrant to purchase 451,043 shares of common stock at an exercise price of $0.53. This warrant was

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date. Inducement to convert accounts payable to a promissory note

•
a warrant to purchase 173,638 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

Private Placement transaction Warrants to purchase in aggregate 322,080 shares of common stock were issued during the quarter, as follows:

• 183,672 shares at an exercise price of $0.59
• 26,316 shares at an exercise price of $0.68
• 22,059 shares at an exercise price of $0.82
• 38,823 shares at an exercise price of $0.82
• 18,801 shares at an exercise price of $0.90
• 12,972 shares at an exercise price of $0.89
• 19,437 shares at an exercise price of $0.85

These warrants were issued in connection with the Private Placement discussed in Note II. These Warrants vest six months after issuance and expire in three years after issuance.

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

Following the completion of discovery, the Action was tried to the Court, without a jury, from September 22–25, 2008.

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

As previously disclosed, on October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. As a result of the claim set forth in the litigation discussed above, the Company recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of June 30, 2009 and December 31, 2008.

Other

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2009, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict, significant changes in the estimated exposures could occur.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

10.	Contingency

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of March 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $377,000 However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of June 30, 2009 or December 31, 2008.

11. Subsequent Events

Private Placement — Common Stock and Warrants

Commencing on October 1, 2008, the Company conducted a PIPE financing of 2,876,000 shares and 862,500 warrants that has been placed in 16 tranches. Of that amount, 430,270 shares and 129,081 warrants remained as of August 1, 2009. Proceeds have been $3.12 million.

In July 2009, the Company sold, in a private placement, an aggregate of 140,850 shares of the Company’s common stock and warrants to purchase 42,255 shares of the Company’s common stock for aggregate gross cash proceeds of $100,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.85 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Convertible Debt

In July 2009, Bruce Meyers and Dana Smith (jointly, the “Lenders”) funded a total $120,000 loan to the Company. The Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the “Note”), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3.0 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, the Lenders already elected to convert the entire amount of the Loan to shares of the Company’s common stock.

Accordingly, the aggregate number of unregistered and restricted shares of the Company’s common stock issued in connection with, and as a result of the conversion of, the Loan was 355,294 shares. The Company will have no obligation to file any registration statement with respect to the shares, except that the Lenders will have customary “piggyback” registration rights.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

Other

MyoCell SDF-1 has recently been approved by the US FDA for use in a Phase I dose escalation trial. If we are able to secure additional capital, we intend to begin this trial in 2009 or 2010.

In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with the MyoCell SDF-1 product candidate. On July 1st, 2009, the company received notification from the Cleveland Clinic that they are terminating the License Agreement due to failure to pay the annual maintenance fee on June 30, 2009. The termination does not release Bioheart from obligations that accrued prior to the effective date of termination or any other obligations it might have under that Agreement. The company also received a communication from Juventas Therapeutics (now acting on behalf of the Cleveland Clinic for this patent portfolio) that it would like to renegotiate the License Agreement with Bioheart. The Company has developed proprietary techniques to utilize the art identified in the patents, that are pending.

Effective July 1, 2009, the Company and BlueCrest agreed to enter into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until January 1, 2010, at which time monthly principal and interest payments of $139,728 will commence.

In connection with the most recent BlueCrest Loan Amendment the Company will issue BlueCrest a warrant to purchase $600,000 of the Company’s common shares and pay a fee of $29,435.

Effective July 5, 2009, Bank of America agreed to extend the maturity date of the loan until January 5, 2010. As consideration for this extension of the maturity date of the loan, the Company owes Bank of America a fee of $25,000.

On July 15, 2009, to settle an amount due to the Ascent Medical Product Development Centre Inc., affiliated with two Board members, Karl Groth and Peggy Farley, Ascent Medical Product Development Centre Inc. accepted options for 203,125 restricted Bioheart common shares.

On August 12, 2009, the Board of Directors decided that several of its Directors join the Company’s executive management team. In addition to assuming the position of Chairman of the Company’s Board of Directors, Karl E. Groth, Ph.D., became the Chief Executive Officer; Peggy A. Farley became Chief Operating Officer; and Mark P. Borman became Chief Financial Officer. Howard Leonhardt, who resigned from the Board of Directors, will continue as Chief Scientific and Technology Officer, and Chairman of the Scientific Advisory Board. Mr. Leonhardt, the Company’s founder, thus will be able to focus on enhancing the Company’s existing technologies and strengthening its position as the leader within the cardiovascular arena of the stem cell therapy industry.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm issued its report dated April 7, 2009 in connection with the audit of our consolidated financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of June 30, 2009 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. To date, approximately 50 patients have been enrolled in the MARVEL Trial. We have filed with the FDA an amendment to the clinical protocol for the MARVEL Trial to, among other things, seek to use, as part of the patient protocol, mobile cardiac telemetry monitor recorders. Provided that the protocol amendment is approved and we are able to secure $5.0 million of additional capital we currently intend to seek to enroll and treat approximately 150 patients in the MARVEL II Trial in 2010. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in 2010. While we are attempting to secure additional capital we have suspended enrollment in the MARVEL Trial. As part of this evaluation process, we expect that we would analyze whether to focus resources towards the development, commercialization and/or distribution of certain of our other product candidates, including, but not limited to MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional potentially therapeutic growth proteins and certain intelligent devices. In the event we suspend enrollment in the MARVEL II Trial, we anticipate that we would continue to use our resources, to the extent available, to collect follow-up data on the patients treated to date in the MARVEL I Trial.

MyoCell SDF-1 has recently been approved by the US FDA for use in a Phase I dose escalation trial. If we are able to secure additional capital, we intend to begin this trial in 2009 or 2010.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200TM tissue processing system, and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200TM announced on November 13, 2008 that the TGI 1200TM had been certified with a CE Marking, thus making the system available throughout the European marketplace. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway in the United States that should be pursued for the TGI 1200TM device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

Intelligent Devices — Distribution Agreements

Effective as of October 30, 2008, we entered into a distribution agreement with Monebo Technologies, Inc. (“Monebo”) pursuant to which we were granted non-exclusive rights to distribute Monebo’s CardioBeltTM system throughout North America and Western Europe. This system provides ECG monitoring to heart patients from the comfort of their own home. We are required to meet certain annual minimum purchase commitments under the distribution agreement. The agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon 180 days notice for any reason or by either party immediately upon the other party’s uncured default. In addition, Monebo may terminate the agreement in the event we do not satisfy our annual minimum purchase commitment. We intend to commence distribution of the CardioBeltTM system during 2009 or 2010.

In connection with the distribution agreement, we also entered into a Master Software License Agreement with Monebo pursuant to which Monebo granted us a non-exclusive, non-sublicensable, non-transferable license to certain software and algorithms to be used in connection with the CardioBeltTM system. We paid Monebo an upfront cash fee for this license and will be required to pay certain additional fees upon installation. We will also be required to pay to Monebo royalty fees per patient and software maintenance fees.

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

Revenues

We recognized revenues of $206,885 in the six-month period ended June 30, 2009 compared to revenues of $119,281 in the six-month period ended June 30, 2008. In the six-month period ended June 30, 2009 all revenue generated was mainly from the shipment of MyoCath catheters.

Development Revenues

In the six-month period ended June 30, 2008, we recognized $76,500 in development revenues from cell-culturing services provided pursuant to the clinical supply agreement entered with BHK, Inc. No such revenues were recognized in the six-month period ended June 30, 2009.

Cost of Sales

Cost of sales was $112,781 in the six-month period ended June 30, 2009 compared to $7,646 in the six months ended June 30, 2008. The cost per catheter sold in the six-month periods ended June 30, 2009 and 2008 were approximately the same. However, a portion of the catheters sold in 2008 had no inventory cost as they had been written off in prior years.

Research and Development

Research and development expenses were $1,042,000 for the six-month period ended June 30, 2009 compared to $2.8 million in the six-month period ended June 30, 2008, a decrease of $1,794,000. The decrease was primarily attributable to a reduction in the amount of sponsored research and a reduction in costs related to our SEISMIC, MYOHEART and MARVEL Trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $1,119,000 for the six-month period ended in June 30, 2009, compared to $2.9 million in the six-month period ended June 30, 2008, a decrease of $1,830,000. The decrease in marketing, general and administrative expenses is attributable, to a decrease in stock-based compensation expense, salaries & wages, legal fees and accounting fees.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. Interest income was $16 in the six months ended June 30, 2009 compared to interest income of $42,202 in the six-month period ended June 30, 2008. The decrease in interest income was primarily attributable to lower cash balances in the six-month period ended June 30, 2009, compared to the six-month period ended June 30, 2008.

Interest Expense

Interest expense primarily consists of interest incurred on the principal amount of the BlueCrest and the Bank of America Loans, accrued fees and interest earned by the guarantors of the Bank of America Loan, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans. The fair value of the warrants originally issued in connection with the Bank of America Loan was amortized by the end of January 2008. Our debt carries interest rates ranging from 4.75% to 13.50% as of June 30, 2009.

Interest expense was $1,336,000 in the six-month period ended June 30, 2009 compared to $1,430,000 in the six-month period ended June 30, 2008. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $581,000,000 and $603,000 in the six-month periods ended June 30, 2009 and 2008, respectively. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $550,000 and $820,000 in the six-month periods ended June 30, 2009 and 2008. The six-month period ended June 30, 2009 also includes $200,000 of interest expense related to the discount associated with the convertible debt issued and converted during the period.

Liquidity and Capital Resources

In 2009, we continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $914,048 in the six months ended June 30, 2009 as compared to $6.8 million of cash used in the six months ended June 30, 2008

Our use of cash for operations in the six months ended June 30, 2009 reflected a net loss generated during the period of $3.5 million. However, our net loss was significantly offset by a decrease in prepaid expenses and other current assets of $522,000, an increase in accounts payable of $534,000 and an increases in accrued expenses of $475,000. The decrease in prepaid expenses and other current assets was due to the refund of upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Accounts payable increased as we have sought to conserve cash until significant additional financing is obtained.

Our use of cash for operations in the six months ended June 30, 2008 reflected a net loss generated during the period of $7.2 million and an increase in prepaid expenses and other current assets of $2.1 million. The increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash were amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $562,000, an increase in accrued expenses and deferred rent of $402,000, a decrease in accounts payable of $23,000, stock-based compensation of $1,072,000 and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $258,000.

Investing Activities

No cash was used in investing activities in the six-month period ended June 30, 2009. Net cash used in investing activities was $18,000 in the six-month period ended June 30, 2008. All of the cash utilized in investing activities in the six-month period ended June 30, 2008 related to our acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $884,000 in the six-month period ended June30, 2009 compared to $3.2 million in the six-month period ended June 30, 2008.

In the six-month period ended June 30, 2009, we received net proceeds of $190,001 in connection with the issuance of convertible debt and shares of common stock.

On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.45 million. The Consolidated Statement of Cash Flows for the six months period ended June 30, 2008 reflects our receipt of approximately $4.24 million of “Proceeds from initial public offering of common stock, net.” The $4.24million cash proceeds figure is approximately $2.79 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $2.79 million of various offering expenses prior to January 1, 2008.

In the six-month period ended June 30, 2008, we repaid $670,000 of principal on the BlueCrest Loan and paid $95,000 of costs incurred in connection with the extension of the maturity date of the Bank of America Loan.

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

At June 30, 2009, we had cash and cash equivalents totaling $20,000; however, our working capital deficit as of such date was $13.7million. Our independent registered public accounting firm issued its report dated April 7, 2009 in connection with the audit of our consolidated financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the ”Note“), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, the Lenders already elected to convert the entire amount of the Loan to shares of the Company’s common stock.

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

Private Placement — Common Stock and Warrants

In April 2009, the Company sold, in a private placement, an aggregate of 699,960 shares of the Company’s common stock and warrants to purchase 209,988 shares of the Company’s common stock for aggregate gross cash proceeds of $350,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.59 to $0.68 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. .

In May 2009, the Company sold, in a private placement, an aggregate of 265,610 shares of the Company’s common stock and warrants to purchase 79,683 shares of the Company’s common stock for aggregate gross cash proceeds of $185,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.82 to $0.90 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance

In June 2009, the Company sold, in a private placement, an aggregate of 108,030 shares of the Company’s common stock and warrants to purchase 32,409 shares of the Company’s common stock for aggregate gross cash proceeds of $78,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.85 to $0.89 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance

Item 5.	Other Information

On October 15, 2008, we received notification from The NASDAQ Stock Market indicating that we were not in compliance with certain of the NASDAQ Capital Market continued listing requirements, including a minimum $35 million market value of our listed securities. We were permitted until November 14, 2008, to regain compliance with the minimum market value of listed securities requirement. On November 17, 2008, we received a NASDAQ Staff Determination indicating that we had failed to regain compliance with the $35 million minimum market value of listed securities requirement, and that our securities were, therefore, subject to delisting from The NASDAQ Capital Market. We appealed the Staff Determination and requested a hearing before a NASDAQ Listing Qualifications Panel (the ”Panel“) to review the Staff Determination. This stayed the delisting of our securities pending the Panel’s decision.

On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009.

On May 13, 2009, our common stock was approved for quotation on the Over-The-Counter Bulletin Board.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

Exhibit No.	Exhibit Description
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.
10.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
10.16(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007
(2)	Reserved
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: August 19 , 2009	By: /s/ Karl E. Groth, Ph.D.
Karl E. Groth, Ph.D.Chairman of the Board and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002