Form 10-Q
period 2009-09-30
BIOHEART, INC.
filed 2009-11-13
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of September 30, 2009 there were 19,509,324 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

1) Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008

2) Consolidated Statements of Operations for the nine-month periods ended September 30, 2009 and 2008 (unaudited)

3) Consolidated Statement of Shareholders’ Deficit for the nine-month period ended September 30, 2009 (unaudited)

4) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008 (unaudited)

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

Signatures

Index to Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$87,518	$50,091
Receivables	132,521	57,258
Inventory	232,241	395,034
Prepaid expenses and other current assets	75,293	723,882
Total current assets	527,573	1,226,265
Property and equipment, net	148,199	281,107
Deferred loan costs, net	793,798	278,945
Other assets	68,854	68,854
Total assets	$1,538,424	$1,855,171

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,798,396	$1,700,841
Accrued expenses and other current liabilities	6,515,383	4,970,518
Deferred revenue	507,281	465,286
Notes payable — current	4,401,632	7,898,960
Total current liabilities	13,222,692	15,035,605
Deferred rent	3,429	11,141
Subordinated related party loan	3,000,000	—
Note payable — long term	1,926,772	1,044,472
Total liabilities	18,152,893	16,091,218

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 19,509,324 and 15,739,196 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	19,509	15,739
Additional paid-in capital	85,881,794	82,532,746
Deficit accumulated during the development stage	(102,515,772)	(96,784,532)
Total shareholders’ deficit	(16,614,469)	(14,236,047)
Total liabilities and shareholders’ deficit	$1,538,424	$1,855,171

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Operations

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,		Cumulative Period from August 12, 1999 (date of inception) to September 30,
	2009	2008	2009	2008	2009
	(Unaudited)				(Unaudited)
Revenues	$17,250	$6,990	$224,135	$49,771	$1,009,008
Cost of sales	10,933	3,316	123,714	10,962	449,075
Gross profit	6,317	3,674	100,421	38,809	559,933

Development revenues	—	20,500	—	97,000	117,500

Expenses:
Research and development	1,223,978	2,158,861	2,265,671	4,994,552	65,133,055
Marketing, general and administrative	547,443	1,735,352	1,666,477	4,684,063	30,171,281
Depreciation and amortization	44,723	45,432	134,927	136,981	751,933
Total expenses	1,816,144	3,939,645	4,067,075	9,815,596	96,056,269
Loss from operations	(1,809,827)	(3,915,471)	(3,966,654)	(9,679,787)	(95,378,836)
Interest income	2	2,195	18	44,398	762,271
Interest expense	(428,796)	(492,480)	(1,764,604)	(1,922,766)	(7,899,207)
Net interest expense	(428,794)	(490,285)	(1,764,586)	(1,878,368)	(7,136,936)
Loss before income taxes	(2,238,621)	(4,405,756)	(5,731,240)	(11,558,155)	(102,515,772)
Income taxes	—	—	—	—	—
Net loss	$(2,238,621)	$(4,405,756)	$(5,731,240)	$(11,558,155)	$(102,515,772)
Loss per share — basic and diluted	$(0.13)	$(0.30)	$(0.33)	$(0.81)
Weighted average shares outstanding — basic and diluted	16,618,813	14,459,897	17,338,663	14,254,707

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance as of December 31, 2008	15,739,196	$15,739	$82,532,746	—	$(96,784,532)	$(14,236,047)
Exercise of stock options	40,000	40	31,960	—	—	32,000
Stock-based compensation	—	—	(452)	—	—	(452)
Common stock issued in settlement of accounts payable	473,710	473	406,856	—	—	407,329
Issuance of warrants in connection with notes payable	—	—	982,397	—	—	982,397
Issuance of common stock (net of issuance costs of $21,164)	2,209,530	2,211	1,323,208	—	—	1,325,419
Subscription Receivable	75,180	75	99,925	(100,000)	—	—
Common stock issued in exchange for services	45,000	45	45,855	—	—	45,900
Common stock issued in connection with the issuance of note payable	320,000	320	297,681	—	—	298,001
Common stock issued upon the conversion of note payable	606,708	606	261,618	—	—	262.224
Net loss	—	—	—	—	(5,731,240)	(5,731,240)
Balance as of September 30, 2009	19,509,324	$19,509	$85,981,794	$(100,000)	$(102,515,772)	$(16,614,469)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Cash Flows

	For the Nine-Month Period Ended September 30,		Cumulative Period from August 12, 1999 (date of inception) to September 30,
	2009	2008	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(5,731,240)	$(11,558,155)	$(102,515,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,926	136,981	751,932
Bad debt expense	—	—	165,000
Discount on convertible debt	262,224	—	262,224
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	448,888	664,734	3,620,196
Amortization of loan costs	148,893	351,639	1,077,633
Warrants issued in exchange for services	—	251,850	285,659
Equity instruments issued in connection with settlement agreement	—	87,200	3,381,629
Common stock issued in exchange for services	45,900		1,322,917
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Common stock issued in connection with accounts payable	193,257	—	193,257
Warrants issued in connection with accounts payable	7,758	—	7,758
Stock-based compensation	(452)	1,199,029	8,919,264
Changes in assets and liabilities
Receivables	(75,262)	(8,280)	(132,520)
Inventory	162,792	(34,209)	(232,242)
Prepaid expenses and other current assets	648,589	(1,109,150)	(75,293)
Other assets	40,000	2,294	(28,854)
Accounts payable	696,601	270,320	2,387,747
Accrued expenses and deferred rent	1,497,152	803,130	6,856,597
Deferred revenue	41,995	(82,000)	507,282
Net cash used in operating activities	(1,477,979)	(9,024,617)	(67,732,433)

Cash flows from investing activities
Acquisitions of property and equipment	(2,019)	(17,560)	(900,131)
Net cash used in investing activities	(2,019)	(17,560)	(900,131)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	—	5,370,750	1,447,829
Proceeds from private placements of common stock, net	1,325,419	79,076	58,937,972
Proceeds from exercise of stock options	32,000	—	292,116
Proceeds from notes payable	298,001	1,000,000	11,498,001
Proceeds from subordinated related party loan	3,000,000	—	3,000,000
Payment of notes payable	(3,000,000)	(1,233,101)	(5,256,568)
Payment of loan costs	(137,995)	(205,057)	(1,199,268)
Net cash provided by financing activities	1,517,425	5,011,668	68,720,082

Net increase (decrease) in cash and cash equivalents	37,427	(4,030,509)	87,518
Cash and cash equivalents, beginning of period	50,091	5,492,157	—
Cash and cash equivalents, end of period	$87,518	$1,461,648	$87,518

Disclosures of cash flow information:
Interest paid	$290,096	$403,483	$1,148,020
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Bioheart, Inc. (the “Company”) is committed to developing and delivering cell technologies and intelligent devices that treat and monitor heart failure and other cardiovascular diseases. Its goals are to restore heart function, improve a patient’s quality of life and reduce health care costs and hospitalizations. Specific to biotechnology, the Company is focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. MyoCell® is an innovative clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. The Company’s pipeline includes multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose tissue-derived cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells that are genetically modified to express additional potentially therapeutic growth proteins. The Company was incorporated in Florida on August 12, 1999.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to raising capital, research and development of products noted above, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities issued by the Financial Accounting Standards Board (“FASB”).

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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations and cash flows for the nine-month period ended September 30, 2009 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2009.

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

Fair Value of Financial Instruments

Fair value estimates, assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of ASC Topic 825, formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The fair value of cash equivalents, receivables, accounts payable and short term debt approximate their carrying amounts due to their short term nature. The carrying value of long-term debt consisting of a note payable approximated fair value as of September 30, 2009 and December 31, 2008, based on the time to maturity, interest rate environment and borrowing rates available to the Company.

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

Inventory consisted of the following at September 30, 2009 and December 31, 2008:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	September 30, 2009	December 31, 2008
Finished product	175,487	$338,280
Raw materials	56,754	56,754
Total inventory	232,241	$395,034

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2008, mainly consisted of upfront payments under an agreement with the contract research organization that the Company was utilizing for its Marvel Clinical Trials, and payments on corporate insurance policies. At September 30, 2009, all the prepayments to the contract research organization were recovered, and prepaid expenses and other current assets mainly consist of prepayment on corporate insurance policies.

Deferred Loan Costs

Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At September 30, 2009, and December 31, 2008, the Company had net deferred loan costs of $793,798 and $278,945, respectively. For the nine months ended September 30, 2009 and for the nine months ended September 30, 2008, the Company recorded $597,781 and $1,016,373, respectively, of interest expense related to the amortization of deferred loan costs, which included $448,888 and $664,734, respectively, related to the fair value of warrants issued in connection with the loans.

Stock Options and Warrants

On January 1, 2006, the Company adopted the provisions of ASC Topic 718, formerly SFAS No. 123 (revised 2004), Share-Based Payment (“ASC Topic 718, formerly ”SFAS No. 123R”) using the modified prospective transition method. ASC Topic 718, formerly SFAS No. 123R requires the Company to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under ASC Topic 718, formerly SFAS No. 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

Share-based awards granted subsequent to January 1, 2006 are valued using the fair value method and compensation expense is recognized on a straight-line basis over the vesting period of the awards. Beginning January 1, 2006, the Company also began recognizing compensation expense under ACS Topic 718, formerly SFAS No. 123R for the unvested portions of outstanding share-based awards previously granted under its stock option plans, over the periods these awards continue to vest.

The Company accounts for certain share-based awards, including warrants, with non-employees in accordance with ASC Topic 718, formerly SFAS No. 123R and related guidance, including ASC Topic 505, formerly EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company estimates the fair value of such

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

awards using the Black-Scholes valuation model at each reporting period and expenses the fair value over the vesting period of the share-based award, which is generally the period in which services are provided.

Loss Per Share

Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with ASC Topic 260, formerly SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 8,547,508 and 4,805,187 shares of common stock at September 30, 2009 and 2008, respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.

New Accounting Standards

There were various accounting standards and interpretations issued recently, none of which had or are expected to have a material impact on our consolidated financial positions, results of operations or cash flows.

In July 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has changed the manner in which US GAAP guidance is referenced only and as such adoption did not have an impact on our consolidated financial position, results of operations or cash flows, but has changed the manner in which we reference US GAAP.

2.	Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $102.5 million as of September 30, 2009. In addition, as of September 30, 2009, the Company’s current liabilities exceed current assets by $12.7 million. Current liabilities include notes payable of $4.4 million. As discussed in Note 6, the Company also has an obligation of $3 million to the Company’s former Chairman and spouse. The Company has obtained additional capital from the sale of unregistered securities to conduct its business and continue operations through 2009. See, Part II, Item 2, Sales of Unregistered Securities.

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

Bioheart has signed two amendments associated with the license agreement with The Cleveland Clinic Foundation. The amended agreement states that if Bioheart does not complete each milestone activity by the expected completion date then the license will terminate. As part of the original license agreement, Bioheart gained access to multiple product lines. The amended agreement states that if these products are not included in a Bioheart sponsored clinical trial prior to December 31, 2010, Bioheart will lose the rights to those

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

products. On July 1st, 2009, the company received notification from the Cleveland Clinic that they are terminating the License Agreement due to failure to pay the annual maintenance fee on June 30, 2009. The termination does not release Bioheart from obligations that accrued prior to the effective date of termination or any other obligations it might have under that Agreement. The company also received a communication from Juventas Therapeutics (now acting on behalf of the Cleveland Clinic for this patent portfolio) that it would like to renegotiate the License Agreement with Bioheart and the two companies are now developing a Memorandum of Understanding to this end. The Company has developed proprietary techniques to utilize the art identified in the patents that are pending.

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

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
License and royalty fees	3,827,500	$3,670,000
Fees and interest payable to the Guarantors of the Company’s loan agreement with Bank of America	1,552,316	926,628
Interest payable on notes payable	269,947	262,950
Clinical trial contracts	698,523	—
Other	167,097	110,940
	$6,515,383	$4,970,518

5.	Notes Payable

Notes payable were comprised of the following as of September 30, 2009 and December 31, 2008:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	September 30, 2009	December 31, 2008
Bank of America note payable. Terms described below	$2,000,000	$5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	2,943,432	2,943,432
Hunton & Williams LLP note payable. Terms described below	384,972	—
Subordinated related party loan	3,000,000	—
Short-term note payable. Terms described below.	1,000,000	1,000,000
	9,328,404	8,943,432
Less current portion.	4,401,632	(7,898,960)
Notes payable — long term.	$4,926,772	$1,044,472

Notes payable at September 30, 2009 mature as follows:

2010	$2,000,000
2011	$7,328,404
$9,328,404

Bank of America Note Payable

On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the annual rate of the prime rate plus 1.5%. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective July 6, 2009, Bank of America agreed to extend the maturity of the loan until January 5, 2010. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $25,000. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.

The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s former Chairman of the Board and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s former Chairman and his spouse, these guarantees are limited to the collateral each provided to the lender.

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

In October 2007, the Company’s former Chairman and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s former Chairman and his spouse fully replaced the collateral provided by one of the original Guarantors. Accordingly, the Company’s former Chairman and his spouse personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s former Chairman and his spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s former Chairman and his spouse, a warrant to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.

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

In March 2009, the Company’s former Chairman and his spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company now owes this $3.0 million to the Company’s former Chairman and his spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Due to related parties.” In accordance with the provisions discussed above, this amount will accrue interest at an annual rate of the prime rate plus 5.0%.

The amount of interest expense on the principal amount of the loan for the nine-month periods ended September 30, 2009 and 2008 totaled approximately $103,000 and $264,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the nine-month periods ended September 30, 2009 and 2008 totaled approximately $379,000 and $81,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of September 30, 2009 and December 31, 2008, the amount of interest paid by the Guarantors on behalf of the Company totaled approximately $693,000 and $432,000, respectively, and was included in accrued expenses at those dates.

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

In the event of an uncured event of default under the loan, all amounts owed to BlueCrest are immediately due and payable and BlueCrest has the right to enforce its security interest in the assets securing the loan. During the continuance of an event of default, all outstanding amounts under the loan will bear interest (payable on demand) at an annual rate of the 14.85%. In addition, any unpaid amounts are subject, until paid, to a service charge in an amount equal to two percent (2%) of the unpaid amount. Events of default include, among others, the Company’s failure to make timely payments of principal when due, the Company’s uncured failure to pay timely any other amounts owing to BlueCrest under the loan, the Company’s material breach of the representations and warranties contained in the loan agreement and the Company’s default in the payment of any debt to any of its other lenders in excess of $100,000 or any other default or breach under any agreement relating to such debt, which gives the holders of such debt the right to accelerate the debt.

The amount of interest expense on the principal amount of the BlueCrest Loan for the nine-month periods ended September 30, 2009 and 2008 totaled approximately $284,000 and $380,000, respectively.

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

The Company and BlueCrest entered into an amendment to the BlueCrest Loan as of April 2, 2009 (“ BlueCrest Loan Amendment”), that, among other things, includes BlueCrest’s agreement to forbear from exercising any of its rights or remedies regarding the defaults described in Notices (the “Forbearance”) as long as there are no new defaults under the BlueCrest Loan, as amended.

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

In connection with the BlueCrest Loan Amendment, the Company paid BlueCrest accrued interest in the aggregate amount of $126,077. The Company also paid BlueCrest a fee of $15,000.

Effective July 1, 2009, the Company and BlueCrest agreed to enter into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until January 1, 2010, at which time monthly principal and interest payments of $139,728 will commence.

In connection with the most recent BlueCrest Loan Amendment the Company issued BlueCrest a warrant to purchase 909,090 shares of the Company’s common stock at $0.66 per share and paid a fee of $29,435..

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

The amount of interest expense on the principal amount of the loan for the period ended September 30, 2009 was approximately $102,000. The Company has not paid any of the interest accrued to date on the principal amount of the loan.

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

As discussed in Note 5, the Company’s former Chairman and his spouse had provided collateral to guarantee the Bank of America loan. In March 2009, these individuals repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company now owes this $3.0 million to the Company’s former Chairman and his spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount will also accrue interest at an annual rate of the prime rate plus 5.0%.

In April and May 2009, the Company sold to two members of the Board of Directors, in a private placement, an aggregate of 965,570 shares of the Company’s common stock and warrants to purchase 289,671 shares of the Company’s common stock for aggregate gross cash proceeds of $535,000.

A cousin of the Company’s former Chairman is an officer of the Company. The amounts paid to this individual as salary for the nine-month periods ended September 30, 2009 and 2008 were $78,500 and $65,000, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $22,759 and $16,730 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

The sister-in-law of the Company’s former Chairman is an officer of the Company. The amounts paid to this individual as salary for the nine-month periods ended September 30, 2009 and 2008 were $48,569 and $43,000, respectively.

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

As further discussed in Note 1, on February 22, 2008 the Company completed its IPO pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the quarter ended September 30, 2008 reflects the Company’s receipt of approximately $5.37 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $5.37 million cash proceeds figure is approximately $3.52 million higher than the $1.45 million net proceeds figure identified above due to payment of $3.92 million of various offering expenses.

8.	Stock Options and Warrants

Stock Options

In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2009, no securities had been issued under the Omnibus Plan.

In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the Stock Option Plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, vesting provisions and contractual term of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. As of September 30, 2009, 820,764 shares remain available for issuance under the Stock Option Plans.

A summary of options at September 30, 2009 and activity during the nine-month period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2009	2,279,619	$5.11
Granted	569,749	$0.61
Exercised	(149,375)	$0.21		5,891
Forfeited	(448,011)	$5.34
Options outstanding at September 30, 2009	2,251,982	$4.24	5.4	$538,566
Options exercisable at September 30, 2009	1,866,538	$4.78	4.6	$225,711
Available for grant at September 30, 2009	5,820,764

(1)  The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at September 30, 2009. The weighted average fair value of options granted in the nine-month periods ended September 30, 2009 and 2008 was $0.66 and $2.38 per share, respectively. The total intrinsic value of options exercised in the nine-month period ended September 30, 2009 was $5,891. There were 78,125 options exercised in the nine-month period ended September 30, 2009.

For the nine month period ended September 30, 2009, the Company recognized a net reversal of $47,750 in stock-based compensation. This amount consisted of $52,042 in stock-based compensation that was included in research and development expenses, which was offset by a net reversal of $99,792 of previously recognized stock-based compensation that was included in marketing, general and administrative expenses. For the nine-month period September 30, 2008, the Company recognized $1,109,150 in stock-based compensation costs of which approximately $162,304 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R. At September 30, 2009, the Company had approximately $272,263 of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

The following information applies to options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.71 — $1.28	691,087	5.6	$1.01	359,305	$1.16
$2.83 — $4.11	51,701	2.0	$3.08	44,201	$2.90
$5.25 — $5.67	1,411,812	5.3	$5.61	1,390,305	$5.61
$7.69	52,423	6.9	$7.69	48,469	$7.69
$8.47	44,958	7.4	$8.47	24,258	$8.47
	2,251,982	5.4	$4.24	1,866,538	$4.78

The Company uses the Black-Scholes valuation model to determine the fair value of options on the date of grant. This model derives the fair value of options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rates and dividend yield. For the period through March 31, 2009 the Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. Commencing April 1, 2009, the Company began calculating its volatility based on actual fluctuations in its share prices. Prior to January 1, 2008, the Company estimated the expected term for stock option grants by review of similar data from a peer group of companies. The Company adopted SAB 110 effective January 1, 2008 and will apply the simplified method in SAB 107 until enough historical experience is readily available to provide a reasonable estimate of the expected term for stock option grants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the options.

For the nine-month periods ended September 30, 2009 and 2008, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the nine-month periods ended September 30,
	2009	2008
Expected dividend yield	00.0%	00.0%
Expected price volatility	100.0%	75.0%
Risk free interest rate	2.40%	3.3%
Expected life of options in years	5.8%	6.3%

In its meeting of August 12, 2009, the Board of Directors approved the repricing of current employees’ stock options (other than Executive Officers). In accordance with regulations concerning such a repricing and in conformance with generally accepted procedures, all options granted before August 12, 2008, were repriced on the basis of the 5-day average closing price of BHRT, during the period of August 11 through August 17, 2009.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

The following information applies to the repricing which occurred as of October 8, 2009.

Original Exercise Price	New Exercise Price	Number of shares underlying Options
$1.28	$0.71	61,778
$4.11	$0.71	10,000
$5.67	$0.71	409,144
$7.69	$0.71	12,851
$8.47	$0.71	38,163
		531,936

Stock Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at September 30, 2009 and activity during the nine-month period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,951,018	$6.65
Issued	3,561,318	.61
Exercised	173,638	.53
Forfeited	—	—
Outstanding at September 30, 2009	6,338,698	$3.42	9.7	$3,608,310
Exercisable at September 30, 2009	4,077,243	$2.27	8.1	$3,249,459

In the nine-month period ended September 30, 2008, the Company issued a warrant to purchase 77,000 shares of its common stock to the representative of the several underwriters of the Company’s IPO, as discussed in Note 1.

For the nine-month periods ended September 30, 2009 and 2008, warrants to purchase 2,849,313 shares were issued in connection with loan renewals. These warrants resulted in the addition of $974,639 in additional interest expense that will be recognized in future periods. When warrants are issued in transactions that require the recognition of expense, the Company uses the Black-Scholes valuation model to determine the fair value of warrants on the date of issuance. The Company’s expected volatility is based on the historical volatility of other publicly traded development stage companies in the same industry. The expected life of the warrants is based primarily on the contractual life of the warrants. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the expected life of the warrants.

The following information applies to warrants outstanding and exercisable at September 30, 2009:

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.53 — $0.68	2,994,626	8.9	$0.58	2,675,675	$0.58
$0.73 — $1.89	396,224	2.8	$0.88	—	$—
$1.90 — $2.60	395,239	2.0	$2.08	393,409	$2.08
$3.60 — $4.93	105,000	3.9	$4.87	105,000	$4.87
$5.67 — $7.69	2,447,609	13.5	$7.47	903,159	$7.09
	6,338,698	9.7	$3.42	4,077,243	$2.27

During the nine months ended September 30, 2009, the Company issued the following warrants:

Loan Modification and Renewal -

•  a warrant to purchase 1,315,542 shares of common stock at an exercise price of $0.53. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

Loan Subordination -

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

Loan Modification and Renewal -

•  a warrant to purchase 909,090 shares of the Company’s common stock at $0.66 per share. This warrant was issued in connection with the BlueCrest Loan Amendment discussed in Note 5. The warrant vested immediately upon issuance and expires on the tenth anniversary of the issuance date.

Private Placement Transaction -

•  Warrants to purchase in aggregate 389,925 shares of common stock were issued during the quarter. These warrants were issued in connection with the Private Placement discussed in Part II. These Warrants vest six months after issuance and expire three years after issuance. The issuances were as follows:

• 108,963 shares at an exercise price of $0.64
•  118,400 shares at an exercise price of $0.73
•  76,692 shares at an exercise price of $0.74
•  42,255 shares at an exercise price of $0.85
•  542 shares at an exercise price of $1.25
•  24,810 shares at an exercise price of $1.60
•  13,433 shares at an exercise price of $1.81
• 1,830 shares at an exercise price of $1.97

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

On March 13, 2009, the Court rendered its decision in the Action, dismissing the amended complaint after finding that Plaintiffs had failed to establish any of their 12 remaining claims. With respect to Plaintiffs’ claim for the $3 million milestone payment, the Court found that the payment was “payable only to CTI,” not the Plaintiffs, and that CTI, a dissolved Tennessee limited liability company, had never been made a party to the Action and therefore was “not properly before the Court.” The Court also found that, even assuming Plaintiffs could assert a claim for the milestone payment on behalf of CTI, the payment was not due because ”Bioheart’s MyoCell process does not utilize technology claimed under the “141 patent.” In addition, the Court found that Bioheart owed no royalties because it has not yet made any “gross sales” of MyoCell.

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

Subsequent to the Court rendering its decision in the Action, the Plaintiffs filed a motion with the Court seeking reconsideration of its decision. The Company’s response was filed on April 20, 2009, and the Court’s response was received on October 15, 2009. The Plaintiffs’ motion to alter or amend was granted in part to clarify that Plaintiff failed to prove that the MyoCath catheter reads upon the claims of a patent other than the Schmidt catheter patent. Plaintiffs’ motion was otherwise denied. The parties have until November 16, 2009 to file a notice of appeal with the United States Court of Appeals for the Sixth Circuit.

There is a risk that the Court may find in favor of the Plaintiffs upon appeal. The Company’s current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Plaintiffs. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on the Company’s financial condition, results of operations and MyoCell commercialization efforts.

Due to the uncertainty related to these proceedings, any potential loss cannot presently be determined.

As previously disclosed, on October 24, 2007, the Company completed the MyoCell implantation procedure on the first patient in its MARVEL Trial. As a result of the claim set forth in the litigation discussed above, the Company recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of September 30, 2009 and December 31, 2008.

10.	Contingency

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of September 30, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $377,000 However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of September 30, 2009 or December 31, 2008.

11.	Supplemental Disclosure of Cash Flow Information

For the quarter ended September 30, 2009, the Company issued common stock in connection with the settlement of accounts payable with an aggregate value of $164,761. For the quarter ended September 30, 2009, the Company issued a note payable in connection with the settlement of accounts payable with an aggregate value of $384,972.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

12.	Subsequent Events

Private Placement — Common Stock and Warrants

Commencing on October 1, 2008, the Company conducted a PIPE financing of 7,500,000 shares and 2,250,000 warrants that has been placed in 28 tranches. As of September 30, 2009, of that amount, 3,985,010 shares and 1,195,503 warrants remained as of September 30, 2009. Gross proceeds were $3,581,912.

In October 2009, the Company sold, through the PIPE above, an aggregate of 224,770 shares of the Company’s common stock and warrants to purchase 67,431 shares of the Company’s common stock for aggregate gross cash proceeds of $305,120. The warrants are (i) exercisable solely for cash at an exercise price of $1.24 to $1.97 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

The PIPE was closed on October 31, 2009, with total capital raised of $3,887,032. The Company is actively planning another private capital raise, but no terms have been agreed and no placements have yet occurred.

Distribution Agreements

Effective as of October 22, 2009, the Company entered into a distribution agreement with Morey Medical Inc. pursuant to which Morey was granted exclusive rights to market and promote the Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers who purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company, the Company will pay to Morey a set fee. Morey is required to meet certain quarterly minimum purchase commitments under the agreement. The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Effective as of October 22, 2009, the Company entered into a distribution agreement with Alamo Scientific, Inc. pursuant to which Alamo was granted exclusive rights to market and promote the Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers who purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company, the Company will pay to Alamo a set fee. Alamo is required to meet certain quarterly minimum purchase commitments under the agreement. The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Other

On October 12, 2009, Bioheart, Inc. appointed Lee A. Jones to serve as an independent member of its Board of Directors until the Company’s next Annual Meeting of Shareholders or until her successor is duly elected and qualified. Ms. Jones has been the Chief Administrative Officer of the Schulze Diabetes Institute at the University of Minnesota since June 2009. She has more than 25 years of healthcare and medical device industry experience. From 1997 to 2005, she served as President and Chief Executive Officer of Inlet Medical,

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

Inc. (a Cooper Surgical company since November 2005), specializing in minimally interventional laparoscopic products. Prior to joining Inlet, she had a 14-year career at Medtronic, Inc. where she held various technical and operating positions, most recently serving as Director, General Manager of Medtronic Urology/Interstim division. Ms. Jones currently also serves as a member of the board of directors of Uroplasty, Inc. and Aveus. She holds a Bachelor of Science degree in Chemical Engineering and an Executive Management degree from the University of Minnesota.

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

The forward-looking statements in this report may include, among other things, statements about:

•	our ability to obtain additional financing;

•	our ability to control and reduce our expenses;

•	our ability to meet our obligations on our outstanding indebtedness, certain of which indebtedness imposes restrictions on how we conduct our business and is secured by all of our assets except our intellectual property;

•	our ability to timely and successfully initiate and complete our clinical trials;

•	our estimates regarding future revenues and timing thereof, expenses, capital requirements and needs for additional financing;

•	our ongoing and planned discovery programs, preclinical studies and additional clinical trials; and

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm issued its report dated April 7, 2009 in connection with the audit of our consolidated financial statements as of December 31, 2008, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2009, have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are committed to developing and delivering treatments for congestive heart failure and other cardiovascular diseases using cell technologies that regenerate damaged tissue and intelligent devices that help monitor, diagnose and treat heart failure and other cardiovascular diseases. Our goals are to improve a patient’s quality of life and reduce health care costs and hospitalizations.

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our MyoCell product candidate is an innovative clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were cleared by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. If the results of the MARVEL Trial demonstrate statistically significant evidence of the safety and efficacy of MyoCell, we anticipate having a basis to ask the FDA to consider the MARVEL Trial a pivotal trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue from the sale of MyoCell cell-culturing services for treatment of patients by interventional cardiologists.

We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. To date, approximately 50 patients have been enrolled in the MARVEL Trial. We have filed with the FDA an amendment to the clinical protocol for the MARVEL Trial to, among other things, seek to use, as part of the patient protocol, mobile cardiac telemetry monitor recorders. In addition we have split the trial into two parts. Part I includes the first 20 patients who were treated and already completed their six month follow-up visit. Part II will enroll approximately 150 patients. Data analysis is complete for Part I patients and the final data has been released. Provided that the protocol amendment is approved and we are able to secure $5.0 million of additional capital we intend to move forward with Marvel Part II in 2010. If we meet that timeline, we would expect interim trial data for these 150 patients to be available in 2011. While we are attempting to secure additional capital we have suspended enrollment in the MARVEL Trial. As part of this evaluation process, we expect to analyze whether to focus resources towards the development, commercialization and/or distribution of certain of our other product candidates, including, but not limited to MyoCell® SDF-1, a therapy utilizing autologous cells genetically modified to express additional potentially therapeutic growth proteins and certain intelligent devices. In the event we suspend enrollment in the MARVEL Part II Trial, we anticipate that we would continue to use our resources, to the extent available, to collect follow-up data on the patients treated to date in the MARVEL Part I Trial.

There are currently 11 executed clinical site contracts and one open Academic Research Organization contract (ARO) associated with the ongoing Marvel Clinical Trial. Clinical site contracts include Minneapolis Heart Institute, Scripps Hospital, Florida Hospital, Jim Moran Heart Institute, Mayo Clinic, The Lindner Center, Swedish Medical Center, Newark Beth Israel, Arizona Heart Institute, Cardiology P. C. and Mercy Gilbert Medical Center. Bioheart is obligated for payments in the aggregate amount of $375,772.72 for clinical site contracts. Bioheart also entered into a contract in support of the Marvel trial with Duke Clinical Research Institute, an Academic Research Organization (ARO) on March 9, 2007. The total obligation for this contract is $469,843.99. In addition, there are various consultants and core laboratories which provide support for Marvel. Bioheart’s total commitment towards contracts for all consultants and Core Laboratories is $301,650.99.

A Phase I dose escalation trial of Bioheart’s MyoCell SDF-1 has recently been approved by the US FDA. We intend to begin this trial in 2010.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200™ tissue processing system, and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200™ announced on November 13, 2008 that the TGI 1200™ had been certified with a CE Marking, thus making the system available throughout the European marketplace. The TGI 1200 is actively being marketed outside the US in countries recognizing the CE mark. We have begun our first in man studies of adipose derived stem cells in patients with chronic heart ischemia in Venezuela in September 2009. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway in the United States that should be pursued for the TGI 1200™ device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

Research Agreements

On April 13, 2007 Bioheart signed a Research Agreement with Indiana University to sponsor pre-IND large animal research related to the use of adipose tissue derived stem cells for use in treating acute myocardial infarction. The data from research will be used to file an IND related to this product platform. The total budget for this study is $726,584.06.

Bioheart originally entered into a Research Agreement with the University of Florida on July 1, 2004. The original purpose of this Research Agreement was to conduct small animal research related to Bioheart’s SDF-1 gene modified cell therapy. The research continued into large animals and the contract has been amended six times. The most recent budget amendment was to sponsor an additional $305,855.00 for large animal research which was signed on November 18, 2008.

Distribution Agreements

We are currently in the process of negotiating and entering into distribution agreements with various companies pursuant to which the distributor will be granted exclusive rights to market and promote the

Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers whom purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company the Company will pay to the distributor a set fee. The distributor will be required to meet certain quarterly minimum purchase commitments under the agreement. It is expected that the agreement will have an initial term of one year and will be subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Effective as of October 30, 2008, we entered into a distribution agreement with Monebo Technologies, Inc. (“Monebo”) pursuant to which we were granted non-exclusive rights to distribute Monebo’s CardioBelt™ system throughout North America and Western Europe. This system provides ECG monitoring to heart patients from the comfort of their own home. We are required to meet certain annual minimum purchase commitments under the distribution agreement. The agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon 180 days notice for any reason or by either party immediately upon the other party’s uncured default. In addition, Monebo may terminate the agreement in the event we do not satisfy our annual minimum purchase commitment. We intend to commence distribution of the CardioBelt™ system during 2010.

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

Operations

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

Share-Based Compensation

On January 1, 2006, we adopted the provisions of ASC Topic 718, formerly Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. ASC Topic 718, formerly SFAS No. 123R requires us to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under ASC Topic 718, formerly SFAS No. 123R, the fair value of stock options and other share-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

The fair value of share-based awards granted subsequent to January 1, 2006 is determined using the Black-Scholes valuation model and compensation expense is recognized on a straight-line basis over the vesting period of the awards. Beginning January 1, 2006, we also began recognizing compensation expense under ASC Topic 718, formerly SFAS No. 123R for the unvested portions of outstanding share-based awards previously granted under our stock option plans, over the periods these awards continue to vest. Our future share-based compensation expense will depend on the number of equity instruments granted and the estimated value of the underlying common stock at the date of grant.

We account for certain share-based awards, including warrants, with non-employees in accordance with ASC Topic 718. formerly SFAS No. 123R and related guidance, including ASC Topic 505, formerly EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. We estimate the fair value of such awards using the Black-Scholes valuation model at each reporting period and expense the fair value over the vesting period of the share-based award, which is generally the period in which services are provided.

In its meeting of August 12, 2009, the Board of Directors approved the repricing of current employees’ stock options (other than Executive Officers). In accordance with regulations concerning such a repricing and in conformance with generally accepted procedures, all options granted before August 12, 2008, were approved to be repriced on the basis of the 5-day average closing price of BHRT, during the period of August 11 through August 17, 2009.

The following information applies to the repricing which occurred as of October 8, 2009.

Original Exercise Price	New Exercise Price	Number of shares underlying Options
$1.28	$0.71	61,778
$4.11	$0.71	10,000
$5.67	$0.71	409,144
$7.69	$0.71	12,851
$8.47	$0.71	38,163
		531,936

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

Revenues

We recognized revenues of $224,135 in the nine-month period ended September 30, 2009 compared to revenues of $49,771 in the nine-month period ended September 30, 2008. In the nine-month period ended September 30, 2009 all revenue generated was mainly from the shipment of MyoCath catheters.

Development Revenues

In the nine-month period ended September 30, 2008, we recognized $97,000 in development revenues from cell-culturing services provided pursuant to the clinical supply agreement entered with BHK, Inc. No such revenues were recognized in the nine-month period ended September 30, 2009.

Cost of Sales

Cost of sales was $123,714 in the nine-month period ended September 30, 2009 compared to $10,962 in the nine-months ended September 30, 2008. The manufacturing cost per catheter sold in the nine-month periods ended September 30, 2009 and 2008 were approximately the same. However, a portion of the catheters sold in 2008 had no inventory cost as they had been written off in prior years.

Research and Development

Research and development expenses were $2,265,671 for the nine-month period ended September 30, 2009 compared to $4,994,552 in the nine-month period ended September 30, 2008, a decrease of $2,728,881. The decrease was primarily attributable to a reduction in the amount of sponsored research and a reduction in costs related to our SEISMIC, MYOHEART and MARVEL Trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

During the quarter, the Company received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) were completed; however, the invoicing has not been received as of September 30, 2009. Accordingly, the Company has accrued approximately $630,000 for the completed contracts, which resulted in a charge to earnings during the quarter.

Marketing, General and Administrative

Marketing, general and administrative expenses were $1,666,477 for the nine-month period ended in September 30, 2009, compared to $4,684,063 in the nine-month period ended September 30, 2008, a decrease of $3,017,586. The decrease in marketing, general and administrative expenses is attributable, to a decrease in stock-based compensation expense, salaries & wages, legal fees and accounting fees.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. Interest income was $18 in the nine-months ended September 30, 2009 compared to interest income of $44,397 in the nine-month period ended September 30, 2008. The decrease in interest income was primarily attributable to lower cash balances in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008.

Interest Expense

Interest expense primarily consists of interest incurred on the principal amount of the BlueCrest and the Bank of America Loans, accrued fees and interest earned by the guarantors of the Bank of America Loan, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans. The fair value of the warrants originally issued in connection with the Bank of America Loan was amortized by the end of January 2008. Our debt carries interest rates ranging from 4.75% to 13.50% as of September 30, 2009.

Interest expense was $1,764,604 in the nine-month period ended September 30, 2009 compared to $1,922,766 in the nine-month period ended September 30, 2008. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $889,604 and $896,000 in the nine-month periods ended September 30, 2009 and 2008, respectively. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $598,000 and $1,016,000 in the nine-month periods ended September 30, 2009 and 2008. The nine-month period ended September 30, 2009 also includes $270,000 of interest expense related to the discount associated with the convertible debt issued and converted during the period. The nine-month periods ended September 30, 2009 and 2008 also include $7,000 and $10,766, respectively, for interest related to insurance financing and credit card interest.

Liquidity and Capital Resources

In 2009, we continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1,543,189 in the nine-months ended September 30, 2009 as compared to $9.0 million used in the nine months ended September 30, 2008.

Our use of cash for operations in the nine months ended September 30, 2009 reflected a net loss generated during the period of $5.7 million. However, our net loss was significantly offset by a decrease in prepaid expenses and other current assets of $648,589, an increase in accounts payable of $696,601 and an increases in accrued expenses of $1,497,152. The decrease in prepaid expenses and other current assets was due to the refund of upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Accounts payable increased as we have sought to conserve cash until significant additional financing is obtained.

Our use of cash for operations in the nine months ended September 30, 2008 reflected a net loss generated during the period of $11.6 million and an increase in prepaid expenses and other current assets of $1.1 million. The increase in prepaid expenses and other current assets was due to upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash were amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $664,734, an increase in accrued expenses and deferred rent of $803,130, an increase in accounts payable of $270,320, stock-based compensation of $1,199,029 and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $352,000.

Investing Activities

Net cash used in investing activities was $2,000 in the nine-month period ended September 30, 2009. Net cash used in investing activities was $18,000 in the nine-month period ended September 30, 2008. All of the cash utilized in investing activities in the nine-month period ended September 30, 2008 was related to the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $1,517,000 in the nine-month period ended September 30, 2009 compared to $5,012,000, in the nine-month period ended September 30, 2008.

In the nine-month period ended September 30, 2009, we received net proceeds of $298,001 in connection with the issuance of convertible debt and shares of common stock.

On February 22, 2008 we completed our IPO of common stock pursuant to which we sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of $1.45 million. The Consolidated Statement of Cash Flows for the nine months period ended September 30, 2008 reflects our receipt of approximately $5.4 million of “Proceeds from initial public offering of common stock, net.” The $5.4 million cash proceeds figure is approximately $3.95 million higher than the $1.45 million IPO net proceeds figure identified above due to our payment of $3.95 million of various offering expenses.

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

At September 30, 2009, we had cash and cash equivalents totaling $87,518; however, our working capital deficit as of such date was $12.7 million. Our independent registered public accounting firm issued its report dated April 7, 2009 in connection with the audit of our consolidated financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s Principal Financial Officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles..

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to evaluate internal controls over financial reporting and have improved our system for recording certain contractual obligations.

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

Subsequent to the Court rendering its decision in the Action, the Plaintiffs filed a motion with the Court seeking reconsideration of its decision. Our response was filed on April 20, 2009, and the Court’s decision was received on October 15, 2009. The Plaintiffs’ motion to alter or amend was granted in part to clarify that Plaintiffs failed to prove that the MyoCath catheter reads upon the claims of a patent other than the Schmidt catheter patent. Plaintiffs’ motion was otherwise denied. The parties will have until November 16, 2009 to file a notice of appeal with the United States Court of Appeals for the Sixth Circuit.

There is a risk that the Court may find in favor of the Plaintiffs upon appeal. Our current cash reserves are not sufficient to satisfy a significant money judgment in favor of the Plaintiffs. The entry of such a judgment would also likely constitute a default under the BlueCrest Loan and Bank of America Loan and have a significant adverse impact on our financial condition, results of operations and MyoCell commercialization efforts.

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

Accordingly, the aggregate number of unregistered and restricted shares of the Company’s common stock issued in connection with, and as a result of the conversion of, the Loan were 355,294 shares. The Company will have no obligation to file any registration statement with respect to the shares, except that the Lenders will have customary “piggyback” registration rights.

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

In August 2009, the Company sold, in a private placement, an aggregate of 618,850 shares of the Company’s common stock and warrants to purchase 185,655 shares of the Company’s common stock for aggregate gross cash proceeds of $351,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.64 to $0.74 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In September 2009, the Company sold, in a private placement, an aggregate of 451,410 shares of the Company’s common stock and warrants to purchase 135,423 shares of the Company’s common stock for aggregate gross cash proceeds of $375,082. The warrants are (i) exercisable solely for cash at an exercise price of $0.73 to $1.97 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In October 2009, the Company sold, through the private placement, an aggregate of 224,770 shares of the Company’s common stock and warrants to purchase 67,431 shares of the Company’s common stock for aggregate gross cash proceeds of $305,120. The warrants are (i) exercisable solely for cash at an exercise price of $1.24 to $1.97 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

The PIPE was closed on October 31, 2009, with total capital raised of $3,887,032.

Item 5.    Other Information

On August 12, 2009, the Board of Directors decided that several of its Directors join the Company’s executive management team. In addition to assuming the position of Chairman of the Company’s Board of Directors, Karl E. Groth, Ph.D., became the Chief Executive Officer; Peggy A. Farley became Chief Operating Officer; and Mark P. Borman became Chief Financial Officer. Howard Leonhardt, who resigned from the Board of Directors, continues as Chief Scientific and Technology Officer, and Chairman of the Scientific Advisory Board. Mr. Leonhardt is the Company’s founder.

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

Bioheart, Inc.

Date: November 13, 2009	By: /s/ Karl E. Groth, Ph.D.
Karl E. Groth, Ph.D.Chairman of the Board and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002