Form 10-K
period 2009-12-31
BIOHEART, INC.
filed 2010-03-31
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________

FORM 10-K

(Mark One)

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

As of June 30, 2009 the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCBB as of June 30, 2009, was approximately $14.75 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of February 28, 2010 was 20,489,444.

.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009 (incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof)

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2009

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

Item 1.

Business

Overview

We are committed to maintaining our leading position within the cardiovascular sector of the cell technology industry delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues.  We work to prevent the worsening of any condition with devices that monitor and diagnose. Our goals are to regenerate damaged tissue, if possible, improve a patient's quality of life, reduce hospitalizations and reduce overall health care costs.

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

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient's heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”).  We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated.  Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo.  We are planning, on the basis of these results, to ask the FDA to consider the MARVEL Trial a pivotal trial

(pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians. Abroad, we are identifying centers where it is already acceptable to use the Myocell treatment so that greater numbers of patients with this problem can have access to treatment.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), which we believe is the first approval of a study combining gene and cell therapies. We have commenced work on this study, called the REGEN trial, during the first quarter of 2010. Based on the results of the trial, we intend to either incorporate the combined treatment into the MARVEL trial, or continue with the MARVEL trial based on the use of Myocell alone.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200™ tissue processing system. Tissue Genesis, Inc., the entity from which we have obtained the worldwide right to sell or lease the TGI 1200™ announced on November 13, 2008 that the TGI 1200™ had been certified with a CE mark, thus making the system available throughout the European marketplace. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued in the United States for the TGI 1200™ device. We have sold the TGI 1200 system into Venezuela, where a number of patients have been treated for chronic heart ischemia using the device. We have also sold the device into the Czech Republic, where it has been used to treat lower limb ischemia. It is too early to conclude with any degree of certainty that regeneration of tissue has occurred in the treated patients. However, there have been no adverse events among those treated.

Intelligent Devices - Distribution Agreements

Effective as of April 3, 2008, we entered into a distribution agreement with RTX Healthcare A/S (Denmark) (“RTX”) pursuant to which we secured worldwide, non-exclusive distribution rights to the Bioheart 3370 Heart Failure Monitor, an interactive and simple-to-use at-home intelligent device designed specifically to improve available healthcare to patients outside hospitals who are suffering from heart failure. The device, manufactured by RTX, has 510(k) market clearance from the FDA for marketing in the United States and CE mark for marketing in Europe and other countries that accept the CE mark. The compact Bioheart 3370 Heart Failure Monitor engages patients through personalized daily interactions and questions, while collecting vital signs and transmitting the information directly into a database. The data are regularly monitored by a remotely located medical professional, who watches for any abnormal readings that may signal a change in the patient's health status. These changes are reported back to the treating physician. We do not have any minimum purchase commitment under the agreement. However, the per unit purchase price payable by us is inversely related to the number of units we purchase per annum. The distribution agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term. The distribution agreement may be terminated by either party upon the other party’s default.

We have signed distribution agreements with Restoration Medical, McRay Medical, Alamo Scientific and Morey Medical. These distributors will assist Bioheart with introducing its Home Heart Failure Monitoring Systems to physicians and hospitals throughout the United States. McRay Medical will distribute the systems in Northern California; Alamo Scientific will distribute in Texas, Louisiana and Arkansas; Morey Medical will distribute in Oklahoma and parts of Kansas; Restoration Medical will distribute the monitoring systems in the rest of the country.

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

Effective as of October 22, 2009, the Company entered into a distribution agreement with Alamo Scientific, Inc. pursuant to which Alamo was granted exclusive rights to market and promote the Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers who purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company the Company will pay to Alamo a set fee. Alamo is required to meet certain quarterly minimum purchase commitments under the agreement. The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Effective as of December 10, 2009, the Company entered into a distribution agreement with McRay Medical, LLC, pursuant to which McRay was granted exclusive rights to market and promote the Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers who purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company the Company will pay to McRay a set fee.  McRay is required to meet certain quarterly minimum purchase commitments under the agreement.  The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Effective as of December 18, 2009, the Company entered into a distribution agreement with Restoration Medical pursuant to which Restoration was granted exclusive rights to market the Bioheart 3370-1 Heart Failure Monitoring System throughout those territories not covered by Morey Medical and Alamo Scientific.  In consideration for identifying purchasers who purchase or lease the Bioheart 3370-1 Heart Failure Monitoring System from the Company, the Company will pay to Restoration a set fee.  Restoration is required to meet certain quarterly minimum purchase commitments under the agreement.  The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Bioheart elected to have a distributor network rather than hiring a sales force for its heart monitoring system. The company believes that distributors are capable of discerning the precise needs of their customers and which of their customers would best use an innovative product.  Furthermore, they are constantly in touch with their customer base and are well able to convey the desire for product enhancements to Bioheart.  Bioheart and its staff have a history of responding to customer needs with product improvements that have been cutting edge and have addressed those needs.

The heart failure monitors are reimbursed by Medicare to the home health companies. In 2009, reimbursement was added to the National Episode Rate for cardiac patients. The monitors in conjunction with the nurse’s visit are essential to the well being of chronic heart failure patients.  Care Plan Oversight (CPO) reimbursement also allows physicians to bill Medicare for their time overseeing the care of home care or hospice patients.

MyoCell

MyoCell is a clinical therapy intended to improve cardiac function for those with congestive heart failure and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient's own body. The myoblasts are removed from a patient's thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient's heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with a Johnson & Johnson company to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell in the MARVEL Trial.

When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient's own body, we believe MyoCell is able to avoid certain challenges currently faced by other types of cell-based clinical therapies including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available treatment has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

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

Business Strategy

Our principal objective is to become a leading regenerative medicine company that discovers, develops and commercializes novel, autologous cell therapies, and related devices, for the treatment and improved care of patients suffering from chronic and acute heart damage as well as lower limb ischemia.  The number of heart failure patients is expected to increase from 25 million worldwide today to over 50 million in five years. Our focus is on serving these patients. To achieve this objective, we plan to pursue the following key strategies:

•

Obtain initial regulatory approval of MyoCell and/or MyoCell SDF-1 by targeting patients with severe heart damage. In July 2007, we treated the final patient in the Phase II SEISMIC Trial, which was comprised of 40 patients, including 26 treated patients. The SEISMIC study results demonstrated that 94% of MyoCell treated patients improved or did not worsen in heart failure class while only 6% worsened, while in the control group receiving only drugs 42% worsened. 84% of MyoCell treated patients improved or did not worsen in exercise capacity and only 16% worsened, while 69% of the control patients worsened. The average improvement in 6 minute walk was 62 meters.  This compares very favorably with the current gold standard in advanced heart failure treatment, Bi-Ventricular pacing, where they achieved 16 to 20 meters improvement over control patients in the Phase II MIRACLE trial that led to commercial approval of this product. By targeting a class of patients for whom existing therapies are very expensive, unavailable or not sufficiently effective, we hope to expedite regulatory approval of MyoCell and/or MyoCell SDF-1. Obtain regulatory approval of MyoCell and/or MyoCell SDF-1 to treat patients with less severe heart damage. If we obtain initial regulatory approval of MyoCell for the Class III Subgroup, we intend to continue to sponsor clinical trials in an effort to demonstrate that MyoCell and/or MyoCell SDF-1 should receive regulatory approval to treat all patients in NYHA Class II, NYHA Class III and NYHA Class IV heart failure and, provided we believe we have a reasonable basis to support such an indication, we intend to seek regulatory approval for these patients.

•

Continue market release of the Bioheart 3370 heart failure monitoring products and services utilizing our proprietary software program.  These products are fully approved for commercial sale both in the United States and Europe. The Centers for Medicaid & Medicare Services, or CMS, has approved reimbursement for home monitoring with this product.  The Bioheart 3370 monitor can receive up to 17 Bluetooth® signals at the same time from compatible monitoring devices.  We are building a catalog of approved and reimbursable compatible monitoring products to complement the Bioheart 3370 and to build our sales revenue further.  We have set up through collaboration with a third party a 24-hour call center which is staffed by a qualified heart failure nurse at all times to monitor all information coming in from the patients.  Our software is unique in that it converts the words from the electronic heart failure questionnaire to numbers for better trending analysis.  Our data management software has a green light, yellow caution light, red warning light system which allows physicians and nurses to monitor all their patients conveniently.  We can send this information to a doctor’s BlackBerry® or iPhone® to allow for remote monitoring.  Our leading competitor only offers the option of a black and white fax transmission to one location once a day.  The heart failure monitors are reimbursed by Medicare to the home health companies. In 2009, reimbursement was added to the National Episode Rate for cardiac patients. The monitors, in conjunction with the nurse’s visit are essential to the well being of chronic heart failure patients.  Care Plan Oversight (CPO) reimbursement also allows physicians to bill Medicare for their time overseeing the care of home care or hospice patients.

•

Continue market release of Bioheart TGI 1200 bedside apparatus for preparing stem cells and endothelial progenitor cells from adipose tissue which has received CE Mark commercial approval with our corporate partner, Tissue Genesis, Inc.  We have initiated studies for the applications of lower limb ischemia, acute myocardial infarction and chronic heart ischemia.

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

•

License, acquire and/or develop complementary products and technologies. We intend to strengthen and expand our product development efforts through the license, acquisition and/or development of products and technologies that support our business strategy. We are actively working on acquiring or developing with a partner and implantable heart failure sensor that is compatible with our Bioheart 3370 heart failure monitoring system and a heart pump on a catheter.  We are working to distribute the AnC BIO TPLS True Pulsatile Life Support system, developed by our Korean partners, that has CE Mark commercial approval.

Industry Background

Myocardial Infarction (Heart Attack)

Myocardial infarction, or MI, commonly known as a heart attack, occurs when a blockage in a coronary artery severely restricts or completely stops blood flow to a portion of the heart. When blood supply is greatly reduced or blocked for more than a short period of time, heart muscle cells die. If the healthy heart muscle cells do not replace the dead cells within approximately two months, the injured area of the heart becomes unable to function properly. In the healing phase after a heart attack, white blood cells migrate into the affected area and remove the dead heart muscle cells. Then, fibroblasts, the connective tissue cells of the human body, proliferate and form a collagen scar in the affected region of the heart. Following a heart attack, the heart's ability to maintain normal function will depend on the location and amount of damaged tissue. The remaining initially undamaged heart muscle tissue must perform more work to adequately maintain cardiac output. Because the uninjured region is then compelled to work harder than normal, the heart can progressively deteriorate until it is unable to pump adequate blood to oxygenate the body properly leading to heart failure and ultimately death.

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

The risk of hospitalization and death increases as patients progress through the various stages of heart failure. The risk of hospitalization due to heart failure for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.2, 2.3 and 3.7 times greater than for patients in NYHA Class I heart failure according to a 2006 American Heart Journal article entitled “Higher New York Heart Association Classes and Increased Mortality and Hospitalization in Patients with Heart Failure and Preserved Left Ventricular Function”' by Ahmed, A et al. Similarly, according to this same article, the risk of death from all causes for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.5, 2.6 and 8.5 times greater than for patients in NYHA Class I heart failure.

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

_____________

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

Diagnosis and Management of Heart Failure

Heart disease has been the leading cause of death from 1950 on within the United States, according to the U.S. Department of Health and Human Services. In addition, heart failure is the single most frequent reason for hospitalization in the elderly according to a 2007 study entitled “Long-Term Costs and Resource Use in Elderly Participants with Congestive Heart Failure” by Liao, L., et al. The American College of Cardiology/ American Heart Association 2005 Guideline Update for the Diagnosis and Management of Chronic Heart Failure in the Adult, or the ACC/ AHA Guidelines, provides recommendations for the treatment of chronic heart failure in adults with normal or low LVEF. The treatment escalates and becomes more invasive as the heart failure worsens. Current treatment options for severe, chronic heart damage include, but are not limited to, heart transplantation and other surgical procedures, bi-ventricular pacers, drug therapies, ICDs, and ventricular assist devices. Therapies utilizing drugs, ICDs and bi-ventricular pacers are currently by far the most commonly prescribed treatments for patients suffering from NYHA Class II or NYHA Class III heart failure. Since the therapies generally each address a particular feature of heart disease or a specific subgroup of heart failure patients, the therapies are often complementary and used in combination.

Drug Therapies.     The ACC/AHA Guidelines recommend that most patients with heart failure should be routinely managed with a combination of ACE inhibitors, beta-blockers and diuretics. The value of these drugs has been established by the results of numerous large-scale clinical trials and the evidence supporting a central role for their use is, according to the ACC/AHA Guidelines, compelling and persuasive. ACE inhibitors and beta blockers have been shown to improve a patient’s clinical status and overall sense of well being and reduce the risk of death and hospitalization. Side effects of ACE inhibitors include hypotension, worsening kidney function, potassium retention, cough and angioedema. Side effects of beta-blockers include fluid retention, fatigue, bradycardia and heart block and hypotension.

Bi-Ventricular Pacers       The ACC/AHA Guidelines recommend bi-ventricular pacers for persons who, in addition to suffering from heart failure, have left and right ventricles that do not contract in sync, known as ventricular dyssynchrony and who have a LVEF less than or equal to 35%, sinus rhythm and NYHA Class III or NYHA Class IV symptoms despite recommended optimal medical therapy. Bi-ventricular pacers are surgically implanted electrical generators that function primarily by stimulating the un-damaged portion of the heart to beat more strongly using controlled bursts of electrical currents in synchrony. Compared with optimal medical therapy alone, bi-ventricular pacers have been shown in a number of clinical trials to significantly decrease the risk of all-cause hospitalization and all-cause mortality as well as to improve LVEF, NYHA Class and Quality of Life. According to the ACC/AHA Guidelines, there are certain risks associated with the bi-ventricular pacer including risks associated with implantation and device-related problems.

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

Heart Transplantation and Other Surgical Procedures.     According to the ACC/AHA Guidelines, heart transplantation is currently the only established surgical approach for the treatment of severe heart failure that is not responsive to other therapies. Heart transplantation is a major surgical procedure in which the diseased heart is removed from a patient and replaced with a healthy donor heart. Heart transplantation has proven to dramatically improve cardiac function in a majority of the patients treated and most heart transplant recipients return to work, travel and normal activities within three to six months after the surgery. In addition, the risk of hospitalization and mortality for transplant recipients is dramatically lower than the risk faced by patients in NYHA Class III or NYHA Class IV heart failure. Heart transplants are not, for a variety of reasons, readily available to all patients with severe heart damage. The availability of heart transplants is limited by, among other things, cost and donor availability. In addition to the significant cost involved and the chronic shortage of donor hearts, one of the serious challenges in heart transplantation is potential rejection of the donor heart. For many heart transplant recipients, chronic rejection significantly shortens the length of time the donated heart can function effectively and such recipients are generally administered costly anti-rejection drug regimens which can have adverse and potentially severe side effects.

There are a number of alternate surgical approaches under development for the treatment of severe heart failure, including cardiomyoplasty, a surgical procedure where the patient’s own body muscle is wrapped around the heart to provide support for the failing heart, the Batista procedure, a surgical procedure that reduces the size of an enlarged heart muscle so that the heart can pump more efficiently and vigorously, and the Dor procedure. According to the ACC/AHA Guidelines, both cardiomyoplasty and the Batista procedure have failed to result in clinical improvement and are associated with a high risk of death. The Dor procedure involves surgically removing scarred, dead tissue from the heart following a heart attack and returning the left ventricle to a more normal shape. While the early published single-center experience with the Dor procedure demonstrated early and late improvement in NYHA Class and LVEF, according to the ACC/AHA Guidelines, this procedure’s role in the management of heart failure remains to be defined.

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

Assuming we secure regulatory approval of MyoCell for the treatment of all NYHA Class II and NYHA Class III patients, we believe MyoCell will provide a treatment alternative for the millions of NYHA Class II and NYHA Class III patients in the United States and Europe who either do not qualify for or do not have access to heart transplant therapy. Furthermore, we anticipate that the time incurred and cost of identifying patients qualified to receive MyoCell as well as the cost of MyoCell, including any ICD, drug and bi-ventricular pacer therapies that are simultaneously prescribed, if any, will be less expensive than the current cost of heart transplant therapy. Moreover, MyoCell is less invasive than a heart transplant and is not subject to the tissue rejection and immune system suppression issues associated with heart transplants.

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

MARVEL Phase II/III Clinical Trial in the United States

The MARVEL Trial is designed to be a double-blind, randomized, placebo-controlled multicenter trial to evaluate the safety and efficacy of MyoCell. In August 2007, we received clearance from the FDA to proceed with the trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated.  Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a dramatic (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. We are planning, on the basis of these results, to ask the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.  Abroad, we are identifying centers where it is already acceptable to use the Myocell treatment so that greater numbers of patients with this problem can have access to treatment.

We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial.  We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), the first approval of a study combining gene and cell therapies.  We commenced work on this study, called the REGEN trial, during the first quarter of 2010.  Based on the results of the trial, we intend to either incorporate the combined treatment into the MARVEL trial, or continue with the MARVEL trial based on the use of Myocell alone.

All of the patients selected for enrollment in the MARVEL Trial have (i) symptoms associated with NYHA Class II or NYHA Class III heart failure, (ii) suffered a previous heart attack at least 90 days prior to the date of treatment, (iii) a LVEF of less than or equal to 35%, (iv) been on optimal drug therapy for at least two months prior to enrollment and (v) had prior placement of an ICD at least 60 days prior to enrollment. Patients were required to use Amiodarone, an anti-arrhythmic drug therapy, at least 24 hours prior to MyoCell implantation.  This prophylactic treatment successfully ameliorated the problem with arrhythmias in patients treated with Myocell and the placebo, which, although never lead to any deterioration in the patients, was considered a serious adverse event.

The patients were divided into three groups. Patients in the first group underwent treatment consisting of 16 injections of an aggregate dosage of approximately 800 million myoblast cells. Patients in the second group underwent treatment consisting of 16 injections of an aggregate dosage of approximately 400 million myoblast cells. Patients in the third group received 16 placebo injections.

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

Candidate	Proposed Use or Indication	Status/Phase	Comments

Bioheart 3370 Heart Failure Monitor	At home monitoring for monitoring for heart failure patients	510(k) and CE mark approved. Fully coded for US reimbursement	Currently distributing to heart failure patients in US
TGI 1200 Adipose Tissue Processing System	Fully automated device for the rapid processing of patient derived fat tissue for use in Acute MI, Lower Limb Ischemia and Chronic Ischemia	CE mark approved	Commercialization and distribution commenced in the 2009;
MyoCell SDF-1	Autologous cell therapy treatment for severe chronic damage to the heart; cells modified to express angiogenic factors	IND application filed in May 2007. Additional animal studies complete. Phase I trial approved by FDA in July of 2009.	Trial to begin on April 1, 2010.
MyoCath	Disposable endoventricular catheter used for the delivery of biologic solutions to the myocardium	Used in European Phase II clinical trials of MyoCell; used in Phase I clinical trials of MyoCell; to be used in REGEN trial.	Anticipate seeking certification to apply the CE mark for commercial sale and distribution within the European Union.
MyoCath II	Second generation disposable endoventricular catheter modified to provide multidirectional cell injection and used for the delivery of biologic solutions to the myocardium	Preclinical

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

TGI 1200 Adipose Tissue Processing System

The TGI 1200 is a patient-derived cell therapy for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia utilizing Bioheart’s TGI 1200 adipose tissue processing system.  Unlike MyoCell, which is intended to be used to treat severe heart damage months or even years after a heart attack, the TGI 1200 is being designed to be used for the treatment of heart muscle damage immediately following a heart attack. We hope to demonstrate that the injection of endothelial progenitor and stem cells derived from fat tissue by the TGI 1200 is a safe and effective means of limiting or reversing some of the effects of acute myocardial infarction and preventing or slowing a patient’s progression from initial heart attack to congestive heart failure. Similarly, we are working to introduce the system as a treatment for lower limb ischemia, not only to reduce pain but to regenerate tissue and prevent amputations.  Fat tissue is an abundant and readily available source of endothelial progenitor and stem cells and is easily extractable from a patient using minimally invasive techniques. When approved in the U.S., we intend to market the TGI 1200 primarily to interventional cardiologists. We have now enlisted practitioners in Europe, South America, the Caribbean, Asia, and the Middle East and are in the process of expanding to even greater numbers of centers.

We have secured the exclusive, worldwide right to sell or lease to medical practitioners and related healthcare entities the following items for the treatment of acute myocardial infarction:

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

We have developed a proposed pathway for seeking regulatory approval of the TGI 1200. Preclinical studies involving pigs testing the safety and efficacy of the TGI 1200 commenced in the first quarter of 2007 at Indiana University and were completed in the fourth quarter of 2007. A preclinical study involving the injection of human adipose-derived stem cells (ADSCs) into the myocardium (heart muscle tissue) of infarcted immunosuppressed rats, was completed in August 2008 at the Jordan University of Science and Technology in Irbid, Jordan by medical and veterinary doctors from that institution and the University of Jordan in Amman, Jordan. The results from the study are indicative of cardiomyocyte regeneration and suggest that the injection of ADSCs after acute myocardial infarction may have the potential to help the infarcted heart return to normal function.

Tissue Genesis has received CE mark commercial approval for the TGI 1200 device.  We have initiated studies in South America and in Europe and other countries that recognize CE mark approval for the applications of lower limb ischemia, and chronic heart ischemia.  A study in humans for the treatment of acute myocardial infarction is being developed and should commence in 2010.

MyoCell SDF-1

Our MyoCell SDF-1 product candidate, which has recently completed preclinical testing, is intended to be an improvement to MyoCell. In February 2006, we signed a patent licensing agreement with the Cleveland Clinic of Cleveland, Ohio which gave us exclusive license rights to pending patent applications in connection with MyoCell SDF-1. Dr. Marc Penn, the Medical Director of the Cardiac Intensive Care Unit at the Cleveland Clinic and a staff cardiologist in the Departments of Cardiovascular Medicine and Cell Biology, joined our Scientific Advisory Board. The license for SDF-1 was passed on to a Cleveland Clinic affiliate, Juventas, in July of 2009.  Bioheart has a memorandum of understanding with Juventas pursuant to which the license with Bioheart will be reinstated upon completion of certain financial milestones.

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

Our Phase I safety study, the REGEN Trial, was approved by the FDA in July of 2009 and work commenced on the trial during the first quarter of 2010.

MyoCath

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

It is our hope that MyoCath will prove to be more cost effective than, and as safe and effective as, other catheters at delivering MyoCell. Although MyoCath has been designed for use with MyoCell, we believe that there are a number of other clinical therapies to treat heart disease currently in development by other companies that could be delivered via MyoCath including gene, protein, cytokine and growth factor therapies. Three clinical trials have been initiated by biopharmaceutical companies and other institutions utilizing MyoCath to deliver growth factors in an effort to increase blood supply to a damaged heart.

Research

We supervise and perform experimental work in the areas of improving cell culturing, cell engraftment, and other advanced research projects related to our product candidates from our cell culturing facility in Sunrise, Florida. The primary focus of a substantial majority of our employees is advancing our clinical trials, preclinical studies, research and product development.

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

Accordingly, we were able to increase the maximum dosage of myoblast cells injected as part of the MyoCell therapy to approximately 800 million myoblast cells. We expect to further refine our MyoCell cell culturing processes.

We have historically met and, with respect to the cell culturing of our product candidates in Europe, expect to meet, our cell culturing needs internally.

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

The heart failure monitors are reimbursed by Medicare to the home health companies. In 2009, reimbursement was added to the National Episode Rate for cardiac patients. The monitors in conjunction with the nurse’s visit are essential to the well being of chronic heart failure patients.  Care Plan Oversight (CPO) reimbursement also allows physicians to bill Medicare for their time overseeing the care of home care or hospice patients.

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

Patent	Subject Matter	Potential Application(s)	Expiration Date Assuming No Patent Extension

US5,972,013 (licensed)	Direct Pericardial Access Device with Deflecting Mechanism and Method	MyoCath; MyoCath II	Sep. 19, 2017
US6,241,710 (licensed)	Hypodermic Needle with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019

US6,547,769 (licensed)	Catheter Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019
US6,855,132 (licensed)	Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019 (with 101 day adjustment: Mar. 30, 2020)
US6,949,087 (licensed)	Apparatus with Weeping Tip and Method of Use	MyoCath II	Dec. 20, 2019

Patent Application	Subject Matter	Related Product(s)

WO 04/056186 (US03/34411)(PCT) (licensed)	Cell-Based VEGF Delivery	MyoCell SDF-1
US2004/0037811 (licensed)	Stromal Cell-Derived Factor-1 Mediates Stem Cell Homing and Tissue Regeneration in Ischemic Cardiomyopathy	MyoCell SDF-1
WO 04/017978 (US03/26013) (PCT) (licensed)	Stromal Cell-Derived Factor-1 Mediates Stem Cell Homing and Tissue Regeneration in Ischemic Cardiomyopathy	MyoCell SDF-1
US5,563,048 and US5,756,084	Human SDF-1 and DNAs Encoding the same	MyoCell SDF-1

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

MyoCell is no longer protected by patents outside, which means that competitors will be free to sell products that incorporate the same or similar technologies that are used in MyoCell without infringing our patent rights.  As a result, MyoCell, if approved for use, may be vulnerable to competition. In addition, many of the patent and patent applications that have been licensed to us that pertain to our other product candidates do not cover certain countries within Europe.

Our commercial success will depend to a significant degree on our ability to:

•

defend and enforce our patents and/or compel the owners of the patents licensed to us to defend and enforce such patents, to the extent such patents may be applicable to our products and material to their commercialization:

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

MyoCell SDF-1 Patents

To develop our MyoCell SDF-1 product candidate, we rely primarily on patents.  We have an agreement to license from Juventas, which currently holds the license to the patents.  These patents relate to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. We believe we will also need to, among other things, license some additional intellectual property to commercialize MyoCell SDF-1 in the form we believe may prove to be the most safe and/or effective.

In February 2006, we signed a patent licensing agreement with the Cleveland Clinic which provided us with the worldwide, exclusive rights to three pending U.S. patent applications and certain corresponding foreign filings in the following jurisdictions: Australia, Brazil, Canada, China, Europe and Japan, or, collectively, the Cleveland Clinic IP, related to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. The term of our agreement with the Cleveland Clinic expired in July of 2009, when the license to the patents was turned over to a Cleveland Clinic affiliate, Juventas.  We have a memorandum of understanding with Juventas to restore the license to the patents once certain milestones have been achieved by Bioheart.

In 2007, Bioheart signed a Letter of Intent with Ono Pharmaceutical which provided rights to conduct clinical development and testing of SDF-1 to determine the effectiveness of SDF-1 for the treatment of damaged myocardium and tissues following acute myocardial infarction, coronary arterial diseases or heart failure.  If the results of this testing is deemed successful then the parties agree to enter into good faith negotiations in an effort to reach a definitive license agreement that will allow Bioheart to commercialize its SDF-1 product candidate in all territories of the world except Japan.

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

Under the Tissue Genesis Agreement, we have agreed to diligently pursue commercialization of the TGI Licensed Product Candidates for the treatment of acute myocardial infarction and heart failure. We have also agreed to use commercially reasonable efforts to obtain FDA approval for the TGI Licensed Product Candidates within five years of the Effective Date and to make the first sale of a TGI Licensed Product Candidate within seven years of the Effective Date. Tissue Genesis has agreed to provide us with reasonable assistance to obtain regulatory approvals.

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

Medical Devices

On January 5, 2010, Bioheart announced that the company has signed distribution agreements with Restoration Medical, McRay Medical, Alamo Scientific and Morey Medical. These distributors will assist Bioheart with introducing its Home Heart Failure Monitoring Systems to physicians and hospitals throughout the United States.  McRay Medical will distribute the systems in Northern California; Alamo Scientific will distribute in Texas, Louisiana and Arkansas; Morey Medical will distribute in Oklahoma, Kansas and parts of Missouri; Restoration Medical will distribute the monitoring systems in the rest of the country. Bioheart elected to have a distributor network rather than hiring a sales force for its heart monitoring system.  The company believes that distributors are capable of discerning the precise needs of their customers and which of their customers would best use an innovative product.  Furthermore, they are constantly in touch with their customer base and are well able to convey the desire for product enhancements to Bioheart.  Bioheart and its staff have a history of responding to customer needs with product improvements that have been cutting edge and have addressed those needs.

Collaborative Arrangements for Seeking Regulatory Approvals and Distribution of Products Outside of the United States and Europe

Korea

On February 1, 2005, we entered into a joint venture agreement with Bioheart Korea, Inc., the predecessor entity of BHK, Inc., or BHK, pursuant to which we and BHK agreed to create a joint venture company called Bioheart Manufacturing, Inc., located in Korea to own and operate a cell culturing facility. The joint venture agreement contemplated that we would engage Bioheart Manufacturing to provide all cell culturing processes for our products and processes sold in Asia including Korea for a period of no less than ten years. Pursuant to the joint venture agreement, we agreed to contribute approximately $59,000 cash and Myocell manufacturing technology for an 18% equity interest in Bioheart Manufacturing, and BHK agreed to contribute approximately $9,592,032 for an 82% equity interest in Bioheart Manufacturing. On April 1, 2006, we entered into an in-kind investment agreement with Bioheart Manufacturing pursuant to which we agreed to provide Bioheart Manufacturing with the technology to manufacture MyoCell and MyoCath and, in exchange, received 25,890 common shares of Bioheart Manufacturing. In February 2009, our ownership interest in Bioheart Manufacturing, Inc. was reduced to approximately 6% as a result of additional investments in Bioheart Manufacturing, Inc. by third parties.  Shares in Bioheart Manufacturing, Inc, owned by Bioheart Inc.  became 258,900 shares through a stock split. In May 2009, there was a corporate reorganization and AnC Bio Inc. was given the business of Bioheart Manufacturing Inc.

Pursuant to the joint venture agreement, we provided Bioheart Manufacturing with standard operating procedures, tests and testing protocols, cell selection methods, cell characterization methods, and all materials necessary to carry out the activities of the cell culturing facility in the manner required by us.

In August 2007, we entered into a supply agreement with BHK pursuant to which we supplied MyoCell and MyoCaths to BHM for use in clinical studies of MyoCell.

According to the agreement, upon Bioheart Manufacturing’s inability to continue its operations by reason of law, governmental order or regulation or Bioheart Manufacturing’s dissolution or liquidation for any reason, the agreement is null and void.

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

Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, the Public Health Service Act, or the PHS Act and their respective regulations as well as other federal, state, and local statutes and regulations. Medical devices are subject to regulation under the FD&C Act and the regulations promulgated hereunder as well as other federal, state, and local statutes and regulations. The FD&C Act and the PHS Act and the regulations promulgated hereunder govern, among other things, the testing, cell culturing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our product candidates. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

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

•

if MyoCell and MyoCell SDF-1 are both safe and effective;

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

We are aware of several companies which have developed or are developing similar products to the Bioheart 3370 Heart Failure Monitor.

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

Our Executive Officers

Set forth below are: (1) the names and ages of our executive officers at the time of filing of this document, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position with the Company
Karl E. Groth, Ph.D.	62	Chairman & Chief Executive Officer
Peggy A. Farley	63	Chief Operating and Financial Officer
Howard J. Leonhardt	47	Chief Scientific & Technology Officer

Karl E. Groth, Ph.D. ..Dr. Groth became our Chairman and CEO in August of 2009.  He has served as a member of our Board of Directors since January 2009. Dr. Groth is co-founder, along with Ms. Farley, of the Ascent Medical Technology Funds and since May 2000 has served as President and CEO of Ascent Private Equity, the General Partner of the funds, which are focused on investments in medical device, life science and biotechnology. Dr. Groth has over 30 years experience in the health care industry. He held management positions within Medtronic Inc. in research, product planning, marketing, and strategic business development from 1980-1989.  From 1989 until 1999, he organized and served within executive management of a series of medical start-ups, all of which conducted successful initial public offerings followed by acquisitions by major medical companies. Dr. Groth received his B.S. from the State University of New York in biology, his M.S. in plant physiology from New York University and his Ph.D. in microbiology from the University of Minnesota. He has conducted post-graduate research as a Senior Scientist in the department of Laboratory Medicine at the University of Minnesota and published over 30 peer-reviewed articles in professional journals. In addition, Dr. Groth continues to publish and present on topics including vascular disease and endovascular intervention.

Peggy A. Farley. Ms. Farley became our Chief Operating Officer in August of 2009, and Chief Financial Officer in February of 2010.  She has served as a member of our Board of Directors since January 2007. Ms. Farley was initially appointed to our Board as a representative of Ascent Medical Technology Funds. Since January 1998, Ms. Farley has served as a managing director of the general partner and co-founder of the Ascent Medical Technology Funds. She is also the President and Chief Executive Officer of Ascent Capital Management, Inc. From 1984 until 1997, Ms. Farley was Chief Executive Officer of a set of firms that she developed as the locus for investment in the United States for non-US investors, engaging in venture capital investments, identifying and conducting acquisition transactions in the United States and South Asia as well as directing the management of private and corporate assets. From 1978 to 1984, she was with Morgan Stanley & Co. Incorporated, in the International Group of the Corporate Finance Division. Prior to joining Morgan Stanley, Ms. Farley served as consultant to U.S. corporations, including Avon, Ingersoll-Rand, Citibank, and Morgan Stanley. Her career in business began in the mid-1970s in Citibank's Athens-based Middle East and North Africa Regional Office. She received an M.A. from Columbia University in 1972 and an A.B. from Barnard College in 1970.

.

Howard J. Leonhardt.  Mr. Leonhardt is the Co-founder and Chief Scientific and Technology Officer of Bioheart, also serving as the Chairman of Bioheart’s Scientific Advisory Board. He served as Chairman and CEO of the Company from 1999 until 2007, when he became Executive Chairman.  He held the title of Executive Chairman until March of 2008.  In July of 2008, he became Chairman and CEO once more, a title that he retained until August of 2009.  He was appointed as our Chief Technology Officer in March, 2007. In 1986, Mr. Leonhardt founded World Medical Manufacturing Corporation, or World Medical, and served as its Chief Executive Officer from 1986 until December 1998 when World Medical was acquired by Arterial Vascular Engineering, Inc., or AVE. AVE was acquired by Medtronic, Inc. in January 1999. Mr. Leonhardt was the co-inventor of World Medical's primary product, the TALENT (Taheri-Leonhardt) stent graft system. From December 1998 until June 1999, Mr. Leonhardt served as President of World Medical Manufacturing Corporation, a subsidiary of Medtronic. Mr. Leonhardt received a diploma in International Trade from the Anoka-Hennepin Technical College, attended the University of Minnesota as well as Anoka-Ramsey Community College and holds an honorary Doctorate Degree in Biomedical Engineering from the University of Northern California.

Additions to Board of Directors

Lee A. Jones, Director.  On October 12, 2009, Bioheart, Inc. appointed Lee A. Jones to serve as an independent member of its Board of Directors until the Company’s next Annual Meeting of Shareholders or until her successor is duly elected and qualified. Ms. Jones has been the Chief Administrative Officer of the Schulze Diabetes Institute at the University of Minnesota since June 2009. She has more than 25 years of healthcare and medical device industry experience. From 1997 to 2005, she served as President and Chief Executive Officer of Inlet Medical, Inc. (a Cooper Surgical company since November 2005), specializing in minimally interventional laparoscopic products. Prior to joining Inlet, she had a 14-year career at Medtronic, Inc. where she held various technical and operating positions, most recently serving as Director, General Manager of Medtronic Urology/Interstim division. Ms. Jones currently also serves as a member of the board of directors of Uroplasty, Inc. and Aveus. She holds a Bachelor of Science degree in Chemical Engineering and an Executive Management degree from the University of Minnesota.

Mark P. Borman, Director.  On May 12, 2009, the Company appointed Mark P. Borman to serve as an independent member of its Board of Directors until the Company’s 2009 Annual Meeting of Shareholders or until his successor is duly elected and qualified. Mr. Borman was also appointed to the Audit Committee of the Board effective as of the same date. Mr. Borman is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. He most recently served as Vice President, Investor Relations and Treasurer of ADC Telecommunications from 1998 to 2008. During his career, Mr. Borman has held positions with General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his MBA from the University of Chicago Graduate School of Business.  He is a Certified Public Accountant and Chartered Financial Analyst and has experience as an advisor, board member, faculty, speaker, and mentor.

Charles A. Hart, Director.  On May 12, 2009, the Company appointed Charles A. Hart to serve as an independent member of the company’s Board of Directors until the 2009 Annual Meeting of Shareholders or until his successor is duly elected and qualified. Mr. Hart was also appointed to the Compensation Committee of the board effective as of the same date.  Mr. Hart has more than 20 years of entrepreneurial experience. Mr. Hart founded Hart Masonry, Inc. in 1986 and has served as its President since then. He is also the Founder and President of Wildridge Enterprises. Mr. Hart is a member of the Board of Directors for Eagle Street Properties LLP.

On February 10, 2010, the Board of Directors asked Peggy A. Farley to serve as  Chief Financial Officer in addition to serving as the Chief Operating Officer and asked Mark P. Borman to serve as Chairman of the Audit Committee.  Both agreed.  The change enabled increased autonomy between executive management and the Audit Committee.

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

********************************

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2010 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, we may be forced to curtail or cease our operations.

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

 If we are unable to secure additional financing in 2010, we may be forced to:

•

curtail or abandon our existing business plan,

•

reduce our headcount;

•

default on our debt obligations under the BlueCrest Loan;

•

file for bankruptcy;

•

seek to sell some or all of our assets; and/or

•

cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

Our MARVEL Trial is critical to our prospective mainstream business.  Its continuation is contingent on our ability to secure additional capital. However, it is important that our REGEN trial be undertaken in order to assess the efficacy of SDF-1 and Myocell together in humans relative to Myocell alone.  If the combination proves to be more efficacious than Myocell by itself, wisdom would dictate that the MARVEL trial be modified to utilize the combination.

BlueCrest Capital has as part of the collateral for its loan to Bioheart the intellectual property of Bioheart. In the event of a default, all interest and principal are immediately due and payable and that BlueCrest Capital has the right to enforce its security interest in the assets securing the BlueCrest Loan. In such event, BlueCrest Capital could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business.

Our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “— We have a substantial amount of debt...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders.

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

Our independent registered public accounting firm issued its report dated March 31, 2010 in connection with the audit of our financial statements as of December 31, 2009, included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to soften, as fuel and other commodity prices began to rise, doubts were raised about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2009 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2009, we have accumulated a deficit during our development stage of approximately $100.6 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until 2011,if ever. Since inception, we have generated substantial net losses, including net losses of approximately $3.8 million, $14.2 million and $18.1 million in 2009, 2008 and 2007, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:

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

In addition to the BlueCrest Loan, on June 1, 2007, we borrowed $5.0 million from Bank of America under an eight month loan, which was subsequently extended until July 2009, and $1 million under a loan due subsequent to repayment of the BlueCrest Loan. As of December 31, 2009, we had an aggregate of $9.6 million in principal amount of outstanding indebtedness. We and Bank of America have agreed with BlueCrest Capital that the Company will not make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. Certain persons, including our former Chairman of the Board, two of our other directors and two of our shareholders, or, collectively, the Guarantors, agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments. As of December 31, 2009, these individuals had paid an aggregate of $3.7 million on the Bank of America Loan on our behalf, including $3.0 million of principal by our former Chairman of the Board. Upon our repayment in full of the BlueCrest Loan, we are required to reimburse these persons with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan. We anticipate that the BlueCrest Loan will need to be serviced and both the BlueCrest Loan and any amounts advanced by the Guarantors will need to be repaid with existing cash or cash generated from security or loan placements, if any. If we are unable to generate cash through additional financings, we may have to delay or curtail research, development and commercialization programs.

In March of 2009, the former Chairman of the Board and his former spouse paid directly to Bank of America the $3 million that he had been guaranteeing, thus reducing Bioheart’s obligation to Bank of America to $2 million plus interest. In March 2009, these individuals repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company now owes this $3.0 million to the Company's former Chairman and his former spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount will also accrue interest at an annual rate of the prime rate plus 5.0%.

In March of  2010, one of the Guarantors paid directly to Bank of America the $672,000 of the loan that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants.  With his acceptance of the restricted common stock and warrants, the former Guarantor owns 8% of the Company.

Thus, the outstanding obligation to Bank of America was reduced to $1.3 million plus interest.

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

•

We have invested a significant portion of our efforts and financial resources in our MyoCell product candidate and depend heavily on its success. MyoCell is currently being tested in clinical trials.

•

We need to devote significant additional research and development, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure.

•

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

•

our collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely seek to secure the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators' acts or omissions;

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

For instance, on March 9, 2007, Dr. Law and Cell Transplants Asia (an entity wholly owned by Dr. Law), filed a complaint against us and Howard J. Leonhardt, our former Chairman of the Board, individually, in the United States District Court for the Western District of Tennessee alleging, among other things, certain breaches of our licensing agreement with them. On July 26, 2007, the court granted the motion to dismiss Mr. Leonhardt in his individual capacity but denied the motion to dismiss the claims against us. Dr. Law and Cell Transplants International are the licensors of the primary patent protecting MyoCell. See Item 3. “Legal Proceedings” for a description of this litigation. While the complaint did not appear to challenge our rights to license this patent and we believe this lawsuit was without merit, this litigation could have adversely impacted upon our MyoCell commercialization efforts and have had a significant negative impact on our results of operations and financial condition

On March 13, 2009, the Court rendered its decision in the Action, dismissing the amended complaint after finding that Plaintiffs had failed to establish any of their 12 remaining claims.  With respect to Plaintiffs’ claim for the $3 million milestone payment, the Court found that the payment was “payable only to CTI,” not the Plaintiffs, and that CTI, a dissolved Tennessee limited liability company, had never been made a party to the Action and therefore was “not properly before the Court.”  The Court also found that, even assuming Plaintiffs could assert a claim for the milestone payment on behalf of CTI, the payment was not due because “Bioheart’s MyoCell process does not utilize technology claimed under the “141 patent.”  In addition, the Court found that Bioheart owed no royalties because it has not yet made any “gross sales” of MyoCell.

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

Dr. Law had until November 16, 2009, to file an appeal to this decision.  He did not file an appeal.

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

On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009.  We filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on May 13, 2009.

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

The market price of our common stock could also be subject to wide fluctuations in response to many risk factors described in this section and other matters, including:

•

publications of clinical trial results by clinical investigators or others about our products and competitors' products and/or our industry;

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

•

our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, especially life sciences and pharmaceutical companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could have a material adverse effect on our business.

Anti-takeover provisions of Florida law, our articles of incorporation and our bylaws may prevent or delay an acquisition of us that shareholders may consider favorable or attempts to replace or remove our management that could be beneficial to our shareholders.

Our articles of incorporation and bylaws contain provisions, such as the right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our shareholders, all of which could make it more difficult for a third party to acquire us without the consent of our board of directors. In addition, our bylaws impose restrictions on the persons who may call special shareholder meetings. Furthermore, the Florida Business Corporation Act contains an “affiliated transaction” provision that prohibits a publicly-held Florida corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an “interested shareholder” unless, among others, (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder; (ii) the interested shareholder has owned at least 80% of the corporation's outstanding voting shares for at least five years; or (iii) the transaction is approved by the holders of two-thirds of the corporation's voting shares other than those owned by the interested shareholder. An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation's outstanding voting shares. The Florida Business Corporation Act also prohibits the voting of shares in a publicly-held Florida corporation that are acquired in a “control share acquisition” unless the holders of a majority of the corporation's voting shares (exclusive of shares held by officers of the corporation, inside directors or the acquiring party) approve the granting of voting rights as to the shares acquired in the control share acquisition or unless the acquisition is approved by the corporation's Board of Directors. These provisions may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.

We do not intend to pay cash dividends on our common stock in the foreseeable future and, accordingly, capital appreciation of our common stock, if any, will be a shareholder's sole source of gain from an investment in our common stock.

Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investments, if any and this capital appreciation, if any, will be a shareholder's sole source of gain from an investment in the common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation and by applicable law. In addition, under the terms of the BlueCrest Loan, we are restricted from paying cash dividends to our shareholders while this loan is outstanding. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our common stock isbe a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Our headquarters are located in Sunrise, Florida and consists of 6,091 square feet of space, which we lease at a current rent of approximately $80,000 per year. The lease is scheduled to expire in January 2013. In addition to our corporate offices, at this location, we maintain:

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

Dr. Law was given until November 16, 2009, to file an appeal of that decision.  He did not file an appeal.

As previously disclosed, on October 24, 2007, we completed the MyoCell implantation procedure on the first patient in our MARVEL Trial. As a result of the claim set forth in the litigation discussed above, we recorded an accrual for $3 million in the fourth quarter of 2007, which was included in accrued expenses as of December 31, 2008 and December 31, 2007. That accrual is no longer present on our financials as of December 31, 2009.

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

Item 4.

Risks Related to Recent Healthcare Reform Legislation

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, to control the escalation of healthcare expenditures within the economy and to use healthcare reimbursement policies to balance the federal budget. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, create insurance pooling mechanisms and other expanded public health care measures, and impose new taxes on sales of medical devices and pharmaceuticals. Since this legislation is recently enacted and will require the adoption of implementing regulations, we cannot predict the effect, if any, that it will have on our business, but this legislation and similar federal and state initiatives may have the effect of lowering reimbursements for our products, reducing medical procedure volumes, increasing our taxes and otherwise adversely affect our business, possibly materially.

We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering healthcare reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, commenced trading on February 19, 2008, on the NASDAQ Global Market under the symbol “BHRT”. Effective June 11, 2008, we transferred the listing of our common stock to the NASDAQ Capital Market and then, during the course of 2009 to the Over the Counter Bulletin Board. The following table sets forth the range of high and low sales prices as reported for the periods indicated.

	Sales Price
Period	High	Low
January 2, 2009 through March 31, 2009	$1.30	$0.30
Second quarter ended June 30, 2009	$0.90	$0.51
Third quarter ended September 30, 2009	$2.50	$0.30
Fourth quarter ended December 31, 2009	$1.85	$0.70

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

On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009.   We filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on May 13, 2009.

Holders

As of February 19, 2010 there were approximately 384 shareholders of record of our common stock and approximately 1,550 beneficial owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,119,431	$3.28	5,953,315
Equity compensation plans not approved by security holders (2)	7,355,057	$3.06	0

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

•

warrants issued to the Guarantors in connection with the Bank of America Loan to purchase an aggregate of 495,780 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable – Bank of America Note Payable” of the Notes to the Consolidated Financial Statements);

•

a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•

warrants issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 3,137,838 shares of our common stock at prices ranging from $7.69 to $0.53 per share, which expire at various dates April 2019 through December 2019 (See Note 6 “Notes Payable – BlueCrest Capital Finance Note Payable” of the Notes to the Consolidated Financial Statements);

•

a warrant issued to a strategic partner to purchase 32,515 shares of our common stock at $7.69 per share, which expires in February 2016;

•

warrants issued to consultants to purchase an aggregate of 154,411 shares of our common stock at prices ranging from $1.09 to $6.00 per share, which expire at various dates from April 2013 through September 2017;

•

warrants issued to the underwriters of our initial public offering in February 2008 to purchase an aggregate of 77,000 shares of our common stock at $6.56 per share, which expire in February 2013; and

•

warrants issued in connection with our private placement in October 2008 to purchase an aggregate of 1,172,845 shares of our common stock at prices ranging from $0.59 to $2.60 per share, which expire at various dates October 2011 through October 2012;

•

warrants issued in connection with our private placement in December 2009 to purchase an aggregate of 76,752 shares of our common stock at prices ranging from $0.79 to $0.95 per share, which expire in December 2012;

•

warrants issued in connection with Short Term Payables to purchase an aggregate of 475,043 shares of our common stock at prices ranging from $0.61 to $0.5321 per share, which expire at various dates April 2019 through September 2019 (See Note 6 “Notes Payable – Short-term Note Payable” of the Notes to the Consolidated Financial Statements);

Recent Sales of Unregistered Securities

During 2009, we issued the following securities, not previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, in unregistered transactions pursuant to Section 4(2) of the Securities Act.

We issued 195,125 shares of our common stock upon the exercise of stock options. This issuance was deemed exempt from registration under the Securities Act, pursuant to Rule 701 thereunder. In accordance with Rule 701, the shares were issued pursuant to a written compensatory benefit plan and/or written compensation contract and the issuance did not exceed 15% of the then outstanding shares of our common stock, calculated in accordance with the provisions of Rule 701.

On April 1, 2009, we issued 612,240 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.59, for aggregate proceeds of $300,000.

On April 16, 2009, we issued 87,720 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.68, for aggregate proceeds of $50,000.

On May 14, 2009, we issued 202,940 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.82, for aggregate proceeds of $138,000.

On May 29, 2009, we issued 62,670 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.90, for aggregate proceeds of $47,000.

On June 4, 2009, we issued 43,240 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.89, for aggregate proceeds of $32,000.

On June 11, 2009, we issued 64,790 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.85, for aggregate proceeds of $46,000.

On July 1, 2009, we issued 140,850 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.85, for aggregate proceeds of $100,000.

On August 17, 2009, we issued 255,640 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.74, for aggregate proceeds of $158,500.

On August 21, 2009, we issued 363,210 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.64, for aggregate proceeds of $192,500.

On September 2, 2009, we issued 320,000 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.73, for aggregate proceeds of $195,200.

On September 14, 2009, we issued 9,500 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.25, for aggregate proceeds of $9,880.

On September 15, 2009, we issued 82,700 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.60, for aggregate proceeds of $110,002.

On September 16, 2009, we issued 33,110 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.81, for aggregate proceeds of $50,000.

On September 17, 2009, we issued 6,100 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.97, for aggregate proceeds of $10,000.

On October 1, 2009, we issued 30,490 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.97, for aggregate proceeds of $50,000.

On October 2, 2009, we issued 31,000 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.94, for aggregate proceeds of $50,220.

On October 12, 2009, we issued 114,740 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.62, for aggregate proceeds of $154,900.

On October 21, 2009, we issued 48,540 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $1.24, for aggregate proceeds of $50,000.

On December 3, 2009, we issued 120,260 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.95, for aggregate proceeds of $94,996.

On December 17, 2009, we issued 69,440 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.86, for aggregate proceeds of $50,000.

On December 18, 2009, we issued 7,040 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.85, for aggregate proceeds of $5,000.

On December 30, 2009, we issued 59,090 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.79, for aggregate proceeds of $39,000.

Each of the listed sales was exempt from registration in reliance upon Section 4(s) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering.  The offer and sale of such securities was made without general solicitation or advertising to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated  by the Securities Act.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

During 2009, we raised $1,859,822, million of cash proceeds from the unregistered sales listed above, all of which was used for working capital and general corporate purposes, including $454,000 for the payment of fees and interest on the Blue Crest Loan.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated, March 31, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern.  If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are committed to maintaining our leading position within the cardiovascular sector of the cell technology industry, delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues.  We work to prevent the worsening of any condition with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient's quality of life and reduce health care costs and hospitalizations.

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient's heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in October, 2009, showing a dramatic (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. We are planning, on the basis of these results, to ask the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150.. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.  Abroad, we are identifying centers where it is acceptable to use the Myocell treatment so that patients with this problem can have access to treatment.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), the first approval of a study combining gene and cell therapies. Work commenced on this study, called the REGEN trial, during the first quarter of 2010.  Based on the results of the trial, we intend to  either incorporate the combined treatment into the MARVEL trial, or  continue with the MARVEL trial based on the use of Myocell alone.

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

Intelligent Devices - Distribution Agreements

Effective as of April 3, 2008, we entered into a distribution agreement with RTX Healthcare A/S (Denmark) (“RTX”) pursuant to which we secured worldwide, non-exclusive distribution rights to the Bioheart 3370 Heart Failure Monitor, an interactive and simple-to-use at-home intelligent device designed specifically to improve available healthcare to patients outside hospitals who are suffering from heart failure. The device, manufactured by RTX, has 510(k) market clearance from the U.S. Food and Drug Administration for marketing in the United States and CE mark approval for marketing in Europe and other countries that follow this mark. The compact Bioheart 3370 Heart Failure Monitor engages patients through personalized daily interactions and questions, while collecting vital signs and transmitting the information directly into a database. The data are regularly monitored by a remotely located medical professional, who watches for any abnormal readings that may signal a change in the patient's health status. These changes are reported back to the treating physician. We do not have any minimum purchase commitment under the agreement.  However, the per unit purchase price payable by us is inversely related to the number of units we purchase per annum.  The distribution agreement has an initial term of two years and is subject to automatic renewal for additional one-year periods unless either party indicates an intent to terminate the agreement prior to the end of the then current term.  The distribution agreement may be terminated by either party upon the other party’s default.

The company has signed distribution agreements with Restoration Medical, McRay Medical, Alamo Scientific and Morey Medical. These distributors will assist Bioheart with introducing its Home Heart Failure Monitoring Systems to physicians and hospitals throughout the United States.  McRay Medical will distribute the systems in Northern California; Alamo Scientific will distribute in Texas, Louisiana and Arkansas; Morey Medical will distribute in Okalahoma and parts of Kansas; Restoration Medical will distribute the monitoring systems in the rest of the country.

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

Effective as of December 10, 2009, the Company entered into a distribution agreement with McRay Medical, LLC, pursuant to which McRay was granted exclusive rights to market and promote the Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers who purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company the Company will pay to McRay a set fee.  McRay is required to meet certain quarterly minimum purchase commitments under the agreement.  The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Effective as of October 22, 2009, the Company entered into a distribution agreement with Alamo Scientific, Inc. pursuant to which Alamo was granted exclusive rights to market and promote the Bioheart 3370-1 Heart Failure Monitor throughout a specific territory. In consideration for identifying purchasers who purchase or rent the Bioheart 3370-1 Heart Failure Monitor from the Company the Company will pay to Alamo a set fee.  Alamo is required to meet certain quarterly minimum purchase commitments under the agreement.  The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

Effective as of December 18, 2009, the Company entered into a distribution agreement with Restoration Medical Inc.  pursuant to which Restoration was granted exclusive rights to market the Bioheart 3370-1 Heart Failure Monitoring System throughout those territories not covered by Morey Medical, McRay Medical and Alamo Scientific.  In consideration for identifying purchasers who purchase or lease the Bioheart 3370-1 Heart Failure Monitoring System from the Company, the Company will pay to Restoration a set fee.  Restoration is required to meet certain quarterly minimum purchase commitments under the agreement.  The agreement has an initial term of one year and is subject to automatic renewal for additional one-year periods unless either party indicates intent to terminate the agreement no less than 60 days prior to the end of the then current term.

The heart failure monitors are reimbursed by Medicare to the home health companies. In 2009, reimbursement was added to the National Episode Rate for cardiac patients. The monitors in conjunction with the nurse’s visit are essential to the well being of chronic heart failure patients.  Care Plan Oversight (CPO) reimbursement also allows physicians to bill Medicare for their time overseeing the care of home care or hospice patients.

We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

Financial Operations Overview

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties, (ii) fees associated with our assignment to ACS of our rights relating to the primary patent covering MyoCath, or the Primary MyoCath Patent, (iii) revenues generated from paid registry trials, (iv) revenues from the sale of the TGI system (v) revenues generated for providing cell culturing services under  exclusive supply agreements.

We expect to generate revenue in 2010 from the sale of our intelligent devices. However, as our distribution network for our heart monitoring systems has recently been put into place, it is not possible to determine the level of revenue we will achieve from the sale of these devices. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, the purchase of heart monitoring system components, and the purchase of TGI system components.

Cost of sales was $205,014 in the twelve-month period ended December 31, 2009 compared to $10,962 in the twelve-months ended December 31, 2008.  The cost per catheter sold in the twelve-month periods ended December 31, 2009 and 2008 were approximately the same. However, a portion of the catheters sold in 2008 had no inventory cost as they had been written off in prior years.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2009, we incurred aggregate research and development costs of approximately $62.4million related to our product candidates. We estimate that at least $12.6 million and 32.7 million of these expenses relate to our preclinical and clinical development of MyoCell, respectively, and at least $1.8 million and $3.4 million of these expenses relate to our preclinical and clinical development of MyoCath, respectively.

During the third quarter 2009, the Company received notification that approximately $630K in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) were completed, however, the invoicing had not been received as of September 30, 2009.  As of December 31, 2009 of the $630k the Company still has an accrual of $543,000 for the completed contracts.

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

arm's length sales of our common stock;

•

the development status of our product candidates;

•

the business risks we face;

•

vesting restrictions imposed upon the equity awards;

•

an evaluation and benchmark of our competitors; and

•

the prospects of a liquidity event, such as our initial public offering in February 2008.

During 2009 and 2008, we recognized stock-based compensation expense of $132,609 and $1.7 million, respectively. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

Interest Expense

On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with current interest rates of 12.85% and 4.75%, respectively. Interest expense in 2009, 2008, and 2007 primarily consists of interest incurred on the principal amount of the BlueCrest Loan and the Bank of America Loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Results of Operations

We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2011 if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues

We recognized revenues of $359,800 in 2009 compared to revenues of $57,051 in 2008. Our revenue in 2009 was generated from the sale of MyoCath catheters and from sales of our TGI system.

Cost of Sales

Cost of sales was $205,014  in 2009 compared to $10,962 in 2008.   The manufacturing cost per catheter sold in the twelve month period ended December 31, 2009 and 2008 were approximately the same.

Research and Development

Research and development expenses were $2.5 million in 2009, a decrease of $3.7 million from research and development expenses of $6.2 million in 2008. The decrease was primarily attributable to a reduction in the amount of funds allocated to our MARVEL Trial.  In addition, we dispensed with an accrual of $3.0 million from 2007 as a result of the claim set forth in the litigation discussed in Item 3. Of the expenses incurred in 2009, approximately $567,000 related to our MARVEL Trial, approximately $576,000 related to pre-clinical, and approximately $685,000 related to advanced research and development projects.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.  See “- Existing Capital Resources and Future Capital Requirements” and Item 1A.  “Risk Factors - We will need to secure additional financing …”

Marketing, General and Administrative

Marketing, general and administrative expenses were $2.2 million in 2009, a decrease of $3.6 million from marketing, general and administrative expenses of $5.8 million in 2008. The decrease in marketing, general and administrative expenses is attributable, in part, to a decrease in stock-based compensation of approximately $1.5 million.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. Interest income was $21.00 in 2009 compared to interest income of $45,733 in 2008.The decrease in interest income was primarily attributable to lower cash balances and lower interest rates earned in 2009 compared to 2008.

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

Interest expense was $2.2 million in 2009 compared to interest expense of $2.4 million in 2008. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $1.2 million in 2009 and $1.2 million in 2008. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $800,000 in 2009 compared to $1.2 million in 2008.

Liquidity and Capital Resources

In 2009, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $2.0 million in 2009 as compared to $11.0  million of cash used in 2008.

Our use of cash for operations in 2009 reflected a net loss generated during the period of $3.8 million, adjusted for non-cash items such as stock-based compensation of $132,609, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $545,000, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $215,000 and warrants issued in exchange for services and in connection with settlement agreements totaling $296,000. A decrease in prepaid and other current assets of $738,000 and an increase in accounts payable of $810,095 contributed to our use of operating cash in 2009. The decrease in prepaid expenses and other current assets was due to the reimbursement of upfront payments under an agreement with the contract research organization that we are utilizing for the MARVEL Trial. Partially offsetting these uses of cash were decreases in accrued expenses of $1,510,555.

Our use of cash for operations in 2008 reflected a net loss generated during the period of $14.2 million, adjusted for non-cash items such as amortization of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $764,000, stock-based compensation of $1.3 million  and amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $442,000.  Our use of cash was partially tempered by the following items:

•

an increase in accrued expenses and deferred rent of $930,000; and

•

an decrease in accounts payable of $183,000.

Investing Activities

Net cash used in investing activities was $688.00 in 2009 as compared to $19,000 in 2008. All of the cash utilized in investing activities for 2009 and 2008 related to our acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $2.0 million in 2009 as compared to $5.6 million in 2008.

In 2009 we sold, in a private placement, shares of common stock and warrants for aggregate net cash proceeds of approximately $2.0 million.

Existing Capital Resources and Future Capital Requirements

Our MyoCell product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our MyoCell product candidate until 2011 if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the sale of our common stock and our incurrence of debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.

At December 31, 2009 we had cash and cash equivalents totaling $75,031 however, our working capital deficit as of such date was $12.6 million. Our independent registered public accounting firm has issued its report dated March 31, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of December 31, 2009, the Company did not have a deficiency or material weakness in our internal control over financial reporting.

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

On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009.  We have engaged a market maker for our common stock and our application for quotation of our common stock on the Over-The-Counter Bulletin Board was approved by FINRA.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item about our Executive Officers is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders expected to be held in July 2010 to be filed with the Commission pursuant to Regulation 14A.

Item 11.

Executive Compensation

The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.

Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan

10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28(11) 10.29 (20)	Form of Registration Rights Agreement for October 2008 Private Placement Master Services Agreement with Ascent Medical Product Development Centre Inc.
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
23.1*	Consent of Jewett, Schwartz, Wolfe & Associates
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009

(18)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009

(20) Incorporated by reference to the Company’s Currrent Registration Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By:	/s/ Karl E. Groth
Karl E. Groth, Ph.D. Chairman of the Board & Chief Executive Officer
Dated: March 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Karl E. Groth	Chairman of the Board & Chief Executive Officer	MARCH 31, 2010
Karl E. Groth, Ph.D.

/s/ Peggy A. Farley	Chief Operating & Financial Officer & Director	MARCH 31, 2010
Peggy A. Farley

/s/ Mark P. Borman	Director	MARCH 31, 2010
Mark Borman

/s/ Bruce C. Carson	Director	MARCH 31, 2010
Bruce C. Carson

/s/ William P. Murphy, Jr., M.D.	Director	MARCH 31, 2010
William P. Murphy, Jr., M.D.

/s/ Richard T. Spencer III	Director	MARCH 31, 2010
Richard T. Spencer III

/s/ Charles A. Hart	Director	MARCH 31, 2010
Charles A. Hart

/s/Lee A. Jones	Director	MARCH 31, 2010
Lee A. Jones

FORM 10-K -- ITEM 8

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008

F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2009

F-4

Consolidated Statement of Shareholders' (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2009

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2009

F-8

Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bioheart, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bioheart, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years period ended December 31, 2009 and 2008, and the period from August 12, 1999 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2009 and 2008, and the results of their consolidated operations and their cash flows for each of the two years period then ended December 31, 2009 and December 31, 2008 and the period from August 12, 1999 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns. In addition, as of December 31, 2009, the Company has a deficit accumulated during the development stage of approximating $100,000,000 and current liabilities exceed current assets by approximating $9,600,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

March 31, 2010

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Consolidated Balance Sheets

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$75,031	$50,091
Receivables	142,279	57,258
Inventory	199,914	395,034
Prepaid expenses and other current assets	25,729	723,882
Total current assets	442,953	1,226,265
Property and equipment, net	104,397	281,107
Deferred loan costs, net	1,250,106	278,945
Other assets	68,854	68,854
Total assets	$1,866,310	$1,855,171
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,911,893	$1,700,841
Accrued expenses	3,530,246	4,970,518
Deferred revenue	507,281	465,286
Notes payable — current	4,051,861	7,898,960
Total current liabilities	10,001,281	15,035,605
Deferred rent	857	11,141
Subordinated Related Party	3,000,000	—
Note payable — long term	2,276,543	1,044,472
Total liabilities	15,278,681	16,091,218
Commitments and contingencies
Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized as of December 31, 2009 and 2008; 20,035,684 and 15,739,196 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	20,036	15,739
Additional paid-in capital	87,196,374	82,532,746
Deficit accumulated during the development stage	(100,628,781)	(96,784,532)
Total shareholders’ deficit	(13,412,371)	(14,236,047)
Total liabilities and shareholders’ deficit	$1,866,310	$1,855,171

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)
Consolidated Statements of Operations

	Years Ended December 31,		Cumulative Period from August 12, 1999 (date of inception) to December 31,
	2009	2008	2009
Revenues	$359,800	$57,051	$1,144,673
Cost of sales	205,014	10,962	530,375
Gross profit	154,786	46,089	614,298

Development revenues	—	97,000	117,500

Expenses:
Research and development	2,491,189	6,166,777	65,358,573
Marketing, general and administrative	2,095,292	5,643,916	30,600,096
Depreciation and amortization	177,398	182,329	794,404
Total expenses	4,763,879	11,993,022	96,753,073
Loss from operations	(4,609,093)	(11,849,933)	(96,021,275)
Other Income (expenses):
Interest income	21	45,733	762,274
Interest expense	(2,235,177)	(2,400,725)	(8,369,780)
Reversal of Litigation Accrual	3,000,000	—	3,000,000
Total other income (expenses)	(464,844)	(2,354,992)	(4,607,506)
Loss before income taxes	(3,844,249)	(14,204,925)	(100,628,781)
Income taxes	—	—	—
Net loss	$(3,844,249)	$(14,204,925)	$(100,628,781)
Loss per share — basic and diluted	$(0.21)	$(0.97)
Weighted average shares outstanding — basic and diluted	17,947,210	14,593,387

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Consolidated Statement of Shareholders’ (Deficit) Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Subscription Receivable		Deficit Accumulated During the Development Stage	Total
Balance as of August 12, 1999 (date of inception)	—	$—	$—	$—		$—	$—	$—
Issuance of common stock	4,324,458	4,324	395,676	—		—	—	400,000
Stock-based compensation	—	—	98,000	(98,000)		—	—	—
Amortization of stock-based compensation	—	—	—	49,000		—	—	49,000
Net loss	—	—	—	—		—	(903,290)	(903,290)
Balance as of December 31, 1999	4,324,458	$4,324	$493,676	$(49,000)		$—	$(903,290)	$(454,290)
Issuance of common stock (net of issuance costs of $61,905)	1,493,575	1,494	9,607,201	—		—	—	9,608,695
Stock-based compensation	—	—	2,559,000	(2,559,000)		—	—	—
Fair value of warrants granted in exchange for licenses and intellectual property	—	—	5,220,000	—		—	—	5,220,000
Amortization of stock-based compensation	—	—	—	1,080,692		—	—	1,080,692
Contributed capital	—	—	1,050,000	—			—	1,050,000
Common stock issued in exchange for services	7,964	8	51,993	—		—	—	52,001
Net loss	—	—	—	—		—	(14,113,933)	(14,113,933)
Balance as of December 31, 2000	5,825,997	$5,826	$18,981,870	$(1,527,308)	$	$(15,017,223)	$2,443,165
Issuance of common stock (net of issuance costs of $98,996)	985,667	986	6,282,018	—		—	—	6,283,004
Stock-based compensation	—	—	779,000	(779,000)		—	—	—
Amortization of stock-based compensation	—	—	—	1,523,000		—	—	1,523,000
Conversion of contributed capital to common stock	81,084	81	(81)	—		(	—	—
Common stock issued in exchange for services	8,291	8	53,993	—		—	—	54,001
Net loss	—	—	—	—		—	(8,173,464)	(8,173,464)
Balance as of December 31, 2001	6,901,039	$6,901	$26,096,800	$(783,308)		$—	$(23,190,687)	$2,129,706
Issuance of common stock	1,092,883	1,093	7,075,105	—		—	—	7,076,198
Stock-based compensation	—	—	143,521	(143,521)		—	—	—
Amortization of stock-based compensation	—	—	—	613,083		—	—	613,083
Common stock issued in exchange for services	35,137	35	227,468	—		—	—	227,503
Net loss	—	—	—	—		—	(9,257,954)	(9,257,954)
Balance as of December 31, 2002	8,029,059	$8,029	$33,542,894	$(313,746)		$—	$(32,448,641)	$788,536
Issuance of common stock	561,701	562	3,181,712	—		—	—	3,182,274
Stock-based compensation	—	—	(155,893)	155,893		—	—	—
Amortization of stock-based compensation	—	—	—	79,371		—	—	79,371
Common stock issued in exchange for services	144,300	144	823,743	—		—	—	823,887
Net loss	—	—	—	—		—	(6,037,528)	(6,037,528)
Balance as of December 31, 2003	8,735,060	$8,735	$37,392,456	$(78,482)		$—	$(38,486,169)	$(1,163,460)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Consolidated Statement of Shareholders’ (Deficit) Equity – (Continued)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance as of December 31, 2003	8,735,060	$8,735	$37,392,456	$(78,482)	$—	$(38,486,169)	$(1,163,460)
Issuance of common stock	808,570	809	4,580,104	—	—	—	4,580,913
Stock-based compensation	—	—	637,858	(637,858)	—	—	—
Amortization of stock-based compensation	—	—	—	148,812	—	—	148,812
Common stock issued in exchange for services	17,004	17	96,314	—	—	—	96,331
Net loss	—	—	—	—	—	(5,519,151)	(5,519,151)
Balance as of December 31, 2004	9,560,634	$9,561	$42,706,732	$(567,528)	$—	$(44,005,320)	$(1,856,555)
Issuance of common stock (net of issuance costs of $32,507)	1,994,556	1,994	11,265,560	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	1,210	1	6,852	—	—	—	6,853
Stock-based compensation	—	—	1,566,147	(1,566,147)	—	—	—
Amortization of stock-based compensation	—	—	—	1,952,350	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	95,807	96	542,691	—	—	—	542,787
Net loss	—	—	—	—	—	(7,326,557)	(7,326,557)
Balance as of December 31, 2005	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123(R)	—	—	(181,325)	181,325	—	—	—
Issuance of common stock (net of issuance costs of $100,038)	1,069,699	1,069	8,123,623	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	47,657	48	3,294,381	—	—	—	3,294,429
Common stock issued in exchange for services	2,903	3	16,440	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	13,006	13	99,984	—	—	—	99,997
Warrants issued in exchange for licenses and intellectual property	—	—	144,867	—	—	—	144,867
Stock-based compensation	—	—	1,224,430	—	—	—	1,224,430
Net loss	—	—	—	—	—	(13,180,646)	(13,180,646)
Balance as of December 31, 2006	12,785,472	$12,785	$68,810,382	$—	$—	$(64,512,523)	$4,310,644
Issuance of common stock (net of issuance costs of $150,000)	529,432	530	3,920,186	—	—	—	3,920,716
Exercise of stock options	31,955	32	181,008	—	—	—	181,040
Warrants issued in connection with notes payable	—	—	3,139,639	—	—	—	3,139,639
Warrants issued in exchange for services	—	—	30,559	—	—	—	30,559
Warrants issued in exchange for licenses and intellectual property	—	—	48,289	—	—	—	48,289
Shares issued in connection with reverse stock split	279	—	—	—	—	—	—
Stock-based compensation	—	—	931,233	—	—	—	931,233
Net loss	—	—	—	—	—	(18,067,084)	(18,067,084)
Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$—	$—	$(82,579,607)	$(5,504,964)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Consolidated Statement of Shareholders’ (Deficit) Equity – (Continued)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance as of December 31, 2007	13,347,138	$13,347	$77,061,296	$—	$—	$(82,579,607)	$(5,504,964)
Initial public offering of common stock (net of offering costs of $4,327,171)	1,100,000	1,100	1,446,729	—	—	—	1,447,829
Issuance of common stock	1,230,280	1,230	2,117,275	—	—	—	2,118,505
Stock-based compensation	—	—	1,320,995	—	—	—	1,320,995
Warrants issued in exchange for services	—	—	251,850	—	—	—	251,850
Warrants issued in connection with notes payable	—	—	168,387	—	—	—	168,387
Warrant issued in connection with settlement agreement	—	—	87,200	—	—	—	87,200
Exercise of stock options	61,778	62	79,014	—	—	—	79,076
Net loss	—	—	—	—	—	(14,204,925)	(14,204,925)
Balance as of December 31, 2008	15,739,196	$15,739	$82,532,746	$—	$—	$(96,784,532)	$(14,236,047)
Issuance of common stock (net of issuance costs of $13,664)	2,680,230	2,682	1,857,140	—	—	—	1,859,822
Subscription receivable	85,090	85	59,451	—	(59,536)	—	—
Stock-based compensation	—	—	132,609	—	—	—	132,609
Common stock in exchage for services	45,000	45	45,855	—	—		45,900
Common stock issued in connection with the settlement of accounts payable	519,460	519	456,275		—		456,794
Common stock issued in connection with the issuance of notes payable	320,000	320	297,681	—	—	—	298,001
Common stock issued upon the conversion of notes payable	606,708	606	261,618	—	—	—	262,224
Warrants issued in connection with notes payable	—	—	1,580,575	—	—	—	1,580,575
Exercise of stock options	40,000	40	31,960	—	—	—	32,000
Net loss	—	—	—	—	—	(3,844,249)	(3.844,249)
Balance as of December 31, 2009	20,035,684	$20,036	$87,255,910	$—	$(59,536)	$(100,628,781)	$(13,412,371)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	Cumulative Period from August 12, 1999 (date of inception) to December 31, 2009
Cash flows from operating activities
Net loss	$(3,844,249)	$(14,204,925)	$(100,628,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation Accrual Reversal	(3,000,000)	—	(3,000,000)
Depreciation and amortization	177,398	182,329	794,404
Bad debt expense	—	—	165,000
Discount on convertible debt	262,224		262,224
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	545,070	763,631	3,716,378
Amortization of loan costs	214,581	442,201	1,143,321
Warrants issued in exchange for services	—	255,100	285,659
Equity instruments issued in connection with settlement agreement	—	87,200	3,381,629
Common stock issued in connection with accounts payable	242,722	—	242,722
Common stock issued in exchange for services	45,900	—	1,322,917
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable	7,758	—	7,758
Stock-based compensation	132,609	1,317,745	9,052,325
Change in assets and liabilities
Receivables	(85,020)	(4,616)	(142,278)
Inventory	195,119	(22,980)	(199,915)
Prepaid expenses and other current assets	698,153	(462,852)	(25,729)
Other assets	40,000	2,294	(28,854)
Accounts payable	810,095	(182,613)	2,501,241
Accrued expenses and deferred rent	1,489,445	930,457	6,848,890
Deferred revenue	41,995	(82,000)	507,282
Net cash used in operating activities	(2,026,200)	(10,979,029)	(68,280,654)
Cash flows from investing activities
Acquisitions of property and equipment	(688)	(18,930)	(898,800)
Net cash used in investing activities	(688)	(18,930)	(898,800)
Cash flows from financing activities
Proceeds from issuance of common stock, net	1,859,822	2,118,506	59,472,375
Proceeds from (payments for) initial public offering of common stock, net	—	4,236,652	1,447,829
Proceeds from subordinated related party note	3,000,000	—	3,000,000
Payment of note payable	(3,000,000)	—	(3,000,000)
Proceeds from exercise of stock options	32,000	79,076	292,116
Proceeds from notes payable	298,001	1,000,000	11,498,001
Repayment of notes payable	—	(1,671,112)	(2,256,568)
Payment of loan costs	(137,995)	(207,229)	(1,199,268)
Net cash provided by financing activities	2,051,828	5,555,893	69,254,485
Net increase (decrease) in cash and cash equivalents	24,940	(5,442,066)	75,031
Cash and cash equivalents, beginning of period	50,091	5,492,157	—
Cash and cash equivalents, end of period	$75,031	$50,091	$75,031
Disclosure of cash flow information
Interest paid	$387,540	$511,319	$1,244,654
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

1.

Organization and Summary of Significant Accounting Policies

Organization and Business

Bioheart, Inc. (the “Company”) is committed to maintaining our leading position within the cardiovascular sector of the cell technology industry delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues.  We work to prevent the worsening of any condition with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient's quality of life and reduce health care costs and hospitalizations.

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient's heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

The Company's pipeline includes multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose tissue-derived cell treatment for acute heart damage, and MyoCell® SDF-1, a therapy utilizing autologous cells that are genetically modified to express additional potentially therapeutic growth proteins. The Company was incorporated in Florida on August 12, 1999.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its effort to raising capital, research and development of products noted above, and developing markets for its products. Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities, issued by the Financial Accounting Standards Board (“FASB”).

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

On February 25, 2009, the Company received notification from The NASDAQ Stock Market of its determination to discontinue the Company’s NASDAQ listing effective February 27, 2009.  The Company engaged a market maker for its common stock and its application for quotation of the Company’s common stock on the Over-The-Counter Bulletin Board was approved by FINRA on May 13, 2009.

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company has no fair value items required to be disclosed

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from the sale of the TGI systems. As of December 31, 2009 and 2008, there was no allowance for doubtful accounts and no allowance for returns.

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

Inventory consisted of the following as of December 31,2009

	2009	2008

Finished product	$ 143,160	$ 338,280
Raw materials	56,754	56,754
Total inventory	$ 199,914	$ 395,034

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2008 primarily consisted of upfront payments under an agreement with the contract research organization that the Company was utilizing for its MARVEL clinical trial and

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

payments on corporate insurance policies. At December 31, 2008, prepaid expenses included approximately $416,000 in upfront payments to the contract research organization. These upfront payments were applied as payment toward the final invoices from the contract research organization at which time the amounts were expensed.  Unused amounts were  refunded to the Company upon completion of the services. There were no such upfront payments included in prepaid expenses at December 31, 2009.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. As of the date of these financial statements, the Company is not aware of any items or events that would cause it to adjust the recorded value of its long-lived assets for impairment.

Deferred Loan Costs

Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At December 31, 2009 and 2008, the Company had net deferred loan costs of $1,250,106 and $278,945, respectively. For the years ended December 31, 2009 and 2008, the Company recorded $1,029,635 and $1,205,832, respectively, of interest expense related to the amortization of deferred loan costs, which included $369,343 and $763.631, respectively, related to the fair value of warrants issued in connection with the loans.

Revenue Recognition

Since inception, the Company has not generated any material revenues from its MyoCell product candidate. In accordance with ASC Topic 605, formerly Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by ASC Topic 605, formerly SEC Staff Accounting Bulletin No. 104, Revenue Recognition, the Company’s revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.

Research and Development Expenses

The Company accounts for research and development expenditures, including payments to collaborative research partners, in accordance with ASC Topic 730, formerly SFAS No. 2, Accounting for Research and Development Costs. Accordingly, all research and development costs are charged to expense as incurred. The Company expenses amounts paid to obtain patents or acquire licenses as the ultimate recoverability of the amounts paid is uncertain.

Marketing Expense

The Company expenses the cost of marketing as incurred. Marketing expense was $438,917 and $347,151 for the years ended December 31, 2009 and 2008, respectively, and $6,591,293for the cumulative period from August 12, 1999 (date of inception) to December 31, 2009. Marketing expense for the cumulative period from August 12, 1999 (date of inception) to December 31, 2009 included approximately $3.5 million of stock-based compensation and related expenses related to equity instruments issued to a related party, Scott Bromley, a cousin of the former Chairman,

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

pursuant to a settlement agreement.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, formerly SFAS No. 109, Accounting for Income Taxes, as clarified by ASC Topic 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of ASC Topic 740, formerly FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by ASC Topic 450, formerly FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC Topic 740, formerly FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC Topic 740, formerly FIN No. 48, the Company did not recognize any change in the liability for unrecognized tax benefits.

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

Share-based awards granted subsequent to January 1, 2006 are valued using the fair value method and compensation expense is recognized on a straight-line basis over the vesting period of the awards. Beginning January 1, 2006, the Company also began recognizing compensation expense under ASC Topic 718, formerly SFAS No. 123R for the unvested portions of outstanding share-based awards previously granted under its stock option plans, over the periods these awards continue to vest.

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

The following information applies to the repricing which occurred as of October 8, 2009.

Original Exercise Price	New Exercise Price	Number of shares underlying Options

$1.28……	$0.71	61,778
$4.11……	$0.71	10,000
$5.67……	$0.71	409,144
$7.69……	$0.71	12,851
$8.47……	$0.71	38,163
		531,936

Of those options listed above, 61,778 expired in December 2009 without having been exercised.

Loss Per Share

Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with ASC Topic 260, formerly SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 9,474,488 and 5,230,637 shares of common stock at December 31, 2009 and 2008 respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.

Recent Accounting Updates

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These chang es and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. This standard became effective for the Compan y beginning in the fourth quarter of 2009. The Company’s adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the third quarter of 2009, in accordance with the effective date.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We believe adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

Reclassifications

Beginning in 2008, the Company presented development revenues, primarily from paid registry trials, as a separate line item in its statement of operations.

For the twelve month period ended December 31, 2009, the Company recognized a net $132,609 in stock based compensation expense. This amount consisted of $153,688 in stock-based compensation that was included in research and development expenses, which was offset by a net reversal of $21,079 of previously recognized stock-based compensation that was included in marketing, general and administrative expenses. For the twelve-month period ended December 31, 2008, the Company recognized $1,660,045 in stock-based compensation costs of which approximately $185,421 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R. At December 31, 2009, the Company had approximately $156,000 of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.

2.

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $100.6 million as of December 31, 2009 In addition, as of December 31, 2009,the Company’s current liabilities exceed current assets by $12.6 million. Current liabilities include notes payable of $7.1 million. While, subsequent to December 31, 2009,the Company received cash proceeds of approximately $395,264 in a series of private placements, this will not provide sufficient cash to support the Company’s operations through December 2010. The Company will need to secure additional sources of capital by the end of April 2010 to develop its business and product candidates as planned.

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

Due to the Company’s financial condition, the report of the Company’s independent registered public accounting firm on the Company’s December 31, 2009 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various patents to be used in connection with the MyoCell SDF-1 product candidate.  Our MyoCell SDF-1 product candidate, which has recently completed preclinical testing, is intended to be an improvement to MyoCell. In February 2006, we signed a patent licensing agreement with the Cleveland Clinic of Cleveland, Ohio which gave us exclusive license rights to pending patent applications in connection with MyoCell SDF-1. Dr. Marc Penn, the Medical Director of the Cardiac Intensive Care Unit at the Cleveland Clinic and a staff cardiologist in the Departments of Cardiovascular Medicine and Cell Biology, joined our Scientific Advisory Board. The license for SDF-1 was passed on to a Cleveland Clinic affiliate, Juventas, in July of 2009.  Bioheart has a memorandum of understanding with Juventas pursuant to which the license with Bioheart will be reinstated upon completion of certain financial milestones.

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

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN trial.  Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”).  The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D. and Peggy A. Farley, who are, respectively, the Chief Executive Officer and the Chief Operating Officer of the Company.

4.

Property and Equipment

Property and equipment as of December 31 is summarized as follows:

	2009	2008
Laboratory and medical equipment	$ 352,358	$ 352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	52,793
Leasehold improvements	362,046	362,046
	898,801	898,113
Less accumulated depreciation and amortization	(794,404)	(617,006)
	$ 104,397	$ 281,107

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

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

5.

Accrued Expenses

Accrued expenses consisted of the following as of December 31:

	2009	2008
License and royalty fees	$ 880,000	$ 3,670,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America, including fees and interest	1,745,745	926,628
Interest payable on notes payable	248,586	262,950
Other	655,915	110,940
	$ 3,530,246	$ 4,970,518

6.

Notes Payable

Notes payable were comprised of the following as of December 31:

	2009	2008
Bank of America note payable. Terms described below.	$ 2,000,000	$ 5,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	2,943,432	2,943,432
Short-term note payable. Terms described below.	4,384,972	1,000,000
	9,328,404	8,943,432
Less current portion.	(4,051,861)	(7,898,960)
Notes payable – long term.	$ 5,276,543	$ 1,044,472

Notes payable at December 31, 2009 mature as follows:

2010	$ 666,889
2011	1,468,716
2012	7,192,799
$9,328,404

Bank of America Note Payable

On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the annual rate of the prime rate plus 1.5%. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009.  As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $75,000. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000.  Effective July 6, 2009, Bank of America agreed to extend the maturity of the loan until January 5, 2010. As consideration for this extension of the maturity date of the loan, the

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

Company paid Bank of America a fee of $25,000. Effective January 5, 2010, Bank of America agreed to extend the maturity of the loan until July 6, 2010. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $25,000.  Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.

The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer and his spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer and his spouse, these guarantees are limited to the collateral each provided to the lender.

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

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

In October 2007, the Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the former Company's Chairman, Chief Executive Officer and Chief Technology Officer and his spouse fully replaced the collateral provided by one of the original Guarantors. The Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse have now personally guaranteed an aggregate of $3.3 million of the loan. The Company's agreement with the Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse with respect to the additional collateral is substantially similar to the Company's agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse, a warrant to purchase 81,547 shares of the Company's common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.

As a result of this replacement of the collateral originally provided by one of the original Guarantors in October 2007, the unamortized fair value of the warrant to purchase 81,548 shares of the Company's common stock at an exercise price of $7.69 per share issued to that Guarantor was recorded as interest expense in October 2007. In October 2007, the Company cancelled the warrant previously issued to such original Guarantor, which warrant included the adjustment provisions discussed above, and, in exchange, issued to them a warrant to purchase 101,934 shares of the Company's common stock at an exercise price of $7.69 per share, which new warrant does not contain the adjustment provisions discussed above. The additional 20,386 warrant shares had an aggregate fair value of $128,228, which was accounted for as additional paid in capital and immediately recorded as interest expense.

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

The amount of interest expense on the principal amount of the loan for the years ended December 31, 2009 and 2008 totaled approximately $127,000 and $336,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the years ended December 31, 2009 and 2008 totaled approximately $524,000 and $315,000, respectively.  Interest due on the principal amount of the loan has been paid by the Guarantors. As of December 31, 2009 and 2008, that amount totaled approximately $692,000 and $432,000, respectively, and was included in accrued expenses at those dates.

In March 2009, the Company’s former Chairman and his former spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company now owes this $3.0 million to the Company's former Chairman and his former spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount will also accrue interest at an annual rate of the prime rate plus 5.0%.

In March of  2010, one of the Guarantors paid directly to Bank of America the $672,000 of the loan that he had

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants.  With his acceptance of the restricted common stock and warrants, the former Guarantor owns 8% of the Company.

Thus, the outstanding obligation to Bank of America was reduced to $1.3 million plus interest.

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

The amount of interest expense on the principal amount of the BlueCrest Loan for the years ended December 31, 2009 and 2008 totaled approximately $378,000 and $479,000, respectively.

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

In connection with that Amendment the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and  paid a fee of $29,435.

Effective December 31, 2009, the Company and BlueCrest entered into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until July 1, 2010, at which time monthly principal and interest payments of $139,728.82 will commence.

In connection with that Amendment, the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and paid a fee of $20,000.  The Company also provided BlueCrest with a lien on its Intellectual Property.

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

The amount of interest expense on the principal amount of the loan for the year ended December 31, 2009 was approximately $187,000.  The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.

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

In November 2009, the Company amended its facility lease to eliminate excess space. The amendment for the additional space contains terms similar to the terms of the existing facility lease, including escalation clauses.

In February 2010, the Company amended its facility lease to extend the term of the lease until January 2013.

Approximate annual future minimum lease obligations under noncancelable operating lease agreements as of December 31, 2009 are as follows:

Year ending December 31,
2010	$ 79,921
2011	81,213
2012	83,650
2013	14,009
Total	$ 258,793

Rent expense was $178,487 and $219,349 for the years ended December 31, 2009 and 2008, respectively and $1,623,350 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2009.

During 2005, the Company was provided with a tenant improvement allowance of $60,150 towards its improvements. Pursuant to ASC Topic 840, formerly SFAS No. 13, Accounting for Leases, and ASC Topic 840, formerly FASB Technical Bulletin 88-1, Issues Related to Accounting for Leases, the Company has recorded the tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to rent expense over the remaining life of the original lease.

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

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

  William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2009 and $200,000 for 2008. This minimum royalty threshold will remain $200,000 for 2010 and thereafter. As of December 31, 2009, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2009 and 2008, the Company’s liability under this agreement was $880,000 and $670,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. In 2009, 2008 and for the cumulative period from August 12, 1999 (date of inception) to December 31, 2009, the Company incurred expenses of $210,000, $210,000 and $880,000, respectively.

Approximate annual future minimum obligations under this agreement as of December 31, 2009 are as follows:

Year Ending December 31,
2010	210,000
2011	210,000
2012	210,000
2013	210,000
2014 — 2015	420,000
Total	$ 1,260,000

Contingency

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2009 or 2008.

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

A notice of appeal was to have been filed by November 16, 2009, by Dr. Law.  The appeal was not filed.  Any accrual made prior to November 16, 2009, to accommodate a judgment in favor of Dr. Law has been reversed.

Other

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2009, the amount of ultimate liability with respect to such matters, if any, in excess of

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

applicable insurance coverage, is not likely to have a material impact on the Company's business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

9.

Related Party Transactions

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

A cousin of the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer was  an officer of the Company from August 12, 1999 until December 11, 2009. The amounts paid to this individual as salary and bonus in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008 was $11,000, $130,000, $130,000 and $1,007,752, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $23,335, $18,230, $10,769 and $457,967,respectively, in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2009. The position occupied by this individual was terminated.

On August 24, 2006, the Company entered into an agreement, or the Settlement Agreement, with the same officer of the Company that is the cousin of the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer. Prior to entering into the Settlement Agreement, certain disputes had arisen between the officer and the Company as to the number of stock options awarded to the officer and the amount of unpaid salary and other compensation owed to the officer since he commenced his employment with the Company in December 1999. The shares, options and warrants granted to the officer pursuant to the Settlement Agreement were issued to settle the disputed items and in consideration for the officer’s release of any claims he may have against the Company related to or arising from his employment or any compensation owed to him.

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

Upon termination of his position, the officer requested and received permission to sell the 47,658 shares of the company’s stock that had been awarded to him.  On December 8, 2009, the company was informed by the officer that all of these shares had been sold.  In addition, the officer elected not to exercise certain of his options that expired on December 24, 2009.  The officer, in accordance with Company policy, was required to exercise his remaining options within 90 days of the termination of his position on December 11, 2009.  The officer did not exercise his remaining options by March 11, the 90th day.

The former sister-in-law of the Company’s former Chairman is an officer of the Company. The amount paid to this individual as salary and bonus in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2009 was $77,165, $86,209, $87,664 and $431,380, respectively.

In 2007, the Company entered into a research agreement with an affiliate of two members of the Company’s Board of Directors., pursuant to which the Company agreed to pay an aggregate fee of $150,000 for the research services contracted for. The Company paid $75,000 of this fee in 2007, $10,000 of this fee in 2008, and the balance was paid with options in 2009.  In 2010, the Company entered into another research agreement with this affiliate, with funding for the project emanating from venture capital funds controlled by the same two board members.  In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. are being issued a total of 1,044, 451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued.

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

In December 2009, the Company also sold, in a private placement an aggregate of 255,830 shares of its common stock and warrants (the “Warrants”) to purchase 76,749 shares of its common stock for aggregate gross cash proceeds of approximately $188,996.  The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.89 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In 2009, the Company also sold, in a private placement initiated in 2008, an aggregate of 2,509,480 shares of its common stock and warrants (the “Warrants”) to purchase 752,844 shares of its common stock for aggregate gross cash proceeds of approximately $1,74  million.  The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.83 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $17,856 and warrants to purchase 26,592 shares of common stock at a weighted average exercise price of $0.89 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. The 2008 PIPE was closed on October 31, 2009, with total capital raised of $3,887,032.

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

In 2004, the Company sold 808,570 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,854 shares to various vendors in exchange for services valued at $10,500. The Company also issued 15,150 shares to the Company's Chairman of the Board as compensation for services valued at $85,830.

In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company's former Chairman of the Board and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization.

After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to various investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company's former Chairman of the Board as compensation for services provided to the Company during 2003 and 2002.

In 2002, the Company sold 1,092,883 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 35,137 shares to various vendors in exchange for services valued at $227,503.

In 2001, the Company sold 985,668 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 8,291 shares to various vendors in exchange for services valued at $54,001 and issued 81,084 shares to the Company's Chairman of the Board as compensation for services provided to the Company during 2001.

In 2000, the Company sold 1,493,575 shares of common stock at a price of $6.47 per share to various investors. Of the 1,493,575 shares sold in 2000, payment on 77,222 of these shares was not received until January 2001. The Company also issued 7,964 shares to various vendors in exchange for services valued at $52,001.

In 1999, the Company's former Chairman of the Board and founding shareholder contributed $400,000 to the Company in exchange for 4,324,458 shares of common stock.

Former Chairman of the Board Paid in and Contributed Capital

In 2006, the Company's former Chairman of the Board was issued 2,903 shares of the Company's common stock at a price of $5.67 per share in exchange for $16,443 of services provided during the year.

In 2005, the Company's former Chairman of the Board was issued 95,807 shares of the Company's common stock at a price of $5.67 per share in exchange for $542,787 of debt due to travel and other related expenses advanced by the Company's Chairman of the Board during the previous three years.

The Company's former Chairman of the Board elected not to receive salary payments of $85,830, $130,000 and $250,000 for services provided to the Company during 2004, 2003 and 2002, respectively. Such amounts were converted into 15,150, 22,946 and 44,127 shares of the Company's common stock at a price of $5.67 per share on December 31, 2004 and 2003, respectively, where the 2003 and 2002 shares were both issued in 2003.

In 2001, the Company's former Chairman of the Board also elected not to receive a salary payment or a stock conversion of $250,000 for services provided during 2001.

In 2000, the Company's former Chairman of the Board contributed $800,000 to the Company and elected not to receive payment for $250,000 of salary related to services provided to the Company during 2000. Such amounts were recorded as contributed capital during 2000. On June 28, 2001, the Company's Board of Directors approved the conversion of this contributed capital and salary deferral into 81,084 shares of the Company's common stock at a price of $12.94 per share.

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

In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In 2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the Stock Option Plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, vesting provisions and contractual term of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. On February 24, 2010, by way of a written consent, the Company’s Board of Directors amended the Directors and Consultants 1999 Stock Option Plan to extend the termination date of the Plan to December 1, 2011. As of December 31, 2009, 953,315 shares remain available for issuance under the Stock Option Plans.

A summary of options at December 31, 2009 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2009	2,279,619	$5.11
Granted	615,499	$0.56
Exercised	(195,125)	$0.16
Forfeited	(580,562)	$2.90
Options outstanding at December 31, 2009	2,119,431	$3.28	5.4	$20,539
Options exercisable at December 31, 2009	1,788,317	$3.69	4.7	$16,021
Available for grant at December 31, 2009	5,953,315

(1)

The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at December 31, 2009.

The weighted average fair value of options granted in 2009 and 2008 was $0.66 and $2.08 per share, respectively. The total intrinsic value of options exercised in 2009 was $5,845. Options exercised in 2008 had a total intrinsic value of $104,405.

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

For the twelve month period ended December 31, 2009, the Company recognized a net $132,609 in stock based compensation expense. This amount consisted of $153,688 in stock-based compensation that was included in research and development expenses, which was offset by a net reversal of $21,079 of previously recognized stock-based compensation that was included in marketing, general and administrative expenses.. For the year ended December 31, 2008, the Company recognized $1,660,045 in stock-based compensation costs of which approximately $185,000 represented research and development expense and the remaining amount was marketing, general and administrative expense. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R. At December 31, 2009, the Company had approximately $156,000 of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.

The following information applies to options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.71 – $1.28	1,028,883	6.3	$0.84	714,644	$0.85
$2.83 – $4.11	41,701	0.1	$2.83	41,701	$2.83
$5.25 – $5.67	1,002,479	4.6	$5.58	985,604	$5.59
$7.69	39,572	6.7	$7.69	39,572	$7.69
$8.47	6,796	7.3	$8.47	6,796	$8.47
	2,119,431	5.4	$3.28	1,788,317	$3.69

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

For the years ended December 31, 2009 and 2008, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the year ended December 31,
	2009	2008
Expected dividend yield	00.0%	00.0%
Expected price volatility	139%	75.0%
Risk free interest rate	2.44%	3.2%
Expected life of options in years	5.8	5.3

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

Expected life of options in years	5.8	5.3

Between January 1, 2010 and March 19, 2010, the Company issued options to purchase an aggregate of 750,426 shares of its common stock at a weighted average exercise price of $0.35 per share. These options consisted of the following:

•

stock options to purchase an aggregate of 307,692 shares of common stock at an exercise price of $0.001 per share issued to a related party as discussed in Note 9. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•

stock options to purchase an aggregate of 59,320 shares of common stock at an exercise price of $0.001 per share issued to Consultants. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•

stock options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.68 per share issued to certain members of the Company’s Board of Directors. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•

Stock options to purchase an aggregate of 133,414 shares of common stock at an exercise price of $0.68 per share issued to employees. The options vest in 4 equal annual installments, commencing one month after the date of grant, and will expire on the tenth anniversary of the issuance date.

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

The following information applies to the repricing which occurred as of October 8, 2009.

Original Exercise Price	New Exercise Price	Number of shares underlying Options
$1.28......	$0.71	61,778
$4.11......	$0.71	10,000
$5.67......	$0.71	409,144
$7.69......	$0.71	12,851
$8.47......	$0.71	38,163
		531,936

Of those options listed above, 61,778 expired in December 2009 without having been exercised.

Stock Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at December 31, 2009 and activity during the year then ended is presented below:

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,951,018	$6.65
Issued	4,601,677	$0.65
Exercised	173,638	$0.53
Forfeited	24,000	$0.61
Outstanding at December 31, 2009	7,355,057	$3.06	9.4	$511,981
Exercisable at December 31, 2009	4,428,323	$2.15	7.5	$472,250

•

In 2009, the Company issued warrants in a private placement to purchase an aggregate of 856,188 shares of its common stock, as discussed in Note 10. Excluding the aforementioned warrants, the weighted average fair value of warrants issued in 2009 was $0.60 per share. The weighted average fair value of warrants issued in 2008 was $2.23 per share.

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

For the years ended December 31, 2009 and 2008, the fair value of warrants issued in transactions that resulted in the recognition of expense, was estimated on the date of issuance using the following weighted-average assumptions.

	For the year ended December 31,
	2009	2008
Expected dividend yield	00.0%	00.0%
Expected price volatility	1.0%	75.0%
Risk free interest rate	2.8%	3.4%
Expected life of options in years	10.0	6.4

The following information applies to warrants outstanding and exercisable at December 31, 2009:

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.52 – $0.68	3,018,626	8.6	$0.58	2,909,663	$0.58
$0.70 – $1.89	1,370,136	1.0	$0.36	117,092	$0.86
$1.90 – $2.60	413,686	1.8	$2.08	393,409	$2.08
$3.60 – $4.93	105,000	3.7	$4.87	105,000	$4.87
$5.67 – $7.69	2,447,609	13.2	$7.47	903,159	$7.09
	7,355,057	8.3	$2.98	4,428,323	$2.15

Between January 1, 2010 and March 19, 2010, the Company issued warrants to purchase an aggregate of 294,015 shares of its common stock at a weighted average exercise price of $0.68 per share. These warrants consisted of the following:

•

Warrants to purchase 294,015 shares of common stock at an exercise price of $0.64 to $0.79. These warrants were issued in connection with private placement discussed in Note 16.  The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

12.

Deferred Compensation

Through December 31, 2005, the Company granted stock options to various consultants and advisory board members. For accounting purposes, the measurement date for these options is when the counterparty’s performance is complete and, therefore, these options are required to be remeasured as of each balance sheet date. The Company determined the fair value of the options using the Black-Scholes valuation model in accordance with ASC Topic 718, formerly SFAS No. 123. Through December 31, 2005, such amount was recorded as deferred compensation and was being amortized over the vesting period of the related options, which is generally three years. Effective January 1, 2006, upon the adoption of ASC Topic 718, formerly SFAS No. 123R, the amount of deferred compensation was reclassified to additional paid-in capital.

13.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Stock-based compensation and others	$5,518,516	$5,436,000
Net operating loss carry forward	32,303,632	30,944,000
Total deferred tax assets	37,822,148	36,380,000
Valuation allowance for deferred tax assets	(37,822,148)	(36,380,000)
Net deferred tax assets	$—	$—

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

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $37,822,148 as of December 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2009 was approximately $1,442,636. The effective tax rate of 0% differs from the statutory rate of 35% for all periods presented due primarily to the valuation allowance.

As of December 31, 2009 and 2008, the Company had federal income tax net operating loss carry forwards of approximately $85,845,422 and $82,232,000, respectively. The operating loss carry forwards will expire beginning in 2019.

14.

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2009 and 2008, the Company issued warrants in connection with notes payable with an aggregate fair value of $1,580,575 and $168,387, respectively.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Revenues	$ 109,090	$ 97,795	$ 17,250	$ 135,665
Gross profit	59,793	34,311	6,317	54,365
Development revenue	---	---	---	—
Net loss	(1,816,420)	(1,676,199)	(2,238,621)	1,886,991
Loss per share – basic and diluted	$ (0.11)	$ (0.10)	$ (0.13)	$ 0.12
Weighted average shares outstanding – basic and diluted	15,931,615	17,260,868	16,618,813	16,108,633

2008
Revenues	$ 25,995	$ 16,786	$ 6,990	$ 7,280
Gross profit	22,870	12,265	3,674	7,280
Development revenue	61,500	15,000	20,500	—
Net loss	(3,291,048)	(3,861,351)	(4,405,756)	(2,646,770)
Loss per share – basic and diluted	$ (0.24)	$ (0.27)	$ (0.30)	$ (0.17)
Weighted average shares outstanding – basic and diluted	13,854,830	14,447,138	14,459,897	15,602,064

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

16.

Subsequent Events

Private Placement – Common Stock and Warrants

In January 2010, the Company sold, in a private placement, an aggregate of 162,460 shares of the Company’s common stock and warrants to purchase 48,738 shares of the Company’s common stock for aggregate gross cash proceeds of $105,964.   The warrants are (i) exercisable solely for cash at an exercise price of $0.71 to $0.79 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In February 2010, the Company sold, in a private placement, an aggregate of 260,050 shares of the Company’s common stock and warrants to purchase 78,015 shares of the Company’s common stock for aggregate gross cash proceeds of $149,441.  The warrants are (i) exercisable solely for cash at an exercise price of $0.68 to $0.70 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

As of March 17, 2010, the Company sold, in a private placement, an aggregate of 2,027,890 shares of the Company’s common stock and warrants to purchase 608,367 shares of the Company’s common stock for aggregate gross cash proceeds of $199,191.  The warrants are (i) exercisable solely for cash at an exercise price of $0.64 to $0.65 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Related Party Transactions

In February 2010, the Company sold to four members of the Board of Directors, in a private placement, an aggregate of 121,450 shares of the Company’s common stock and warrants to purchase 36,435 shares of the Company’s common stock for aggregate gross cash proceeds of $70,441.

In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. are being issued a total of 1, 044, 451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued.

On March 11, 2010, the options owned by the cousin of the former Chairman expired unexercised.  These have been returned to the options pool.

On March 23, 2010, the Company announced that it would establish five Centers of Excellence for treatment of cardiovascular disease in Latin America and South America.  The first Center is Regenerative Medicine Institute of Tijuana, Mexico, a leading treatment center.  These Centers will offer treatment for cardiovascular issues using Bioheart’s cell therapies.

Mr. and Mrs. Howard J. Leonhardt filed divorce papers, with an effective date of February 25, 2010.  Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them.  As a result, Howard Leonhardt’s common shares are now reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with Brenda Leonhardt assuming ownership of the same number of common shares and percentage shareholding of the Company.  Their commonly owned loan and related interest, as of

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries

(A development stage enterprise)

Notes to Consolidated Financial Statements – (Continued)

March 29, 2010, $4,140,201 has been equally split. Howard Leonhardt, on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the former chairman of the Company, currently the Chief Scientific and Technology Officer, holds 6,171,260 common shares, 13,189 options, 1,244,177 warrants, and approximately 24 percentage of the Company.

Other

On February 24, 2010, by way of a written consent, the Company’s Board of Directors amended the Directors and Consultants 1999 Stock Option Plan to extend the termination date of the Plan to December 1, 2011.

On February 10, 2010, the Board of Directors asked Peggy A. Farley to serve as Chief Financial Officer in addition to serving as Chief Operating Officer and asked Mark P. Borman to serve as Chairman of the Audit Committee.  Both agreed. The change enabled increased autonomy between executive management and the Audit Committee.

In March of 2010, one of the Guarantors paid directly to Bank of America the $672,000 of the loan that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants.  With his acceptance of the restricted common stock and warrants, the former Guarantor owns 8% of the Company.

Thus, the outstanding obligation to Bank of America was reduced to $1.3 million plus interest.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

23.1	Consent of Jewett, Schwartz, Wolfe & Associates
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4.12	Directors and Consultants 1999 Stock Option Plan as amended February 24, 2010