Form 10-Q
period 2010-03-31
BIOHEART, INC.
filed 2010-05-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 31, 2010 there were 25,966,366 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

1) Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009

2) Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009 (unaudited)

3) Consolidated Statement of Shareholders’ Deficit for the three-month period ended March 31, 2010 (unaudited)

4) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2010 and 2009 (unaudited)

5) Notes to Consolidated Interim Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$49,312	$75,031
Receivables	156,780	142,279
Inventory	168,851	199,914
Prepaid expenses and other current assets	6,786	25,729
Total current assets	381,729	442,953
Property and equipment, net	81,284	104,397
Deferred loan costs, net	1,556,525	1,250,106
Other assets	68,854	68,854
Total assets	$2,088,392	$1,866,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,949,682	$1,911,893
Accrued expenses and other current liabilities	2,976,344	3,530,246
Deferred revenue	507,281	507,281
Notes payable — current	3,735,032	4,051,861
Total current liabilities	9,168,339	10,001,281
Deferred rent	—	857
Subordinated related party loan	1,500,000	3,000,000
Note payable — long term	1,926,772	2,276,543
Total liabilities	12,595,111	15,278,681

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 25,966,366 and 20,035,684 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	25,923	20,036
Additional paid-in capital	91,630,079	87,196,374
Deficit accumulated during the development stage	(102,162,721)	(100,628,781)
Total shareholders’ deficit	(10,506,719)	(13,412,371)
Total liabilities and shareholders’ deficit	$2,088,392	$1,866,310

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Operations

	For the Three-Month Period Ended March 31,		Cumulative Period from August 12, 1999 (date of inception) to March 31,
	2010	2009	2010
	(Unaudited)		(Unaudited)
Revenues	$29,794	$109,090	$1,174,467
Cost of sales	14,404	49,297	544,779
Gross profit	15,390	59,793	629,688
Development revenues	—	—	117,500
Expenses:
Research and development	415,856	626,363	65,774,429
Marketing, general and administrative	427,252	646,882	31,027,348
Depreciation and amortization	23,113	45,296	817,517
Total expenses	866,221	1,318,541	97,619,294
Loss from operations	(850,831)	(1,258,748)	(96,872,106)
Interest income	1	10	762,275
Interest expense	(683,110)	(557,682)	(9,052,890)
Reversal of Litigation Accrual	—	—	3,000,000
Net interest expense	(683,109)	(557,672)	(5,290,615)
Loss before income taxes	(1,533,940)	(1,816,420)	(102,162,721)
Income taxes	—	—	—
Net loss	$(1,533,940)	$(1,816,420)	$(102,162,721)
Loss per share — basic and diluted	$(0.07)	$(0.11)
Weighted average shares outstanding — basic and diluted	21,115,148	15,931,615

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance as of December 31, 2009	20,035,684	$20,036	$87,255,910	(59,536)	$(100,628,781)	$(13,412,371)
Stock-based compensation	—	—	47,298	—	—	47,298
Common stock issued in settlement of accounts payable	52,302	16	34,031	—	—	34,047
Issuance of warrants in connection with notes payable	—	—	687,677	—	—	687,677
Issuance of common stock (net of issuance costs of $2,950)	769,240	769	437,370	59,536	—	497,675
Common stock issued in exchange for services	314,710	308	207,217	—	—	207,525
Common stock issued in connection with Bank of America loan guarantors payment	4,794,430	4,794	2,960,576	—	—	2,965,370
Net loss	—	—	—	—	(1,533,940)	(1,533,940)
Balance as of March 31, 2010	25,966,366	$25,923	$91,630,079	—	$(102,162,721)	$(10,506,719)

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Cash Flows

	For the Three-Month Period Ended March 31,		Cumulative Period from August 12, 1999 (date of inception) to March 31,
	2010	2009	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(1,533,940)	$(1,816,420)	$(102,162,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,113	45,296	817,517
Bad debt expense	—	—	165,000
Discount on convertible debt		200,000	262,224
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	354,234	37,725	4,070,612
Amortization of loan costs	27,024	39,247	1,170,345
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with settlement agreement		—	3,381,629
Equity instruments issued in connection with R & D agreement	203,077		203,077
Common stock issued in exchange for services		45,900	1,322,917
Common stock issued in connection with amounts due to Bank of America loan guarantors	69,159	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Common stock issued in connection with accounts payable	38,172	—	280,894
Warrants issued in connection with accounts payable		—	7,758
Stock-based compensation	47,298	(95,047)	9,099,623
Changes in assets and liabilities
Receivables	(14,501)	(5,234)	(156,779)
Inventory	31,063	57,447	(168,852)
Prepaid expenses and other current assets	18,943	411,135	(6,786)
Other assets		40,000	(28,854)
Accounts payable	37,789	494,064	2,539,029
Accrued expenses and deferred rent	194,852	444,869	4,043,742
Deferred revenue			507,282
Net cash used in operating activities	(503,717)	(101,018)	(68,784,371)
Cash flows from investing activities
Acquisitions of property and equipment	—	—	(898,800)
Net cash used in investing activities	—	—	(898,800)
Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from private placements of common stock, net	497,999	—	59,970,374
Proceeds from exercise of stock options	—	32,000	292,116
Proceeds from notes payable	—	190,000	11,498,001
Proceeds from subordinated related party loan	—	3,000,000	3,000,000
Payment of notes payable		(3,000,000)	(3,000,000)
Prepayment of notes payable	—	—	(2,256,568)
Payment of loan costs	(20,000)	—	(1,219,268)
Net cash provided by financing activities	477,999	222,000	69,732,484
Net increase (decrease) in cash and cash equivalents	(25,718)	120,982	49,312
Cash and cash equivalents, beginning of period	75,031	50,091	—
Cash and cash equivalents, end of period	$49,312	$171,073	$49,312

Disclosures of cash flow information:
Interest paid	$96,653	$3,429	$1,341,307
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Bioheart, Inc. (the “Company”) is committed to maintaining our leading position within the cardiovascular sector of the cell technology industry delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. We work to prevent the worsening of any condition with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient’s quality of life and reduce health care costs and hospitalizations.

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

In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the company as of March 31, 2010 and 2009 and its cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations and cash flows for the three month period ended in March 31, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2010.

The accompanying unaudited consolidated interim financial statements included the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Inventory consisted of the following as of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
Finished product	$112,097	$143,160
Raw materials	56,754	56,754
Total inventory	$168,851	$199,914

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2010 consisted principally of prepaid insurance.

Deferred Loan Costs

Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At March 31, 2010 and December 31, 2009 , the Company had net deferred loan costs of $1,556,525 and $1,250,106, respectively. For the three months ended March 31, 2010 and for the three months ended March 31, 2009, the Company recorded $381,259 and $276,973, respectively, of interest expense related to the amortization of deferred loan costs, which included $354,234 and $237,726, respectively, related to the fair value of warrants issued in connection with the loans.

Stock Options and Warrants

On January 1, 2006, the Company adopted the provisions of ASC Topic 718, formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified prospective transition method. ASC Topic 718, formerly SFAS No. 123R, requires the Company to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under ASC Topic 718, formerly SFAS No. 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

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
		531,936

Of those options listed above, 61,778 expired in December 2009 without having been exercised and 334,891 expired in March 2010 without having been exercised.

On February 24, 2010, by way of a written consent, the Company’s Board of Directors amended the Directors and Consultants 1999 Stock Option Plan to extend the termination date of the Plan to December 1, 2011.

Loss Per Share

Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with ASC Topic 260, formerly SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 11,043,206 and 5,230,637 shares of common stock at March 31, 2010 and 2009 respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.

Recent Accounting Updates

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. This standard became effective for the Company beginning in the fourth quarter of 2009. The Company’s adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements

2.	Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $102.2 million as of

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

March 31, 2010 In addition, as of March 31, 2010, the Company’s current liabilities exceed current assets by $8.8 million. Current liabilities include notes payable of $3.7 million. While, subsequent to March 31, 2010, the Company received cash proceeds of approximately $217,387 in a series of private placements, this will not provide sufficient cash to support the Company’s operations through December 2011. The Company will need to secure additional sources of capital by the end of May 2010 to develop its business and product candidates as planned.

The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations, except for its REGEN trial, discussed below. That trial is being funded by the Ascent Medical Technology Fund II, LP, and the Ascent Medical Product Development Centre Inc., with which two of the Company’s Directors are affiliated. In addition, the Ascent Medical Technology Fund II, LP is funding, on a project basis, some of the activities of the Company’s Centers of Excellence, discussed below. The Company is seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants, and through other arrangements, including collaborative arrangements. As part of such efforts, the Company may seek loans from certain of our executive officers, directors and/or current shareholders. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations, default on its debt obligations, file for bankruptcy or seek to sell some or all of its assets. As such, the Company’s continuation as a going concern is uncertain.

Due to the Company’s financial condition, the report of the Company’s independent registered public accounting firm on the Company’s March 31, 2010 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2006, the Company entered into an exclusive license agreement with The Cleveland Clinic Foundation for various pending patents to be used in connection with the MyoCell SDF-1 product candidate. Our MyoCell SDF-1 product candidate, which has recently completed preclinical testing, is intended to be an improvement to MyoCell. Dr. Marc Penn, the Medical Director of the Cardiac Intensive Care Unit at the Cleveland Clinic and a staff cardiologist in the Departments of Cardiovascular Medicine and Cell Biology, joined our Scientific Advisory Board. The license for SDF-1 was passed on to a Cleveland Clinic affiliate, Juventas, in July of 2009. Bioheart entered into a memorandum of understanding with Juventas pursuant to which the license with Bioheart would be reinstated upon completion by Bioheart of certain financial milestones by February, 2010. In October of 2009, Cleveland Clinic’s patent applications were denied by the United States Patent Office. Although Cleveland Clinic filed an appeal, Bioheart allowed the memorandum of understanding with Juventas to lapse, believing that the current climate concerning the patenting of genetic properties would not permit the patents to be issued, even in a revised form.

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

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”), which will provide funding for the study. The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D. and Peggy A. Farley, who are, respectively, the Chief Executive Officer and the Chief Operating Officer of the Company.

On March 23, 2010, the Company announced plans for establishing five Centers of Excellence in Latin America to provide its cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). Bioheart entered into its first agreement with a leading treatment facilitator, Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients will be made available at the Hospital Angeles Tijuana, a fully equipped state-of—the-art private specialties hospital. This is the first of five Centers of Excellence with four additional Centers to be announced in the coming months.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following, as of March 31, 2010 and December 31, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	March 31,	December 31,
	2010	2009
License and royalty fees	$932,500	$880,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America, including fees and interest	1,110,187	1,745,745
Interest payable on notes payable	290,571	248,586
Other	643,086	655,915
	$2,976,344	$3,530,246

5.	Notes Payable

Notes payable were comprised of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Bank of America note payable. Terms described below.	$1,333,400	$2,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	2,943,432	2,943,432
Short-term note payable. Terms described below.	2,284,972	4,384,972
	6,561,804	9,328,404
Less current portion.	(4,635,032)	(4,051,861)
Notes payable — long term.	$1,926,772	$5,276,543

Notes payable at March 31, 2010 mature as follows:

2010	$666,889
2011	1,468,716
2012	7,192,799
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

The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chief Science and Technology Officer and his former spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s former Chief Science and Technology Officer and his former spouse, these guarantees are limited to the collateral each provided to the lender.

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

In October 2007, the Company’s Chief Science and Technology Officer and his former spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chief Science and Technology Officer and his former spouse fully replaced the collateral provided by one of the original Guarantors. The Company’s Chief Science and Technology Officer and his former spouse by then had personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s Chief Science and Technology Officer and his former spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chief Science and Technology Officer and his former spouse, a warrant to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.

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

The amount of interest expense on the principal amount of the loan for the three months ended March 31, 2010 and 2008 totaled approximately $23,700 and $68,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the three months ended March 31, 2010 and 2008 totaled approximately $140,000 and $88,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of March 31, 2010 and December 31, 2009, that amount totaled approximately $445,000 and $692,000, respectively, and was included in accrued expenses at those dates.

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

In March 2009, the Company’s Chief Science and Technology Officer and his former spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company then owed this $3.0 million to the Company’s Chief Science and Technology Officer and his former spouse. . This liability was reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount continued to accrue interest at an annual rate of the prime rate plus 5.0%.

In February 2010 the Company’s Chief Science and Technology Officer and his spouse filed divorce papers. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Science and Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, $4,140,201, was been equally split. The Chief Science and Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Science and Technology Officer, as of March 31, 2010, owns approximately 22 % of the Company.

In March of 2010, one of the Guarantors paid directly to Bank of America the $666,600 of principal that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. With his acceptance of the restricted common stock and warrants, the former Guarantor owned, at March 31, 2010, approximately 8% of the Company.

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

Short-term Note Payable

On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term. Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock.

The amount of interest expense on the principal amount of the loan accrued as of March 31, 2010 is $220,875. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.

6.	Related Party Transactions

The Company’s Chief Science and Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

A cousin of the Company’s former Chairman Chief Science and Technology Officer was an officer of the Company from August 12, 1999 until December 11, 2009.

On August 24, 2006, the Company entered into a Settlement Agreement, with the cousin of the Company’s Chief Science and Technology Officer. Prior to entering into the Settlement Agreement, certain disputes had arisen between the officer and the Company as to the number of stock options awarded to the officer and the amount of unpaid salary and other compensation owed to the officer since he commenced his employment with the Company in December 1999. The shares, options and warrants granted to the officer pursuant to the Settlement Agreement were issued to settle the disputed items and in consideration for the officer’s release of any claims he may have against the Company related to or arising from his employment or any compensation owed to him.

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

In 2010, the Company entered into a research agreement with this affiliate, with funding for the project emanating from venture capital funds controlled by the same two board members. In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. are being issued a total of 1,044,451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued.

In February 2010, the Company sold to four members of the Board of Directors, in a private placement, an aggregate of 121,450 shares of the Company’s common stock and warrants to purchase 36,435 shares of the Company’s common stock for aggregate gross cash proceeds of $70,441.

In February 2010 the Company’s Chief Science and Technology Officer and his spouse filed divorce papers. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Science and Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, $4,140,201, was been equally split. The Chief Science and Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Science and Technology Officer, owns as of March 31, 2010 approximately 22 % of the Company.

7.	Shareholders’ Equity

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

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company’s former Chairman of the Board and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization.

After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to various investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company’s former Chairman of the Board as compensation for services provided to the Company during 2003 and 2002.

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

In 1999, the Company’s Chief Science and Technology Officer contributed $400,000 to the Company in exchange for 4,324,458 shares of common stock.

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

A summary of options at March 31, 2010 and activity during the three-month period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,119,431	$3.28
Granted	750,426	$0.35
Exercised	(367,012)	$0.001
Forfeited	(490,307)	$2.80
Options outstanding at March 31, 2010	2,012,538	$3.31	6.3	$33,497
Options exercisable at March 31, 2010	1,605,652	$3.90	5.6	$22,335
Available for grant at March 31, 2010	6,158,692

The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at March 31, 2010. The weighted average fair value of options granted in the three month periods ended March 31, 2010 and 2009 was $0.48 and $0.46 per share, respectively. The total intrinsic value of options exercised in the three month period ended March 31, 2010 was $247,547.

For the three month period ended March 31, 2010, the Company recognized a net $47,298 in stock based compensation expense. This amount consisted of $26,655 in stock-based compensation that was included in research and development expenses and $20,643 that was included in marketing, general and administrative expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R.

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

The following information applies to options outstanding and exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.001 — $0.70	383,414	9.7	$0.68	250,000	$0.68
$0.71 — $1.28	590,008	7.1	$0.85	333,411	$0.84
$5.25 — $5.67	992748	4.4	$5.58	975,873	$5.59
$7.69	39,572	6.4	$7.69	39,572	$7.69
$8.47	6,796	7.0	$8.47	6,796	$8.47
	2,012,538	6.3	$3.31	1,605,652	$3.90

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

For the three-month periods ended March 31, 2010 and 2009, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the Three Months ended March 31,
	2010	2009
Expected dividend yield	0.0%	00.0%
Expected price volatility	110%	139%
Risk free interest rate	3.72%	2.44%
Expected life of options in years	10	5.8

During the three month period ended March 31, 2010, the Company issued options to purchase an aggregate of 750,426 shares of its common stock at a weighted average exercise price of $0.35 per share. These options consisted of the following:

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
		531,936

Of those options listed above, 61,778 expired in December 2009 without having been exercised and 334,891 expired in March 2010 without having been exercised. .

Stock Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at March 31, 2010 and activity during the three-month period then ended is presented below:

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	7,355,057	$3.06
Issued	1,784,577	$0.73
Exercised	0	$0.00
Forfeited	116,763	$0.66
Outstanding at March 31, 2010	9,030,668	$2.63	8.0	$6,785,212
Exercisable at March 31, 2010	4,818,248	$2.04	6.8	$4,014,314

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

The Company did not issue any warrants that require Fair Value Calculation during the Quarter ending March 31, 2010. For the period ended March 31, 2009, the fair value of warrants issued in transactions that resulted in the recognition of expense, was estimated on the date of issuance using the following weighted-average assumptions.

	For the Three Month Period ended March 31,
	2010	2009
Expected dividend yield	n/a	00.0%
Expected price volatility	n/a	75%
Risk free interest rate	n/a	2.0%
Expected life of options in years	n/a	10.0

The following information applies to warrants outstanding and exercisable at March 31, 2010:

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.53 — $0.68	3,668,111	7.4	$0.59	3,018,626	$0.58
$0.70 — $1.89	2,396,262	1.8	$0.79	396,224	$0.88
$1.90 — $2.60	413,686	1.6	$2.08	395,239	$2.08
$3.60 — $4.93	105,000	3.4	$4.87	105,000	$4.87
$5.67 — $7.69	2,447,609	13.0	$7.47	903,159	$7.09
	9,030,668	7.1	$2.63	4,818,248	$2.04

•	During the three month period ended March 31, 2010, the Company issued warrants to purchase an aggregate of 1,675,614 shares of its common stock at a weighted average exercise price of $0.73 per share. These warrants were issued in connection with a private placement. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

•	During the three month period ended March 31, 2010 the Company canceled and reissued warrants to purchase 108,963 shares of its common stock that had previously been issued in a private placement.

9.	Legal Proceedings

The Company is not subject to any legal proceedings.

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

11. Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2010 and December 31, 2009, the Company issued warrants in connection with the renewal of the BlueCrest Loan with an aggregate fair value of $687,677 and $1,580,575, respectively.

For the quarter ended March 31, 2010 the Company issued Common Stock in connection with the settlement of Accounts Payable with an aggregate value of $17,000.

For the Quarter ended March 31, 2010 the Company issued Common Stock in connection with amount due to loan guarantor for payment of $666,600 to Bank of America.

For the Quarter ended March 31, 2010 the Company issued Common Stock in connection with payment of the subordinated related party loan for $1,500,000.

For the Quarter ended March 31, 2010 the Company issued Common Stock in connection with the payment of accrued interest and loans fees due to Bank of America loan guarantors for $798,770.

The accompanying notes are an integral part of these consolidated financial statements.

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements — (Continued)
(Unaudited)

12. Subsequent Events

Private Placement — Common Stock and Warrants

In April 2010, the Company sold, an aggregate of 849,690 shares of the Company’s common stock and warrants to purchase 254,907 shares of the Company’s common stock for aggregate gross cash proceeds of $213,500. The warrants are (i) exercisable solely for cash at an exercise price of $0.65 to $0.84 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Patient Treatment at Center of Excellence

On April 14, 2010, the Company announced that treatment with stem cell therapy on two congestive heart failure (CHF) patients was performed successfully at the Hospital Angeles Tijuana, Mexico, through Bioheart’s Center of Excellence program with Regenerative Medicine Institute..

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated, March 31, 2010, in connection with the audit of our financial statements as of December 31, 2009, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are committed to maintaining our leading position within the cardiovascular sector of the cell technology industry, delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. We work to prevent the worsening of any condition with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient’s quality of life and reduce health care costs and hospitalizations.

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in October, 2009, showing a dramatic (35%) improvement in 6 minute walk distance for those patients who were treated, and less distance from baseline for those who received a placebo. We are planning, on the basis of these results, to ask the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150 from 390. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell or MyCell SDF-1, our second generation therapy, discussed below, we intend to generate revenue in the United States from the sale of cell-culturing services for treatment of patients by qualified physicians. Abroad, we are identifying centers where it is acceptable to use the MyoCell and MyoCell SDF-1 treatments so that patients with this problem can have access to treatment.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), the first approval of a study combining gene and cell therapies. Work commenced on this study, called the REGEN trial, during the first quarter of 2010. Based on the results of the trial, we intend to either incorporate the combination treatment into the MARVEL trial, or continue with the MARVEL trial based on the use of MyoCell alone.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including Bioheart Acute Cell Therapy, an autologous, adipose cell treatment for acute heart damage designed to be used in connection with the TGI 1200TM tissue processing system, and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200TM announced on November 13, 2008 that the TGI 1200TM had been certified with a CE Marking, thus making the system available throughout the European marketplace. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued for the TGI 1200TM device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage as well as peripheral arterial disease.

MyoCath

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue. It is a deflecting tip needle injection catheter that has a larger needle which is 25 gauge for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely, thus improving safety. The MyoCath competes well with other biological delivery systems on price and efficiency and allows the physician to utilize standard fluoroscopy and echo equipment found in every cath lab.

The MyoCath is being used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure.

Center of Excellence Program

On March 23, 2010, the Company announced plans for establishing five Centers of Excellence in Latin America to provide its cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). Bioheart entered into its first agreement with a leading treatment facilitator, Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients will be made available at the Hospital Angeles Tijuana, a fully equipped state-of—the-art private specialties hospital. This is the first of five Centers of Excellence with four additional Centers to be announced in the coming months

On April 14, 2010, the Company announced that treatment with stem cell therapy on two congestive heart failure (CHF) patients was performed successfully at the Hospital Angeles Tijuana, Mexico, through Bioheart’s Center of Excellence program with Regenerative Medicine Institute.

Intelligent Devices — Distribution Agreements

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

Results of Operations

We are a development stage company and neither our MyoCell product candidate nor our other product candidates has received regulatory approval or generated any material revenues and is not expected to until 2011, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of the three months Ended March 31, 2010 and 2009

Revenues

We recognized revenues of $29,800 in the three month period ended March 31, 2010 compared to revenues of $109,000 in the three month period ended March 31, 2009.. Our revenue in the three month period ended March 31, 2010 was generated mainly from the sale of Cardio Devices and the revenue in the three month period ended March 31, 2009 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

Cost of sales was $14,404 in the three month period ended March 31, 2010 compared to $49,296 in the three month period ended March 31, 2009.

Research and Development

Research and development expenses were approximately $415,900 in the three month period ended in March 31, 2010, a decrease of approximately $210,500 from research and development expenses of $626,400 in 2009. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors—We will need to secure additional financing ....”

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $427,000 in the three month period ended March 31 2010, a decrease of $220,000 from marketing, general and administrative expenses of approximately $647,000 in 2009. The decrease in marketing, general and administrative expenses is attributable, in part, to a decrease in insurance, legal and rent expenses.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. Interest income was $0.83 in the three month period ended March 31, 2010 compared to interest income of $10.32 in 2009..The decrease in interest income was primarily attributable to lower cash balances in the three month period ended March 31, 2010 compared to 2009.

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

Interest expense was $683,110 in the three month period ended March 31, 2010 compared to interest expense of $557,682 in 2009. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $299,755 in the three month period ended March 31, 2010 and $277,280 in 2009. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled $381,300 in the three month period ended March 31, 2010 compared to $277,000 in 2009.

Liquidity and Capital Resources

In the three month period ended March 31, 2010, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $504,000 in the three month period ended March 31, 2010 as compared to $101,018 of cash used in 2009.

Our use of cash for operations in the three months ended March 31, 2010 reflected a net loss generated during the period of $1.5 million, adjusted for non-cash items such as stock-based compensation of $47,298, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $354,234, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $27,024.. A decrease in prepaid and other current assets of $19,000 and an increase in accounts payable of $37,800 contributed to our use of operating cash in 2009. The decrease in prepaid expenses and other current assets was due mainly to the decrease in prepaid insurance. Partially offsetting these uses of cash were decreases in accrued expenses of $553,902..

Our use of cash for operations in the three month period ended March 31, 2009 reflected a net loss generated during the period of $1.8 million. However, our net loss was significantly offset by a decrease in prepaid expenses and other current assets of $441,000, an increase in accounts payable of $494,000 and an increase in accrued expenses of $445,000. The decrease in prepaid expenses was due to the refund of upfront payments under an agreement with the contract research organization that we were utilizing for the MARVEL trial. Accounts payable increased as we have sought to conserve cash until significant additional financing was obtained.

Investing Activities

Net cash used in investing activities was $688.00 in 2009 as compared to $19,000 in 2008. All of the cash utilized in investing activities for 2009 and 2008 related to our acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $498,000 in the three month period ended March 31, 2010 as compared to $222,000 in 2009.

In the three month period ended March 31, 2010 we sold, in a private placement, shares of common stock for aggregate net cash proceeds of approximately $438,463.

Existing Capital Resources and Future Capital Requirements

Neither our MyoCell product candidate nor our other product candidates has received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our MyoCell and other product candidates until 2011 if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the sale of our common stock and our additional debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.

At March 31, 2010 we had cash and cash equivalents totaling $49,312 however, our working capital deficit as of such date was $8.8 million. Our independent registered public accounting firm has issued its report dated March 31, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Not Applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of March 31, 2010, the Company did not have a deficiency or material weakness in our internal control over financial reporting.

This Quarterly Report on Form 10-Q does not, and is not required to; include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Our company is not involved in any material litigation and we are unaware of any threatened material litigation. However, the biotechnology and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement — Common Stock and Warrants

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

In February 2010, the Company sold, in a private placement, an aggregate of 260,050 shares of the Company’s common stock and warrants to purchase 78,015 shares of the Company’s common stock for aggregate gross cash proceeds of $149,441.The warrants are (i) exercisable solely for cash at an exercise price of $0.68 to $0.70 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In March 2010, the Company sold, in a private placement, an aggregate of 368,440 shares of the Company’s common stock and warrants to purchase 110,532 shares of the Company’s common stock for aggregate gross cash proceeds of $197,263. The warrants are (i) exercisable solely for cash at an exercise price of $0.64 to $0.68 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance

In March of 2010 Howard Leonhardt, the Chief Science and Technology Officer elected to convert his portion of a $4,140,201 Note Receivable to restricted common stock and warrants. Upon conversion he was issued 3,136,520 shares and warrants to purchase 940,956 shares of the Company’s common stock. The warrants are (i) exercisable solely for cash at an exercise price of $0.79 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance As a result, the Company’s Chief Science and Technology Officer, as of March 31, 2010, owns approximately 22% of the Company.

In March of 2010, one of the Guarantors paid directly to Bank of America the $672,000 of the loan that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. Upon conversion the former Guarantor was issued 1,657,910 shares and warrants to purchase 497,373 shares of the Company’s common stock. The warrants are (i) exercisable solely for cash at an exercise price of $0.65 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance

With his acceptance of the restricted common stock and warrants, the former Guarantor owns approximately 8% of the Company.

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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

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

Item 6.	Exhibits

Exhibit No.		Exhibit Description
3.1	(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2	(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3	(8)	Amended and Restated Bylaws
4.1	(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2	(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3	(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4	(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5	(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6	(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7	(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8	(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9	(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10	(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11	(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
10.1	**(1)	1999 Officers and Employees Stock Option Plan
10.2	**(1)	1999 Directors and Consultants Stock Option Plan
10.2	(a)
10.3	(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4	(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5	**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6	(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7	(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8	(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10	(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11	(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt

Exhibit No.		Exhibit Description
10.13	(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14	(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy Jr., M.D.
10.15	(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
10.16	(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***
10.17	(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20	(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
10.21	(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22	(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23	(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
10.24	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25	(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26	**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27	(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28	(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29	(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.30	(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.31	(19)	Registration Rights Agreement, dated July 23, 2009
10.32	(19)	Subordination Agreement, dated July 23, 2009
10.33	(19)	Note Purchase Agreement, dated July 23, 2009
10.34	(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
31.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007

(2)	Reserved

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on August 9, 2007

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2009

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009

(22)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the Securities and Exchange Commission on April 28, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: May 14, 2010	By: /s/ Karl E. Groth, Ph.D.
Karl E. Groth, Ph.D.Chairman of the Board and Chief Executive Officer