Form 10-K/A
period 2009-12-31
BIOHEART, INC.
filed 2010-08-12
CIK 1388319

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCBB as of June 30, 2010, was approximately $8.3 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of March 31, 2010 was 25,966,366.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

		Page

Explanatory Note		2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits, Financial Statement Schedules	22
EX-31.1
EX-32.1

EXPLANATORY NOTE

Bioheart, Inc. (“Bioheart”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that, in the Original Filing, was incorporated by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders. In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for Bioheart’s 2009 Annual Meeting of Shareholders has been deleted and (ii) the information with respect to the number of outstanding shares of Bioheart’s common stock has been updated.

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

“Bioheart,” “we,” “us” or “the Company” refers to Bioheart, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of March 31, 2010(1)

Karl E. Groth	62	Director, Chairman of the Board, Chief Executive Officer
Peggy A. Farley	63	Director, Chief Operating Officer and Chief Financial Officer
Howard J. Leonhardt	48	Chief Technology Officer
Bruce C. Carson	46	Director
Richard T. Spencer III	74	Director
William P. Murphy, Jr., M.D.	86	Director
Mark P. Borman	55	Director
Charles A. Hart	49	Director
Lee A. Jones	53	Director

Executive Officers and Directors

Karl E. Groth., Ph.D. Dr. Groth has served as Chairman and CEO of Bioheart since August of 2009 and has served as a member of the Board of Directors since January 2009. Dr. Groth has served as a member of our Board of Directors since January 2009. Dr. Groth is co-founder, along with Ms. Farley, of the Ascent Medical Technology Funds and since May 2000 has served as President and CEO of Ascent Private Equity, the General Partner of the funds, which are focused on investments in medical device, life science and biotechnology. Dr. Groth has over 30 years experience in the health care industry. Dr. Groth received his B.S. from the State University of New York in biology, his M.S. in plant physiology from New York University and his Ph.D. in microbiology from the University of Minnesota. He has published over 30 peer-reviewed articles in professional journals. In addition, Dr. Groth continues to publish and present on topics including vascular disease and endovascular intervention. Dr.

Groth resigned as Chief Executive Officer effective June 19, 2010. Dr. Groth’s capital markets, operations, marketing, and sales experience in the healthcare industry make Dr. Groth well-qualified to be a part of, and a valued member of, our Board of Directors.

Peggy A. Farley. Ms. Farley served as the Company’s Chief Operating Officer since August 2009 and as Chief Financial Officer since February 2010. Ms. Farley has served as a member of our Board of Directors since January 2007. Ms. Farley was appointed to our Board as a representative of Ascent Medical Technology Funds. Since January 1998, Ms. Farley has served as a managing director of the general partner and co-founder of the Ascent Medical Technology Funds. She is also the President and Chief Executive Officer of Ascent Capital Management, Inc. From 1984 until 1997, Ms. Farley was Chief Executive Officer of a set of firms that she developed as the locus for investment in the United States for non-US investors, engaging in venture capital investments, identifying and conducting acquisition transactions in the United States and South Asia as well as directing the management of private and corporate assets. From 1978 to 1984, she was with Morgan Stanley & Co. Incorporated, in the International Group of the Corporate Finance Division. Prior to joining Morgan Stanley, Ms. Farley served as consultant to U.S. corporations, including Avon, Ingersoll-Rand, Citibank, and Morgan Stanley. Her career in business began in the mid-1970s in Citibank’s Athens-based Middle East and North Africa Regional Office. She received an M.A. from Columbia University in 1972 and an A.B. from Barnard College in 1970. On June 19, 2010 Ms. Farley resigned as Chief Financial Officer and Chief Operating Officer, effective July 1, 2010. Ms. Farley’s healthcare investing and capital markets experience make Ms. Farley well-qualified to serve on, and a valuable member of, our Board of Directors.

Howard J. Leonhardt. Mr. Leonhardt is the co-founder, and Chief Technology Officer of Bioheart. He has served as our Chairman of the Board since our incorporation in August 1999, until March 2007. He resumed his position as Chief Executive Officer in July 2008, and served until August, 2009. He has served as our Chief Technology Officer since March 2007. Mr. Leonhardt also served as our Executive Chairman from March 2007 until March 2008. In 1986, Mr. Leonhardt founded World Medical Manufacturing Corporation, or World Medical, and served as its Chief Executive Officer from 1986 until December 1998 when World Medical was acquired by Arterial Vascular Engineering, Inc., or AVE. AVE was acquired by Medtronic, Inc. in January 1999. Mr. Leonhardt was the co-inventor of World Medical’s primary product, the TALENT (Taheri-Leonhardt) stent graft system. From December 1998 until June 1999, Mr. Leonhardt served as President of World Medical Manufacturing Corporation, a subsidiary of Medtronic. Scientific articles written by Mr. Leonhardt have been published in a number of publications including Techniques in Vascular and Endovascular Surgery and the Journal of Cardiovascular Surgery. Mr. Leonhardt received a diploma in International Trade from the Anoka-Hennepin Technical College, attended the University of Minnesota and Anoka-Ramsey Community College and holds an honorary Doctorate Degree in Biomedical Engineering from the University of Northern California. Mr. Leonhardt rejoined the Board of Directors in June 2010. Mr. Leonhardt’s experience with us, and in the medical device industry, together with his other board experience; make him well-qualified to serve on, and a valuable member of, our management team and Board of Directors.

Bruce C. Carson. Mr. Carson has served as a member of our Board of Directors since January 2001. From May 2001 until January 2010, Mr. Carson served as the Vice President of Sales of FinishMaster, Inc., a privately held company specializing in the distribution of paints and products to the automotive and industrial refinishing industries. From 1987 until May 2001, Mr. Carson was President of Badger Paint Plus, Inc., a privately held distributor of paints and products, until Badger Paint Plus’ merger with FinishMaster, Inc. Mr. Carson was co-founder of the Southern Minnesota Express Hockey Club, a member of the North American Hockey League. Mr. Carson was also the founder and President of the Athletic Performance Academy in Eden Prairie, Minnesota, a privately held athletic training facility that specialized in sports specific training for elite athletes. Mr. Carson’s experience with us, together with his other board experience; make him well-qualified to serve on, and a valuable member of, our Board of Directors.

Richard T. Spencer, III. Mr. Spencer has served as a member of our Board of Directors since December 2001. From April 1982 until July 1987, Mr. Spencer was President of the Marketing Division of Cordis Corporation (now Cordis Johnson & Johnson) and a member of its executive committee and a Vice President of Cordis Dow Corporation, a joint venture of the Dow Chemical Company and Cordis to manufacture hollow fiber dialysers and machinery for dialysis. Mr. Spencer was Chief Operating Officer and held other executive positions with World Medical from 1993 to January 1999. Mr. Spencer received a B.A. in Economics in 1959 from the University of Michigan. He has studied business theory, case studies and financial management while attending executive programs at the Stanford University School of Business, the University of Pennsylvania’s Wharton School of Business and the Clemson University School of Business. Between his University of Michigan studies and embarking on a career in healthcare, Mr. Spencer served in Europe with the U.S. Army Counter Intelligence Corps as a military intelligence analyst with top secret security clearance. Mr. Spencer is also the founder and a member of the board of directors of Viacor, Inc., a private company that is developing techniques for the percutaneous repair of heart mitral valves. Mr. Spencer’s healthcare industry related experience, together with his other board experience, makes him well-qualified to serve on, and a valuable member of, our Board of Directors.

William P. Murphy, Jr., M.D. Dr. Murphy has served as a member of our Board of Directors since June 2003. Dr. Murphy founded Small Parts, Inc., a supplier of high quality mechanical components for design engineers, in 1964 and served as its Chairman until his retirement in April 2005. Small Parts, Inc. was acquired by Amazon.com, Inc. in March 2005. From October 1999 until October 2004, Dr. Murphy served as the Chairman and Chief Executive Officer of Hyperion, Inc., a medical diagnosis company which had an involuntary bankruptcy filed against it in December 2003. Dr. Murphy is the founder of Cordis Corporation (now Cordis Johnson & Johnson) which he led as President, Chairman and Chief Executive Officer at various times during his 28 years at Cordis until his retirement in October 1985. Cordis Johnson & Johnson is a leading firm in cardiovascular instrumentation. Dr. Murphy received an M.D. in 1947 from the University of Illinois and a B.S in pre-medicine from Harvard College in 1946. He also studied physiologic instrumentation at Massachusetts Institute of Technology, or MIT. After a two year rotating internship at St. Francis Hospital in Honolulu, he became a Research Fellow in Medicine at the Peter Bent Brigham Hospital in Boston where he was the dialysis engineer on the first clinical dialysis team in the United States. He continued as an Instructor in Medicine and then a research associate in Medicine at Harvard Medical School. Dr. Murphy is the author of numerous papers and owns 17 patents. He is the recipient of a number of honors, including the prestigious Lemelson-MIT Lifetime Achievement Award, the MIT Corporate Leadership Award, the Distinguished Service Award from North American Society of Pacing and Electrophysiology, and the Jay Malina Award from the Beacon Council of Miami, Florida. Dr. Murphy’s healthcare industry related experience, together with his experience with us, makes him well-qualified to serve on, and a valuable member of, our Board of Directors.

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since May 2009. Mr. Borman is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. He most recently served as Vice President, Investor Relations and Treasurer of ADC Telecommunications from 1998 to 2008. During his career, Mr. Borman has held positions with General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his MBA from the University of Chicago Graduate School of Business.  He is a Certified Public Accountant and Chartered Financial Analyst and has experience as an advisor, board member, faculty, speaker, and mentor. Mr. Borman’s accounting and audit experience, his other board experience, and his transactional and capital markets experience, make him well-qualified to serve on, and a valuable member of, our Board of Directors.

Charles A. Hart. Mr. Hart has served as a member of our Board of Directors since May 2009. Mr. Hart has more than 20 years of entrepreneurial experience. Mr. Hart founded Hart Masonry, Inc. in 1986 and has served as its President since then. He is also the Founder and President of Wildridge Enterprises. Mr. Hart is a member of the Board of Directors for Eagle Street Properties LLP. Mr. Hart’s operations experience, together with his other board experience, makes him well-qualified to serve on, and a valuable member of, our Board of Directors.

Lee Jones. Ms. Jones has been the Chief Administrative Officer of the Schulze Diabetes Institute at the University of Minnesota since June 2009. She has more than 25 years of healthcare and medical device industry experience. From 1997 to 2005, she served as President and Chief Executive Officer of Inlet Medical, Inc. (a Cooper Surgical company since November 2005), specializing in minimally interventional laparoscopic products. Prior to joining Inlet, she had a 14-year career at Medtronic, Inc. where she held various technical and operating positions, most recently serving as Director, General Manager of Medtronic Urology/Interstim division. Ms. Jones currently also serves as a member of the board of directors of Uroplasty, Inc. and Aveus. She holds a Bachelor of Science degree in Chemical Engineering and an Executive Management degree from the University of Minnesota. Ms. Jones extensive experience in the healthcare industry, together with her other board experience makes her well-qualified to serve on, and a valuable member of, our Board of Directors. Ms. Jones resigned from the Board in June 2010.

Mr. Mike Tomas was appointed President and Chief Executive Officer and a member of our Board of Directors on June 19, 2010. Mike Tomas was appointed as the Company’s President and Chief Executive Officer, and as a director on June 19, 2010. Mr. Tomas has been President for the past nine years of The ASTRI Group, an early stage private equity investment company in Florida with an investment in Bioheart since 2001. In 2003, he joined Bioheart’s board as the independent representative of The ASTRI Group. ASTRI provides capital, business development and strategic marketing support to emerging private companies. Mr. Tomas will continue to serve as President of The ASTRI Group. Previously from 1983 to 2001, Mr. Tomas held ascending executive positions including Chief Marketing Officer at Avantel, a $1 billion dollar joint venture with MCI. Upon retiring from MCI and WorldCom, Tomas joined other ex-MCI executives and helped raise $40M in venture capital to form Ineto, an integrated customer communications software solution that was successfully sold in 2001. Today Mr. Tomas sits on the boards of Perimeter Internetworking (SaaS providing secure transfer of information for medical and financial institutions), Avisena (revenue cycle management for medical practices) and Total Home Health (Medicare-certified home care provider).  Mr. Tomas is also the current chairman of the Global Entrepreneurship Center at Florida International University and a founding coach/mentor at the University of Miami’s Launch Pad at the Toppel Center.  Mr. Tomas holds a Masters of Business Administration from the University of Miami and a Bachelors degree from Florida International University. This experience, together with his other board experience and his extensive experience in strategic development, makes him well-qualified to serve on, and a valuable member of, our Board of Directors.

Ms. Catherine Sulawske-Guck was appointed Chief Operating Officer in July 2010. From January 2007 to June 2010, Ms. Sulawske-Guck served as our Vice President of Administration and Human Resources. Ms. Sulawske-Guck joined Bioheart in the full-time capacity as Director of Administration and Human Resources in January 2004 after having served us in a consulting capacity since December 2001. Prior to joining Bioheart, from May 1989 until November 2001, Ms. Sulawske-Guck served as Director of Operations and Customer Service for World Medical Manufacturing Corporation, a subsidiary of Medtronic. Ms. Sulawske-Guck’s operations experience in the biotechnology and medical device industry make Ms. Sulawske-Guck well-qualified to be a part of, and a valued member of, our management team.

Dr. Groth resigned as Chief Executive Officer June 19, 2010.

Ms. Farley resigned as Chief Financial Officer and Chief Operating Officer, effective July 1, 2010.

Ms. Jones resigned from the Board of Directors effective as of June 18, 2010.

Family Relationships

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

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with the Exchange Act. The members of our Audit Committee include Mr. Borman, who serves as Chairperson of the Audit Committee and Dr. Murphy. Until June 19, 2010 Ms. Jones also served on the Audit Committee. Our Board of Directors has determined that Mr. Borman is independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act and that Mr. Borman qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

During the third quarter of 2010 the Board of Directors intends to evaluate the Audit Committee and examine the independence of each of the members of the Board and their qualifications as a financial expert for purposes of considering their service on the Audit Committee.

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

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at http://www.bioheartinc.com/investorrelations.html

If we make substantive amendments to the Code of Ethics for Senior Financial Officers or the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

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

Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2009 and through the date hereof except for two late Form 4’s filed by Mr. Leonhardt, one late Form 4 filed by Mr. Bromley, a late Form 3 filed by Mr. Borman, a late Form 3 and two late Form 4’s filed by Mr. Hart, a late Form 3 filed by Dr. Groth, one late Form 4 filed by Dr. Murphy, a late Form 3 filed by Ms. Jones, three late Form 4’s filed by Ms. Farley, a late Form 3 and one late Form 4 filed by Ms. Comella, and a late Form 3 and Form 4 filed by Mr. Fendrich. As of the date hereof, however, all late Form 3s and Form 4s have been filed.

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

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry and geographic market. Base salaries are reviewed at least annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of our named executive officers were adjusted in 2009.

Discretionary Annual Bonus. In addition to base salaries, our Board of Directors has the authority to award discretionary annual bonuses to our executive officers. In 2009, the Board of Directors did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Board of Directors believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Board of Directors. Each executive officer is eligible for a discretionary annual bonus up to an amount equal to 50% of such executive officer’s salary.

The Compensation Committee continues to examine whether to adopt a more formal process for discretionary annual bonuses. If adopted, the Board of Directors expects to utilize annual incentive bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will likely vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, development of our product candidates, identification and advancement of additional product candidates, and to financial factors such as improving our results of operations and increasing the price per share of our common stock.

Long-Term Incentive Program. At present, our long-term compensation consists primarily of stock options. Our option grants are designed to align management’s performance objectives with the interests of our shareholders. Our Board of Directors grants options to key executives in order to enable them to participate in the long-term appreciation of our shareholder value, while personally feeling the impact of any business setbacks, whether Company-specific or industry based. We have not adopted stock ownership guidelines, and, other than for Mr. Leonhardt, our equity benefit plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company.

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

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and we have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our Board of Directors, although our Board of Directors does consider the recommendations of our Compensation Committee and Chief Executive Officer for officers other than himself.

In 2009, we did not make any stock option grants to our named executive officers.

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

THE COMPENSATION COMMITTEE

Bruce Carson, Chairperson

Peggy Farley

Charles Hart

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2009 and December 31, 2008, the aggregate compensation awarded to, earned by or paid to Mr. Leonhardt and Dr. Groth, both of whom served as our Chief Executive Officer in 2009 or 2008, and our Chief Financial Officers, or collectively, the Named Executive Officers.

		Annual Compensation		Long-Term Compensation Awards
		Salary	Bonus	Stock Awards	Option Awards	All Other
Name and Principal Position	Year	($)	($)	($)	($)(1)	Compensation ($)	Total ($)

Howard J. Leonhardt (2)	2009	129,831	—	—	—	—	129,831
Chief Scientific & Technology Officer	2008	150,000	—	—	—	—	150,000

William H. Kline (3)	2009	5,000	—	—	—	—	5,000
Former Chief Financial	2008	130,000	—	—	240,000(4)	—	370,000
Officer

Karl E. Groth Ph.D. (5)	2009	—	—	—	—	—	—
Chairman & Chief Executive Officer	2008	—	—	—	—	—	—

Peggy A. Farley (6)	2009	—	—	—	—	—	—
Chief Operating & Financial Officer	2008	—	—	—	—	—	—

(1)	Amount reflects the expensed fair value of stock options in 2009, 2008 and 2007, calculated in accordance with SFAS No. 123(R).
(2)	Mr. Leonhardt also served as our Chief Executive Officer from July 2008 through August 2009.
(3)	Mr. Kline commenced his employment with us in August 2006 and resigned effective January 2009.
(4)

Represents the 2008 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010. Vested options expired 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.

(5)	Dr. Groth served as Chief Executive Officer from August 2009 until June 2010 without compensation.
(6)	Ms. Farley served as Chief Operating and Financial Officer from August 2009 until July 1, 2010 without compensation.

Our Stock Option Plans

1999 Officers and Employees Stock Option Plan and the 1999 Directors and Consultants Stock Option Plan

In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010 the plan was amended to extend the termination date of the Plan to December 1, 2011.

Options Available for Issuance

There are an aggregate of 3,088,898 shares of common stock authorized for options grants under the Plans. As of December 31, 2009, an aggregate of 953,315 shares of common stock were available for grant under the Plans. The options to be delivered under the Plans will be made available, at the discretion of the Board of Directors, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason such number of shares will no longer count against the shares authorized under the Plans and may again be granted under the Plans.

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

The Compensation Committee recommends and the Board of Directors determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares that may be purchased under each option and the option price, as well as other terms in their discretion. However, in no event shall an option be exercisable after the expiration of 10 years from the date of the grant of the option. In addition, no person is entitled to be granted options to purchase more than an aggregate of 370,668 shares of our common stock pursuant to the Plans. Unless otherwise provided in any option agreement, each outstanding option shall become fully exercisable in the event of a “change in control” (as such term is defined in the Plans). In connection with a liquidation of the company or any merger, reorganization or similar corporate transaction in which we are not the surviving corporation and the successor corporation does not assume our outstanding options, the Compensation Committee or Board of Directors may cancel any options that remain unexercised effective as of the closing of such transaction.

Each option is evidenced by an option agreement. In recommending the granting of options, the Compensation Committee takes into consideration the contribution the person has made to our success and such other factors as the Compensation Committee shall determine. The Plans provide for circumstances under which the options shall terminate.

The option price per share of any option shall be any price determined by the Board of Directors but shall not be less than the par value per share; provided, that in no event shall the option price per share of any incentive stock option be less than the “Fair Market Value” (as determined under the Plans) of the shares underlying such option on the date the option is granted.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2009.

			Option
	Number of Securities Underlying		Exercise	Option
	Unexercised Options and Warrants		Price	Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Howard J. Leonhardt	23,167	—	5.67	12/31/2011
	3,212	—	5.67	12/31/2015

Option Exercises

In March 2009, one of our Named Executive Officers exercised an option to purchase 40,000 shares of our common stock at an exercise price of $0.80.

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

Director Compensation

As of December 31, 2009 we had eight non-employee directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred. In consideration of the extraordinary time and effort dedicated to the Company by the members of the Board of Directors throughout the IPO process and in consideration of the lack of stock option grants to directors in the fiscal year ended December 31, 2007 (notwithstanding the Company’s policy of providing grants each September), the Company, effective as of the close of business immediately after the Company’s Form S-8 Registration Statement became effective in 2008, granted to each director an option to purchase 35,000 shares of common stock. We did not grant any stock options to our non-employee directors in 2009. Accordingly, in the fiscal year ended December 31, 2009, no compensation was awarded to our non-employee directors.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee from January 1, 2009 through January 19, 2009 included Ms. Farley who served as Chairperson of the Compensation Committee, Mr. Carson, and Mr. Timmins. On January 19, 2009 Mr. Carson replaced Ms. Farley as Chairperson and Dr. Groth replaced Mr. Timmins upon his resignation from the Board of Directors and the Compensation Committee. On May 12, 2009 Mr. Hart replaced Ms. Farley. None of our executive officers serves, nor served in 2007 or 2008, on the board of directors or compensation committee of a company with an executive officer serving on our Board of Directors or Compensation Committee.

In August 2007, we entered into a research agreement with an affiliate of Ms. Farley and Dr. Groth, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007, $10,000 in 2008, and the balance was paid in 2009.

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”). The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D. and Peggy A. Farley, who were, respectively, the Chief Executive Officer and the Chief Operating Officer of the Company.

Except as described above, no person who served on our Compensation Committee in 2009 had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership(1) of our common stock as of March 31, 2010, for each of our greater than 5% shareholders, directors, Named Executive Officers that continue to serve as executive officers of Bioheart and by all of our directors and executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325.

			Options or
			Warrants
			Currently
			Exercisable or	Total
			Exercisable	Common
			within 60 days	Stock and	Percentage
		Common	for Shares of	Common Stock	of Class
Name	Position	Stock #	Common Stock	Based Holdings	(%) (2)
Karl E. Groth	Chairman and Chief Executive Officer	1,018,217(3)	40,000(4)	1,058,217	4.1%
Peggy A. Farley	Chief Operating & Financial Officer and Director	1,068,227(5)	77,400(6)	1,145,627	4.4%
Howard Leonhardt	Chief Technology Officer	5,650,360(7)	205,158(8)	5,855,518	22.4%
Mark P. Borman	Director	23,450	20,000(9)	43,450	0.2%

Bruce Carson	Director	208,501	210,912(10)	419,413	1.6%
Charles A. Hart	Director	1,034,501	381,010(11)	1,415,511	5.4%
William P. Murphy	Director	304,984(12)	170,541(13)	475,525	1.8%
Richard T. Spencer, III	Director	18,535	218,637(14)	237,172	0.9%
Lee Jones	Director	0	10,000(15)	10,000	0.0%
Rogers Telecommunications Ltd.	Shareholder	877,190	714,200(16)	1,591,390	6.0%
Sam Ahn	Shareholder	1,830,889	113,459(17)	1,944,348	7.4%

Directors and Executive
Officers as a group (11 persons)		11,016,637	2,161,317	13,177,954	51%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2010 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 31, 2010 have been exercised.

(2)	Applicable percentage ownership is based on 25,988,126 shares of common stock outstanding as of March 31, 2010.
(3)

Includes (i) 507,400 shares owned by Ascent Medical Technology Fund, LP, over which Dr. Groth has shared voting and investment power and (iii) 510,817 shares owned by Ascent Medical Product Development Centre, over which Dr. Groth has shared voting and investment power.

(4)	Consists of 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share.
(5)

Includes (i) 42,010 shares over which Ms. Farley has voting power, (ii) 507,400 shares owned by Ascent Medical Technology Fund, LP, over which Ms. Farley has shared voting and investment power, (iii) 510,817 shares owned by Ascent Medical Product Development Centre, over which Ms. Farley has shared voting and investment power and (iv) 8,000 shares over which Ms. Farley has sole voting and investment power.

(6)

Consists of 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share and 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share.

(7)	Shares are directly and jointly held by Mr. Leonhardt and his former spouse.
(8)

Includes (i) 26,379 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 203,870 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share and (iii) an aggregate of 90,033 shares issuable upon the exercise of presently exercisable warrants at an average exercise price of $0.85.

(9)	Consists of 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share.
(10)

Consists of (i) 129,734 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share and (iv) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.68.

(11)

Includes (i) 17,280 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $2.60 per share, (ii) 183,672 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.59 per share, (iii) 26,316 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.68 per share, (iv) 22,059 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.82 per share, (v) 108,963 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.64 per share, and (vi) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share.

(12)	Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(13)

Includes (i) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 10,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share and (iv) 34,752 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share, (v) 42,255 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.85 per share, and (vi) 27,000 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(14)

Includes (i) 67,957 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share and (v) 69,502 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(15)	Consists of 10,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share.
(16)

Includes (i) 263,157 shares issuable upon the exercise of a presently exercisable warrant at an exercise price of $2.05 per share and (ii) 451,043 shares issuable upon the exercise of presently exercisable warrant at an exercise price of $0.5321 per share. Does not include shares potentially issuable as payment of a $1 million promissory note and accrued interest.

(17)

Includes (i) 72,281 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, and (iv) 34,752 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

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

The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chief Science and Technology Officer and his former spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chief

Science and Technology Officer and his former spouse, these guarantees are limited to the collateral each provided to the lender.

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

In October 2007, the Company's Chief Science and Technology Officer and his former spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company's Chief Science and Technology Officer and his former spouse fully replaced the collateral provided by one of the original Guarantors. The Company's Chief Science and Technology Officer and his former spouse by then had personally guaranteed an aggregate of $3.3 million of the loan. The Company's agreement with the Company's Chief Science and Technology Officer and his former spouse with respect to the additional collateral is substantially similar to the Company's agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company's Chief Science and Technology Officer and his former spouse, a warrant to purchase 81,547 shares of the Company's common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.

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

In March 2009, the Company’s Chief Science and Technology Officer and his former spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company then owed this $3.0 million to the Company's Chief Science and Technology Officer and his former spouse. . This liability was reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount continued to accrue interest at an annual rate of the prime rate plus 5.0%.

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

In March of 2010, one of the Guarantors paid directly to Bank of America the $666,600 of principal that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. With his acceptance of the restricted common stock and warrants, the former Guarantor owned, at March 31, 2010, approximately 8% of the Company.Thus, the outstanding obligation to Bank of America was reduced to $1.3 million plus interest.

On July 16, 2010, the Company received a written notice of an event of default under the Bank of America Loan, by reason of the Company’s failure to pay the loan in full at maturity on July 5, 2010 and failure to pay the extension fee of $30,000 by June 28, 2010, as required by the loan documents, as amended. The Company is engaged in discussions with the 3rd parties who have provided the loan collateral regarding a restructuring of the indebtedness in the event Bank of America seeks recourse against the collateral and those 3rd parties, by reason of such action, become the successors to Bank of Americas rights and interests under the Bank of America Loan.

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

Placement Fee

None.

Research Fee

In August 2007, we also entered into a research agreement with Ascent Medical Product Development Centre, Inc., an affiliate of Ms. Farley and Dr. Groth, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007, $10,000 in 2008, and the balance was paid in 2009. {credit for $10k in expenses & balance of $65k was credited for issuance of shares}.

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”). The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D. and Peggy A. Farley, who were, respectively, the Chief Executive Officer and the Chief Operating Officer of the Company.

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

Board Committee Independence

Our Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Governance & Nominating Committee.

Audit Committee

The members of our Audit Committee from January 1, 2009 through January 19, 2009 included Mr. Timmins, who served as Chairperson of the Audit Committee, Ms. Farley and Mr. Carson. On January 19, 2009 Ms. Farley replaced Mr. Timmins as Chairperson of the Committee upon his resignation from the Board of Directors and the Audit Committee. Mr. Carson and Dr. Groth were both appointed to the Audit Committee. On May 12, 2009 Mr. Borman replaced Mr. Carson. As of June 18, 2010 our Audit Committee consists of Mr. Borman as Chairperson of the Audit Committee and Dr. Murphy. The Board of Directors has determined that Mr. Borman is independent pursuant to the NASDAQ Rules and Rule 10A-3 under the Exchange Act.

Compensation Committee

The members of our Compensation Committee from January 1, 2009 through January 19, 2009 included Ms. Farley who served as Chairperson of the Compensation Committee, Mr. Carson, and Mr. Timmins. On January 19, 2009 Mr. Carson replaced Ms. Farley as Chairperson and Dr. Groth replaced Mr. Timmins upon his resignation from the Board of Directors and the Compensation Committee. On May 12, 2009 Mr. Hart replaced Ms. Farley. On February 10, 2010 Ms. Farley replaced Dr. Groth. As of June 18, 2010 the members of our Compensation Committee include Mr. Carson, who serves as Chairperson of the Compensation Committee, Ms. Farley, and Mr. Hart. The Board of Directors has determined that Mr. Carson and Mr. Hart are independent pursuant to the NASDAQ Rules and Rule 10A-3 under the Exchange Act.

Governance & Nominating Committee

The members of our Governance & Nominating Committee from January 1, 2009 through Janaury 19, 2009 included Ms. Farley who served as Chairperson and Mr. Timmins. On January 19, 2009, Dr. Groth replaced Ms. Farley as Chairperson of the Governance & Nominating Committee and Mr. Carson replaced Mr. Timmins upon his resignation from the Board of Directors and Governance and Nominating Committee. On February 10, 2010 Ms. Jones replaced Dr. Groth as Chairperson. Mr. Borman and Mr. Spencer replaced Mr. Carson and Ms. Farley. As of June 18, 2010 the members of our Governance and Nominating Committee include Mr. Borman and Mr.Spencer. The Board of Directors has determined that Mr. Borman is independent pursuant to the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

On January 13, 2009, the Chairman of the Audit Committee received a letter from Grant Thornton LLP (“Grant Thornton”) notifying the Company of Grant Thornton’s resignation as the Company’s independent registered public accounting firm. On February 12, 2009, the Company engaged Jewett Schwartz Wolfe & Associates to serve as the Company’s independent registered public accounting firm. Aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2009 by our independent registered public accounting firms are as follows:

Types of Fees	2009	2008
Audit Fees (1)	$96,900	$158,633	(2)
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)

This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual consolidated financial statements or the reviews of the interim financial statements.

(2)

Includes the aggregate fees billed to us by Grant Thornton LLP and Jewett Schwartz Wolfe & Associates for professional services rendered for the audit of our 2009 and 2008 annual consolidated financial statements. Also includes the aggregate fees billed to us by Jewett Schwartz Wolfe & Associates during 2009 for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with consents and other services related to SEC matters, including our Registration Statement on Form S-1.

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

All of the 2009 and 2008 fees paid to Grant Thornton LLP and Jewett Schwartz Wolfe & Associates described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

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

BIOHEART, INC.
By:	/s/Mike Tomas

President and Chief Executive Officer

Dated: August 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Karl E. Groth	Chairman of the Board	August 11, 2010
Karl E. Groth

/s/ Mike Tomas	President, Chief Executive Officer and Director	August 11, 2010
Mike Tomas

/s/ Peggy A. Farley	Director	August 11, 2010
Peggy A. Farley

/s/ Mark Borman	Director	August 10, 2010
Mark Borman

/s/ Bruce C. Carson	Director	August 11, 2010
Bruce C. Carson

/s/ William P. Murphy, Jr., M.D.	Director	August 10, 2010
William P. Murphy, Jr., M.D.

/s/ Richard T. Spencer III	Director	August 11, 2010
Richard T. Spencer III

/s/ Charles A. Hart	Director	August 10, 2010
Charles A. Hart

/s/ Howard Leonhardt	Director and Chief Technology Officer	August 10, 2010
Howard Leonhardt

Table of Contents

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