Form 10-Q
period 2010-06-30
BIOHEART, INC.
filed 2010-08-20
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-33718
_____________________________

BIOHEART, INC.
(Exact name of registrant as specified in its charter)
_______________________________

Florida	65-0945967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13794 NW 4th Street, Suite 212, Sunrise, Florida 33325
(Address of principal executive offices) (Zip Code)

(954) 835-1500
(Registrant’s telephone number, including area code)
_____________________________________

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

          As of June 30, 2010 there were 27,327,705 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1)	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009

2)	Consolidated Statements of Operations for the three and Six Months ended June 30, 2010 and 2009 (unaudited)

3)	Consolidated Statement of Shareholders’ Deficit for the period from inception to June 30,
2010 (unaudited)

4)	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009
(unaudited)

5)	Notes to Consolidated Interim Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009

	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,872	$75,031
Receivables	140,434	142,279
Inventory	79,061	199,914
Prepaid expenses and other current assets	32,939	25,729

Total current assets	257,306	442,953
Property and equipment, net	67,700	104,397
Deferred loan costs, net	1,333,932	1,250,106
Other assets	68,854	68,854

Total assets	$1,727,792	$1,866,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,991,650	$1,911,893
Accrued expenses and other current liabilities	3,218,557	3,530,246
Deferred revenue	507,281	507,281
Notes payable – current	5,596,161	4,051,861

Total current liabilities	11,313,649	10,001,281
Deferred rent	—	857
Subordinated related party loan	—	3,000,000
Note payable – long term	1,565,643	2,276,543

Total liabilities	12,879,292	15,278,681

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 27,327,705 and 20,035,684 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	26,773	20,036
Additional paid-in capital	92,513,595	87,196,374
Deficit accumulated during the development stage	(103,691,868)	(100,628,781)

Total shareholders’ deficit	(11,151,500)	(13,412,371)

Total liabilities and shareholders’ deficit	$1,727,792	$1,866,310

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Operations

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30		Cumulative Period from August 12, 1999 (date of inception) to June 30,

	2010	2009	2010	2009	2010

	(Unaudited)				(Unaudited)

Revenues	$29,794	$109,090	36,466	206,885	$1,181,139
Cost of sales	14,404	49,297	16,799	112,781	547,174

Gross profit	15,390	59,793	19,667	94,104	633,965

Development revenues	—	—	—	—	117,500

Expenses:
Research and development	415,856	626,363	1,093,677	1,041,693	66,452,250

Marketing, general and administrative	427,252	646,882	813,967	1,119,034	31,414,063

Depreciation and amortization	23,113	45,296	36,697	90,204	831,101

Total expenses	866,221	1,318,541	1,944,341	2,250,931	98,697,414

Loss from operations	(850,831)	(1,258,748)	(1,924,674)	(2,156,827)	(97,945,949)

Interest income	1	10	1	16	762,276
Interest expense	(683,110)	(557,682)	(1,138,413)	(1,335,808)	(9,508,195)
Reversal of Litigation Accrual					3,000,000

Net interest expense	(683,109)	(557,672)	(1,138,412)	(1,335,792)	(5,745,919)

Loss before income taxes	(1,533,940)	(1,816,420)	(3,063,086)	(3,492,619)	(103,691,868)

Income taxes	—	—	—	—	—

Net loss	$(1,533,940)	$(1,816,420)	$(3,063,086)	$(3,492,619)	$(103,691,868)

Loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.13)	$(0.21)

Weighted average shares outstanding - basic and diluted	21,115,148	15,931,615	23,670,644	16,596,241

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total

Balance as of December 31, 2009	20,035,684	$20,036	$87,255,910	(59,536)	$(100,628,781)	$(13,412,371)
Stock-based compensation	—	—	94,596	—	—	94,596
Common stock issued in settlement of accounts payable	140,471	122	93,796	—	—	93,918
Issuance of warrants in connection with notes payable	—	—	687,677	—	—	687,677
Issuance of common stock (net of issuance costs of $2,950)	1,512,890	1,513	853,528	59,536	—	914,577
Common stock issued in exchange for services	844,230	308	567,512	—	—	567,820
Common stock issued in connection with Bank of America loan guarantors payment	4,794,430	4,794	2,960,576	—	—	2,965,370
Net loss	—	—	—	—	(3,063,087)	(3,063,087)

Balance as of June 30, 2010	27,327,705	$26,773	$92,513,595	—	$(103,691,868)	$11,511,500)

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Cash Flows

	For the Six-Month Period Ended June 30,		Cumulative Period from August 12, 1999 (date of inception) to June 30, 2010

	2010	2009

	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(3,063,087)	$(3,492,619)	$(103,691,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,697	90,204	831,101
Bad debt expense			165,000
Discount on convertible debt	—	200,000	262,224
Amortization of warrants issued in exchange for licenses and intellectual property			5,413,156
Amortization of warrants issued in connection with notes payable	542,927	337,654	4,259,305
Amortization of loan costs	66,154	78,616	1,209,475
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with	—	—	3,381,629
settlement agreement
Equity instruments issued in connection with R & D agreement	567,529	—	563,372
Common stock issued in exchange for services		45,900	1,322,917
Common stock issued in connection with amounts due to Bank of America loan guarantors	69,159	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Common stock issued in connection with accounts payable	93,918		340,797
Warrants issued in connection with accounts payable		133,531	7,758
Stock-based compensation	94,596	(47,750)	9,146,921
Changes in assets and liabilities
Receivables	1,845	49,265	(140,433)
Inventory	120,853	120,067	(79,062)
Prepaid expenses and other current assets	(7,210)	521,969	(32,939)
Other assets		40,000	(28,854)
Accounts payable	74,527	534,063	2,575,768
Accrued expenses and deferred rent	437,065	475,052	4,285,955
Deferred revenue	—	—	507,282

Net cash used in operating activities	(965,027)	(914,048)	(69,245,681)

The accompanying notes are an integral part of these consolidated financial statements

	For the Six-Month Period Ended June 30,		Cumulative Period from August 12, 1999 (date of inception) to June 30, 2010

	2010	2009

	(Unaudited)		(Unaudited)
Cash flows from investing activities
Acquisitions of property and equipment	—	—	(898,800)

Net cash used in investing activities	—	—	(898,800)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from private placements of common stock, net	914,868	652,000	60,387,243
Proceeds from exercise of stock options	—	42,031	292,116
Proceeds from notes payable	—	190,001	11,498,001
Proceeds from subordinated related party loan	—	3,000,000	3,000,000
Payment of notes payable	—	(3,000,000)	(3,000,000)
Prepayment of notes payable	—	—	(2,256,568)
Payment of loan costs	(20,000)	—	(1,219,268)

Net cash provided by financing activities	894,868	884,032	70,149,353

Net increase (decrease) in cash and cash equivalents	(70,159)	(30,016)	4,872

Cash and cash equivalents, beginning of period	75,031	50,091	—

Cash and cash equivalents, end of period	$4,872	$20,075	$4,872

Disclosures of cash flow information:

Interest paid	$193,393	$5,366	$1,438,047
Income taxes paid	$—	$—	—

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

          Bioheart, Inc. (the “Company”) is committed to maintaining our leading position within the cardiovascular sector of the cell technology industry delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions andother issues. We work to prevent the worsening of heart failure conditions with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient’s quality of life and reduce health care costs and hospitalizations.

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
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

          In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the company as of June 30, 2010, the results of its operations for the three and six months periods ended June 30, 2010 and 2009, and its cash flows for the six month periods ended June 30, 2010 and 2009. The results of operations and cash flows for the six month periods ended June 30, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2010.

          The accompanying unaudited consolidated interim financial statements included the accounts of Bioheart, Inc. and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

          The accompanying unaudited consolidated interim financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

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

The Company has no fair value items required to be disclosed.

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

          Inventory consisted of the following as of June 30, 2010 and December 31,2009

	June 30,	December 31,

	2010	2009

Finished product	$22,307	$143,160

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

Raw materials	56,754	56,754

Total inventory	$79,061	$199,914

Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets as of June 30, 2010 consisted principally of prepaid insurance.

Deferred Loan Costs

          Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At June 30, 2010 and December 31, 2009 , the Company had net deferred loan costs of $1,333,932 and $1,250,106, respectively. For the six months ended June 30, 2010 and for the six months ended June 30, 2009, the Company recorded $609,081 and $416,270, respectively, of interest expense related to the amortization of deferred loan costs, which included $542,927 and $337,654, respectively, related to the fair value of warrants issued in connection with the loans.

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

               The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

Original Exercise	New Exercise	Number of shares
Price	Price	underlying
		Options

$1.28	$0.71	61,778
$4.11	$0.71	10,000
$5.67	$0.71	409,144
$7.69	$0.71	12,851
$8.47	$0.71	38,163

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

Loss Per Share

          Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with ASC Topic 260, formerly SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 11,406,579 and 5,230,637 shares of common stock at June 30, 2010 and 2009 respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

          The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of $103.7 million as of June 30, 2010 In addition, as of June 30, 2010, the Company’s current liabilities exceed current assets by $11.1 million. Current liabilities include notes payable of $5.6 million. While, subsequent to June 30, 2010, the Company received cash proceeds of approximately $234,000 in a series of private placements, this will not provide sufficient cash to support the Company’s operations through December 2010. The Company will need to secure additional sources of capital by the end of August 2010 to develop its business and product candidates as planned, and continue as a going concern.

          The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations, except for its REGEN trial, discussed below. That trial is being funded by the Ascent Medical Technology Fund II, LP, and the Ascent Medical Product Development Centre Inc., which is controlled by a current director and a former director of the Company. In addition, the Ascent Medical Technology Fund II, LP is funding, on a project basis, some of the activities of the Company’s Centers of Excellence, discussed below. The Company is seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants, and through other arrangements, including collaborative arrangements. As part of such efforts, the Company may seek loans from certain of our executive officers, directors and/or current shareholders. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations, default on its debt obligations, file for bankruptcy or seek to sell some or all of its assets. As such, the Company’s continuation as a going concern is uncertain.

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

          More specifically, the License Addendum provided, among other things:

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

—

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

—

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
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

          On April 13, 2007 Bioheart signed a Research Agreement with Indiana University to sponsor pre-IND large animal research related to the use of adipose tissue derived stem cells for use in treating acute myocardial infarction. The data from research will be used to file an IND related to this product platform. The total budget for this study is $726,584.06, of which $506,719 has been spent to date.

          Bioheart originally entered into a Research Agreement with the University of Florida on July 1, 2004. The original purpose of this Research Agreement was to conduct small animal research related to Bioheart’s SDF-1 gene modified cell therapy. The research continued into large animals and the contract has been amended six times. The most recent budget amendment was to sponsor an additional $305,855 for large animal research which was signed on November 18, 2008, of which $209,799 has been spent to date.

There are currently 11 executed clinical site contracts and one open Academic Research Organization contract (ARO) associated with the ongoing Marvel Clinical Trial. Clinical site contracts include Minneapolis Heart Institute, Scripps Hospital, Florida Hospital, Jim Moran Heart Institute, Mayo Clinic, The Lindner Center, Swedish Medical Center, Newark Beth Israel, Arizona Heart Institute, Cardiology P. C. and Mercy Gilbert Medical Center. Bioheart is obligated for payments in the aggregate amount of $375,773 for clinical site contracts. Bioheart also entered into a contract in support of the Marvel trial with Duke Clinical Research Institute, an Academic Research Organization (ARO) on March 9, 2007. The total obligation for this contract is $469,844, of which $464,844 has been spent to date. In addition, there are various consultants and core laboratories which provide support for Marvel. Bioheart’s total commitment towards contracts for all consultants and Core Laboratories is $301,651.

          On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”), which will provide funding for the study. The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D., a current director of the Company and Peggy A. Farley, a former director of the Company. On March 23, 2010, the Company announced plans for establishing five Centers of Excellence in Latin America to provide its cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). Bioheart entered into its first agreement with a leading treatment facilitator, Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients will be made available at the Hospital Angeles Tijuana, a fully equipped state-of–the-art private specialties hospital. This is the first of five Centers of Excellence with four additional Centers to be announced.

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

4. Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities consisted of the following, as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009

License and royalty fees	$985,000	$880,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America, including fees and interest	1,186,405	1,745,745
Interest payable on notes payable	333,022	248,586
Other	714,130	655,915

	$3,218,557	$3,530,246

5. Notes Payable

               Notes payable were comprised of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Bank of America note payable. Terms described below.	$1,333,400	$2,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	2,943,432	2,943,432
Short-term note payable. Terms described below	2,884,972	4,384,972

	7,161,804	9,328,404
Less current portion.	(5,596,161)	(4,051,861)

Notes payable – long term.	$1,565,643	$5,276,543

          Notes payable at June 30, 2010 mature as follows:

2010	$666,889
2011	1,468,716
2012	5,026,199

$7,161,804

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

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

          In June 2007,the Company and Bank of America have agreed with BlueCrest Capital Finance, L.P., the lender of the BlueCrest Loan (defined below), that the Company will not individually make any payments due under the Bank of America loan while the BlueCrest Loan is outstanding. For the Company’s benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.

          In June 2007, the Company has agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America loan as well as to pay them certain cash fees in connection with their provision of collateral to guarantee the loan. Upon entering into the loan agreement, the Company issued to each Guarantor warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such Guarantor. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued. Warrants to purchase an aggregate of 216,095 shares of common stock were issued to the Guarantors. These warrants had an aggregate fair value of $1,437,638, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method. As discussed below, certain of these Guarantors were replaced in September 2007. The unamortized fair value of the warrants issued to the Guarantors that were replaced, which was previously reflected as a component of deferred loan costs, was recorded as interest expense in September 2007.

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
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

          The amount of interest expense on the principal amount of the loan for the six months ended June 30, 2010 and 2009 totaled approximately $40,450 and $79,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the six months ended June 30, 2010 and 2009 totaled

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

approximately $161,256 and $232,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of June 30, 2010 and December 31, 2009, that amount totaled approximately $779,100 and $616,000, respectively, and was included in accrued expenses at those dates.

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

          In February 2010 the Company’s Chief Science and Technology Officer and his spouse filed for divorce papers. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart for which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Science and Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, of $4,140,201, was been equally split. The Chief Science and Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Science and Technology Officer, as of June 30, 2010, owns approximately 20% of the Company as of June 30, 2010.

          In March of 2010, one of the Guarantors paid directly to Bank of America the $666,600 of principal that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. With his acceptance of the restricted common stock and warrants, the former Guarantor owned, at June 30, 2010, approximately 7% of the Company.

          As of June 30, 2010, the outstanding obligation to Bank of America was approximately $1.3 million plus interest.

          On July 16, 2010, the Company received a written notice of default under the Bank of America loan documents by reason of the Company’s failure to pay the loan in full at maturity on July 5, 2010 and failure to pay the extension fee of $30,000 by June 28, 2010, as required by the loan documents, as amended. The Company is engaged in discussions with the guarantors, who provided the loan collateral regarding a structuring of the indebtedness in the event Bank of America seeks recourse against the collateral and those guarantors, by reason of such action, become successors to Bank of America rights and interests under the Bank of America loan.

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

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

          The amount of interest expense on the principal amount of the BlueCrest Loan for the six months ended June 30, 2010 totaled approximately $189,115 and for the year ended December 31, 2009 the interest totaled approximately $378,231.

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

          The amount of interest expense on the principal amount of the loan accrued as of June 30, 2010 is $255,000. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

6. Related Party Transactions

          The Company’s Chief Science and Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his use only.

          A cousin of the Company’s Chairman Chief Science and Technology Officer was an officer of the Company from August 12, 1999 until December 11, 2009.

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

          In 2010, the Company entered into a research agreement with an entity controlled by a current director and a former director of the Company, with funding for the project emanating from venture capital funds controlled by the same two board members. In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. are being issued a total of 1,044,451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued.

          In February 2010, the Company sold to four members of the Board of Directors, in a private placement, an aggregate of 121,450 shares of the Company’s common stock and warrants to purchase 36,435 shares of the Company’s common stock for aggregate gross cash proceeds of $70,441.

          In February 2010 the Company’s Chief Science and Technology Officer and his spouse filed for divorce. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Science and Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, $4,140,201, was been equally split. The Chief Science and Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Science and Technology Officer, owns approximately 20% of the Company as of June 30, 2010.

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

7. Shareholders’ Equity

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

          In the six month period ended June 30, 2010, the Company sold in a private placement to accredited investors an aggregate of 6,836,840 shares of its common stock and warrants to purchase 2,051,052 shares of its common stock for aggregate gross cash proceeds of approximately $853,640. The warrants are (i) exercisable solely for cash at a weighted average exercise price of $ 0.73 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

          In December 2009, the Company also sold in a private placement to accredited investors an aggregate of 255,830 shares of its common stock and warrants (the “Warrants”) to purchase 76,749 shares of its common stock for aggregate gross cash proceeds of approximately $188,996. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.89 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

          In 2009, the Company also sold in a private placement to accredited investors, initiated in 2008, an aggregate of 2,509,480 shares of its common stock and warrants (the “Warrants”) to purchase 752,844 shares of its common stock for aggregate gross cash proceeds of approximately $1,74 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.83 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $17,856 and warrants to purchase 26,592 shares of common stock at a weighted average exercise price of $0.89 per share. The

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. The 2008 PIPE was closed on October 31, 2009, with total capital raised of $3,887,032.

          In 2008, the Company also sold, in a private placement to accredited investors, an aggregate of 1,230,280 shares of its common stock and warrants (the “Warrants”) to purchase 369,084 shares of its common stock for aggregate gross cash proceeds of approximately $2.14 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $2.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $24,325 and warrants to purchase 24,325 shares of common stock at a weighted average exercise price of $1.95 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement.

          In 2007, the Company sold 529,432 shares of common stock at a price of $7.69 per share to various investors for net proceeds of approximately $3.9 million.

          In 2006, the Company sold 1,069,699 shares of common stock at a price of $7.69 per share to accredited investors. The Company also issued 63,566 shares in exchange for services at a price ranging from $5.67 to $7.69 per share.

          In 2005, the Company sold 1,994,556 shares of common stock at a price of $5.67 per share to accredited investors. The Company also issued 1,210 shares in exchange for services and issued 95,807 shares in exchange for debt at a price of $5.67 per share.

          In 2004, the Company sold 808,570 shares of common stock at a price of $5.67 per share to accredited investors. The Company also issued 1,854 shares to various vendors in exchange for services valued at $10,500. The Company also issued 15,150 shares to the Company’s Chief Science and Technology Officer as compensation for services valued at $85,830.

          In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company’s Chief Science and Technology Officer and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization.

          After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to accredited investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company’s Chief Technology Officer as compensation for services provided to the Company during 2003 and 2002.

          In 2002, the Company sold 1,092,883 shares of common stock at a price of $6.47 per share to accredited investors. The Company also issued 35,137 shares to various vendors in exchange for services valued at $227,503.

          In 2001, the Company sold 985,668 shares of common stock at a price of $6.47 per share to accredited investors. The Company also issued 8,291 shares to various vendors in exchange for services valued at

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

$54,001 and issued 81,084 shares to the Company’s Chief Science and Technology Officer as compensation for services provided to the Company during 2001.

          In 2000, the Company sold 1,493,575 shares of common stock at a price of $6.47 per share to accredited investors. Of the 1,493,575 shares sold in 2000, payment on 77,222 of these shares was not received until January 2001. The Company also issued 7,964 shares to various vendors in exchange for services valued at $52,001.

          In 1999, the Company’s Chief Science and Technology Officer purchased 4,324,458 shares of common stock from the company for $400,000..

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

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

          A summary of options at June 30, 2010 and activity during the six-month period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Options outstanding at January 1, 2010	2,119,431	$3.28
Granted	838,595	$0.31
Exercised	455,181	$0.001
Forfeited	502,357	$2.87

Options outstanding at June 30, 2010	2,000,488	$3.30	6.1	33,497

Options exercisable at June 30, 2010	1,641,994	$3.81	5.5	23,183

Available for grant at June 30, 2010	465,561

          The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at June 30, 2010. The weighted average fair value of options granted in the six month periods ended June 30, 2010 and 2009 was $0.63 and $0.55 per share, respectively. The total intrinsic value of options exercised in the six month periods ended June 30, 2010 was $289,275.

          For the six month period ended June 30, 2010, the Company recognized a net $94,596 in stock based compensation expense. This amount consisted of $53,310 in stock-based compensation that was included in research and development expenses and $41,286 that was included in marketing, general and administrative expenses. For the six month period ended June 30, 2009, the Company recognized a net credit of $47,750 in stock based compensation expense. This amount consisted of $52,042 in stock based compensation that was included in research and development expenses and a credit of $99,792 that was include in marketing, general and administrative expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R.

          The following information applies to options outstanding and exercisable at June 30, 2010:

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

	Options Outstanding				Options Exercisable

	Shares	`	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.001– $0.70	383,414		9.5	$0.68	250,000	$0.68
$0.71 – $1.28	590,008		6.9	$0.85	379,178	$0.83
$5.25 – $5.67	980,698		4.2	$5.58	966,448	$5.59
$7.69	39,572		6.2	$7.69	39,572	$7.69
$8.47	6,796		6.8	$8.47	6,796	$8.47

	2,000,488		6.1	$3.30	1,641,994	$3.81

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

          For the six-month periods ended June 30, 2010 and 2009, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the Six Months ended June 30,

	2010	2009

Expected dividend yield	0.0%	0.0%
Expected price volatility	152%	104%
Risk free interest rate	1.91%	2.43%
Expected life of options in years	4	6.8

          During the six-month period ended June 30, 2010, the Company issued options to purchase an aggregate of 838,595 shares of its common stock at a weighted average exercise price of $0.31 per share. These options consisted of the following:

•

stock options to purchase an aggregate of 307,692 shares of common stock at an exercise price of $0.001 per share issued to a related party as discussed in Note 9. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•

stock options to purchase an aggregate of 147,489 shares of common stock at an exercise price of $0.001 per share issued to Consultants. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase an aggregate of 250,000 shares of common stock at an exercise price of

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

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

The following information applies to the repricing which occurred as of October 8, 2009.

			Number of shares
	Original Exercise	New Exercise	underlying
	Price	Price	Options

	$1.28	$0.71	61,778
	$4.11	$0.71	10,000	options listed above,
Of those 61,778 expired in having	$5.67	$0.71	409,144	December 2009 without
been expired during the 30, 2010	$7.69	$0.71	12,851	exercised and 502,357
without	$8.47	$0.71	38,163	six months ended June

			531,936	having been exercised. .

Warrants to Purchase Common Stock

          The Company does not have a formal plan in place for the issuance of common stock purchase warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at June 30, 2010 and activity during the three-month period then ended is presented below:

	Shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	7,355,057	$3.06
Issued	2,171,277	$0.73
Exercised	0	$0.00
Forfeited	128,040	$0.74

Outstanding at June 30, 2010	9,406,091	$2.55	7.6	7,184,435

Exercisable at June 30, 2010	4,962,428	$2.02	6.5	4,097,567

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
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

          The Company did not issue any warrants that require Fair Value Calculation during the quarter ended June 30, 2010. For the period ended June 30, 2009, the fair value of warrants issued in transactions that resulted in the recognition of expense, was estimated on the date of issuance using the following weighted-average assumptions.

	For the Six Month Period ended June 30,

	2010	2009

Expected dividend yield	n/a	00.0%
Expected price volatility	n/a	75%
Risk free interest rate	n/a	3.3%
Expected life of options in years	n/a	5.1

The following information applies to warrants outstanding and exercisable at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable

	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted -Average Exercise Price

$0.53 - $0.68	3,776,909	7.0	$0.59	3,018,626	$0.58
$0.70 - $1.89	2,662,887	1.7	$0.79	521,957	$0.94
$1.90 – $2.60	413,686	1.3	$2.08	413,686	$2.08
$3.60 – $4.93	105,000	3.2	$4.87	105,000	$4.87
$5.67 – $7.69	2,447,609	12.7	$7.47	903,159	$7.09

	9,406,091	6.7	$2.55	4,962,428	$2.02

     • During the six month period ended June 30, 2010, the Company issued warrants to purchase an aggregate of 2,171,277 shares of its common stock at a weighted average exercise price of $0.73 per share. These warrants were issued in connection with a private placement. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

• During the six month period ended June 30, 2010 the Company canceled and reissued warrants to purchase 128,040 shares of its common stock that had previously been issued in a private placement.

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

9. Legal Proceedings

          The Company is not subject to any legal proceedings.

10. Contingency

          The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of June 30, 2010 or December 31, 2009.

11. Supplemental Disclosure of Cash Flow Information

          During the six months ended June 30, 2010 and December 31, 2009, the Company issued warrants in connection with the renewal of the BlueCrest loan with an aggregate fair value of $687,677 and $1,580,575, respectively.

          For the six months ended June 30, 2010 the Company issued Common Stock in connection with the settlement of Accounts Payable with an aggregate value of $43,100.

          For the six months ended June 30, 2010 the Company issued Common Stock in connection with amount due to loan guarantor for payment of $666,600 to Bank of America.

          For the six months ended June 30, 2010 the Company issued Common Stock in connection with payment of the subordinated related party loan for $1,500,000.

          For the six months ended June 30, 2010 the Company issued Common Stock in connection with the payment of accrued interest and loans fees due to Bank of America loan guarantors for $798,770.

12. Subsequent Events

Private Placement – Common Stock and Warrants

          During the six month period ended June 30, 2010, the Company sold, an aggregate of 6,836,840 shares of the Company’s common stock and warrants to purchase 2,051,052 shares of the Company’s common stock for aggregate gross cash proceeds of $853,640. The warrants are (i) exercisable solely for cash at an exercise price of $0.54 to $0.84 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Notes to Consolidated Interim Financial Statements - (Continued)
(Unaudited)

          During July 2010, the Company sold, an aggregate of 1,460,135 shares of the Company’s common stock for aggregate gross cash proceeds of $219,020.

          On July 20, 2010, the Company announced that it closed its offering under Regulation D (the “Offering”). The Company received total gross cash proceeds in the amount of $1,046,986 from the placement of restricted common stock and warrants under the Offering. The number of shares of common stock issued in connection with the Offering was 1,768,720. The Company also issued to the purchasers of those shares of common stock, warrants to purchase additional 530,616 shares of common stock. Total compensation paid to third parties consisted of $4,350 in cash and warrants to purchase 2,456 shares of common stock. In addition, the Company issued 5,323,950 shares of common stock in consideration for $3,207,075 of outstanding nonconvertible debt, and issued to the holders of that debt warrants to purchase as additional 1,597,185 shares of common stock.

          During August 2010 the Company sold 93,750 shares of the Company’s common stock for gross cash proceeds of $15,000.

Defaults Upon Senior Securities

          On July 16, 2010, the Company received a written notice of default under the Bank of America loan documents by reason of the Company’s failure to pay the loan in full at maturity on July 5, 2010 and failure to pay the extension fee of $30,000 by June 28, 2010, as required by the loan documents, as amended. The Company is engaged in discussions with the guarantors, who have provided the loan collateral, regarding a restructuring of the indebtedness in the event Bank of America seeks recourse against the collateral and those guarantors, by reason of such action, become successors to the Bank of America rights and interests under the Bank of America Loan. See, Bank of America Note Payable, in Note 5, Notes Payable, Notes to Consolidated Interim Financial Statements.

Patient Treatment at Center of Excellence

          On April 14, 2010, the Company announced that treatment with stem cell therapy on two congestive heart failure (CHF) patients was performed successfully at the Hospital Angeles Tijuana, Mexico, through Bioheart's Center of Excellence program with Regenerative Medicine Institute As of June 30, 2010 one additional patient has been treated.

Other Information

          As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2010, the Board of Directors of the Company appointed Catherine Sulawske-Guck as Chief Operating Officer. Ms. Sulawske-Guck has served as the Vice President of Administration and Human Resources since January 2007. She joined Bioheart in the full-time capacity as Director of Administration and Human Resources in January 2004 after having served in a consulting capacity since December 2001.

          On August 13, 2010 Peggy A. Farley resigned as a director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

          Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2009.

Our Ability To Continue as a Going Concern

          Our independent registered public accounting firm has issued its report dated, March 31, 2010, in connection with the audit of our financial statements as of December 31, 2009, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

          We are committed to maintaining a leading position within the cardiovascular sector of the cell technology industry, delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. We work to prevent the worsening of heart failure conditions with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient’s quality of life and reduce health care costs and hospitalizations.

Biotechnology Product Candidates

          Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330 patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in October, 2009, showing a dramatic (35%) improvement in 6 minute walk distance for those patients who were treated, and less distance from baseline for those who received a placebo. We are planning, on the basis of these results, to ask the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150 from 330. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell or MyCell SDF-1, our second generation therapy, discussed below, we intend to generate revenue in the United States from the sale of cell-culturing services for treatment of patients by qualified physicians. Abroad, we are identifying centers where it is acceptable to use the MyoCell and MyoCell SDF-1 treatments so that patients with this problem can have access to treatment.

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

          Center of Excellence Program

          On March 23, 2010, the Company announced plans for establishing five Centers of Excellence in Latin America to provide its cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). Bioheart entered into its first agreement with a leading treatment facilitator, Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients will be made available at the Hospital Angeles Tijuana, a fully equipped state-of–the-art private specialties hospital. This is the first of five Centers of Excellence with four additional Centers to be announced in the coming months

          On April 14, 2010, the Company announced that treatment with stem cell therapy on two congestive heart failure (CHF) patients was performed successfully at the Hospital Angeles Tijuana, Mexico, through Bioheart’s Center of Excellence program with Regenerative Medicine Institute.

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

          The heart failure monitors are reimbursed by Medicare to home health companies. In 2009, reimbursement was added to the National Episode Rate for cardiac patients. The monitors in conjunction with the nurse’s visit are essential to the well being of chronic heart failure patients. Care Plan Oversight (CPO) reimbursement also allows physicians to bill Medicare for their time overseeing the care of home care or hospice patients.

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

Results of Operations

          We are a development stage company and neither our MyoCell product candidate nor our other product candidates has received regulatory approval or generated any material revenues and neither is expected to in the near future, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of the six months Ended June 30, 2010 and 2009

Revenues

          We recognized revenues of $36,466 in the six month period ended June 30, 2010 compared to revenues of $206,885 in the six month period ended June 30, 2009. Our revenue in the six month period ended June 30, 2010 was generated mainly from the sale of Cardio Devices and the revenue in the six month period ended June 30, 2009 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

          Cost of sales was $16,799 in the six month period ended June 30, 2010 compared to $112,781 in the six month period ended June 30, 2009.

Research and Development

          Research and development expenses were approximately $1,093,677 in the six month period ended in June 30, 2010, an increase of approximately $52,000_from research and development expenses of $1,041,693_ in same six month period in 2009. The increase was primarily attributable to the write-off of expired Myocath inventory in the amount of $89,717.

          The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …”

Marketing, General and Administrative

          Marketing, general and administrative expenses were approximately $813,967 in the six month period ended June 30 2010, a decrease of $305,000 from marketing, general and administrative expenses of approximately $1,119,034 in the same six month period in 2009. The decrease in marketing, general and administrative expenses is attributable, in part, to a decrease in insurance, legal and rent expenses.

Interest Income

          Interest income consists of interest earned on our cash and cash equivalents. Interest income was $1 in the six month period ended June 30, 2010 compared to interest income of $14 in the same six month period in 2009. The decrease in interest income was primarily attributable to lower cash balances in the six month period ended June 30, 2010 compared to 2009.

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

          Interest expense was $1,138,413 in the six month period ended June 30, 2010 compared to interest expense of $1,335,808 in the same six month period in 2009. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $525,055 in the six month period ended June 30, 2010 and $580,700 in the same six month period in 2009. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America loans totaled $609,081 in the six month period ended June 30, 2010 compared to $416,270 in the same six month period in 2009.

Liquidity and Capital Resources

          In the six month period ended June 30, 2010, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

          Net cash used in operating activities was $965,027 in the six month period ended June 30, 2010 as compared to $914,048 of cash used in the same six month period in 2009.

          Our use of cash for operations in the six months ended June 30, 2010 reflected a net loss generated during the period of $3.1 million, adjusted for non-cash items such as stock-based compensation of $94,596 amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America loan of $542,927, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $66,154. A increase in prepaid and other current assets of $7,210 and an increase in accounts payable of $74,527 contributed to our use of operating cash in 2010. The increase in prepaid expenses and other current assets was due mainly to the increase in prepaid insurance. Partially offsetting these uses of cash were decreases in accrued expenses of $437,065.

Investing Activities

          Net cash used in investing activities was $0.00 for the six month period ended June 30, 2010, compared to $0.00 for the same six month period in 2009. There were none investing activities for the six month periods ended June 30, 2010 and the six months ended June 30, 2009.

Financing Activities

          Net cash provided by financing activities was $894,868 in the six month period ended June 30, 2010 as compared to $884,032 for the same six month period in 2009.

Existing Capital Resources and Future Capital Requirements

          Neither our MyoCell product candidate nor our other product candidates has received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our MyoCell and other product candidates in the near future, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the sale of our common stock and our additional debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.

          At June 30, 2010 we had cash and cash equivalents totaling $4,872. However, our working capital deficit as of such date was $11.1 million. Our independent registered public accounting firm has issued its report dated March 31, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          We have established disclosure controls and procedures to ensure that material information relating to us is *-made known to the officers who certify our financial reports, as well as to other members of senior management and the Board of Directors.

          We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officer, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that, as of June 30, 2010, the Company did not have a deficiency or material weakness in our internal control over financial reporting.

          This Quarterly Report on Form 10-Q does not, and is not required to; include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement – Common Stock and Warrants

          In April 2010, the Company sold, in a private placement, an aggregate of 849,690 shares of the Company’s common stock and warrants to purchase 254,907 shares of the Company’s common stock for aggregate gross cash proceeds of $455,204. The warrants are (i) exercisable solely for cash at an exercise price of $0.77 to $0.84 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

          In May 2010, the Company sold, in a private placement, 39,060 shares of the Company’s common stock and warrants to purchase 11,718 shares of the Company’s common stock for aggregate gross cash proceeds of $25,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.77 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

          In June 2010, the Company sold, in a private placement, an aggregate of 362,660 shares of the Company’s common stock and warrants to purchase 108,798 shares of the Company’s common stock for aggregate gross cash proceeds of $166,800. The warrants are (i) exercisable solely for cash at an exercise price of $0.54 to $0.58 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

          In July 2010, the Company sold, in a private placement, an aggregate of 1,460,135 shares of the Company’s common stock for aggregate gross cash proceeds of $219,020.

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

Item 3. Defaults Upon Senior Securities

          On July 16, 2010, the Company received a written notice of default under the Bank of America loan documents by reason of the Company’s failure to pay the loan in full at maturity on July 5, 2010 and failure to pay the extension fee of $30,000 by June 28, 2010, as required by the loan documents, as amended. The

Company is engaged in discussions with the guarantors, who have provided the loan collateral, regarding a restructuring of the indebtedness in the event Bank of America seeks recourse against the collateral and those guarantors, by reason of such action, become successors to the Bank of America rights and interests under the Bank of America Loan. See, Bank of America Note Payable, in Note 5, Notes Payable, Notes to Consolidated Interim Financial Statements.

Item 4. Other Information

          On June 19, 2010, as reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2010 (the “Current Report”), the Board of Directors of the Company appointed Mike Tomas as the Company’s President and Chief Executive Officer, and as a director. A copy of the Company’s employment agreement with Mr. Tomas was filed as Exhibit 10.1 to the Current Report.

          On June 20, 2010, also as reported in the Current Report, the Board of Directors appointed Howard J. Leonhardt as a director to fill a vacancy created by director resignations received by the Company on June 19, 2010. Mr. Leonhardt is the Company’s founder and a former Chief Executive Officer of the Company, and currently serves as its Chief Science and Technology Officer.

          Also as reported in the Current Report, on June 19, 2010, Peggy A. Farley resigned as Chief Financial Officer and Chief Operating Officer, effective July 1, 2010, and Karl E. Groth, Ph.D. resigned as the Chief Executive Officer of the Company. However, each shall remain on the Company’s Board of Directors and Dr. Groth shall remain as its Chairman. On August 13, 2010, Ms. Farley resigned as a director.

          The Current Report also reported that, on June 19, 2010, the Company received a letter from Ms. Lee Jones resigning from the Board of Directors effective as of June 18, 2010.

          As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2010, the Board of Directors of the Company appointed Catherine Sulawske-Guck as Chief Operating Officer. Ms. Sulawske-Guck has served as the Vice President of Administration and Human Resources since January 2007. She joined Bioheart in the full-time capacity as Director of Administration and Human Resources in January 2004 after having served in a consulting capacity since December 2001.

          On July 20, 2010, the Company announced that it closed its offering under Regulation D (the “Offering”). The Company received total gross cash proceeds in the amount of $1,046,986 from the placement of restricted common stock and warrants under the Offering. The number of shares of common stock issued in connection with the Offering was 1,768,720 shares. The Company also issued to the purchasers of those shares of common stock, warrants to purchase an additional 530,616 shares of common stock. Total compensation paid to third parties consisted of $4,350 in cash and warrants to purchase 2,456 shares of common stock. In addition, the Company issued 5,323,950 shares of common stock in consideration for $3,207,075 of outstanding nonconvertible debt, and issued to the holders of that debt warrants to purchase an additional 1,597,185 shares of common stock.

          On August 13, 2010 Peggy A. Farley resigned as a director of the Company.

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
10.2(a)
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

____________________________

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

Bioheart, Inc.

Date: August 20, 2010	By:	/s/ Mike Tomas

Mike Tomas
Chief Executive Officer and President