Form 10-Q
period 2010-09-30
BIOHEART, INC.
filed 2010-11-15
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

As of September 30, 2010 there were 29,366,985 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.		Financial Statements

	1)	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009

	2)	Consolidated Statements of Operations for the three and Nine Months ended September 30, 2010 and 2009 (unaudited)

	3)	Consolidated Statement of Shareholders’ Deficit for the period from inception to September 30, 2010 (unaudited)

	4)	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009 (unaudited)

	5)	Notes to Consolidated Interim Financial Statements (unaudited)

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.		Quantitative and Qualitative Disclosures About Market Risk

Item 4.		Controls and Procedures

PART II — OTHER INFORMATION

Item 1.		Legal Proceedings

Item 1A.		Risk Factors

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.		Defaults Upon Senior Securities

Item 4.		Removed and Reserved

Item 5.		Other Information

Item 6.		Exhibits

Signatures

Index to Exhibits

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$145,296	$75,031
Receivables	142,751	142,279
Inventory	77,550	199,914
Prepaid expenses and other current assets	57,688	25,729
Total current assets	423,285	442,953
Property and equipment, net	56,443	104,397
Deferred loan costs, net	1,142,313	1,250,106
Other assets	69,054	68,854
Total assets	$1,691,095	$1,866,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,052,186	$1,911,893
Accrued expenses and other current liabilities	4,071,825	3,530,246
Deferred revenue	507,281	507,281
Notes payable — current	5,640,899	4,051,861
Total current liabilities	12,272,191	10,001,281
Deferred rent	—	857
Subordinated related party loan	—	3,000,000
Note payable — long term	1,192,788	2,276,543
Total liabilities	13,464,979	15,278,681

Commitments and contingencies

Shareholders’ deficit
Preferred stock ($0.001 par value) 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock ($0.001 par value) 75,000,000 shares authorized; 29,366,985 and 20,035,684 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	28,418	20,036
Additional paid-in capital	93,069,304	87,196,374
Deficit accumulated during the development stage	(104,871,606)	(100,628,781)
Total shareholders’ deficit	(11,773,884)	(13,412,371)
Total liabilities and shareholders’ deficit	$1,691,095	$1,866,310

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Operations

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,		Cumulative Period from August 12, 1999 (date of inception) to September 30,
	2010	2009	2010	2009	2010
	(Unaudited)				(Unaudited)
Revenues	$6,422	$17,250	42,888	224,135	$1,187,561
Cost of sales	2,827	10,933	19,626	123,714	550,001
Gross profit	3,595	6,317	23,262	100,421	637,560
Development revenues	—	—	—	—	117,500

Expenses:
Research and development	173,797	1,223,978	1,267,420	2,265,671	66,625,993
Marketing, general and administrative	430,930	547,443	1,244,951	1,666,477	31,845,047
Depreciation and amortization	11,257	44,723	47,955	134,927	842,359
Total expenses	615,984	1,816,144	2,560,326	4,067,075	99,313,399
Loss from operations	(612,389)	(1,809,827)	(2,537,064)	(3,966,654)	(98,558,339)
Interest income	—	2	2	18	762,277
Interest expense	(567,348)	(428,796)	(1,705,762)	(1,764,604)	(10,075,544)
Reversal of Litigation Accrual					3,000,000
Net interest expense	(567,348)	(428,794)	(1,520,454)	(1,764,586)	(6,127,961)
Loss before income taxes	(1,179,737)	(2,238,621)	(4,242,824)	(5,731,240)	(104,871,606)
Income taxes	—	—	—	—	—
Net loss	$(1,179,737)	$(2,238,621)	$(4,242,824)	$(5,731,240)	$(104,871,606)
Loss per share—basic and diluted	$(0.04)	$(0.13)	$(0.17)	$(0.33)

Weighted average shares outstanding—basic and diluted	28,544,853	16,618,813	25,506,081	17,338,663

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statement of Shareholders’ Deficit
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance as of December 31, 2009	20,035,684	$20,036	$87,255,910	(59,536)	$(100,628,782)	$(13,412,372)

Stock-based compensation	—	—	141,894	—	—	141,894
Common stock issued in settlement of accounts payable	285,506	122	133,472	—	—	133,594
Issuance of warrants in connection with notes payable	—	—	872,983	—	—	872,983
Issuance of common stock (net of issuance costs of $2,950)	3,407,135	3,158	1,136,957	59,536	—	1,199,651

Common stock issued in exchange for services	844,230	308	567,512	—	—	567,820
Common stock issued in connection with Bank of America loan guarantors payment	4,794,430	4,794	2,960,576	—	—	2,965,370

Net loss	—	—	—	—	(4,242,824)	(4,242,824)
Balance as of September 30, 2010	29,366,895	$28,418	$93,069,304	—	($104,871,606)	$(11,773,884)

The accompanying notes are an integral part of these consolidated financial statements

Bioheart, Inc. and Subsidiaries
(A development stage enterprise)

Consolidated Statements of Cash Flows

	For the Nine-Month Period Ended September 30,		Cumulative Period from August 12, 1999 (date of inception) to September 30,
	2010	2009	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(4,242,824)	$(5,731,240)	$(104,871,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,955	134,926	842,359
Bad debt expense			165,000

Discount on convertible debt	—	262,224	262,224
Amortization of warrants issued in exchange for licenses and intellectual property			5,413,156
Amortization of warrants issued in connection with notes payable	916,797	448,888	4,633,175
Amortization of loan costs	69,208	148,893	1,212,529
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Equity instruments issued in connection with R & D agreement	567,820	—	567,820
Common stock issued in exchange for services	—	45,900	1,322,917
Common stock issued in connection with amounts due to Bank of America loan guarantors	69,159	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Common stock issued in connection with accounts payable	133,594	193,257	376,316
Warrants issued in connection with accounts payable	—	7,758	7,758
Stock-based compensation	141,894	(452)	9,194,222
Changes in assets and liabilities
Receivables	(472)	(75,262)	(142,750)
Inventory	122,364	162,792	(77,551)
Prepaid expenses and other current assets	(31,959)	648,589	(57,688)
Other assets	(200)	40,000	(29,054)
Accounts payable	135,063	696,601	2,636,304
Accrued expenses and deferred rent	962,215	1,497,152	4,811,103
Deferred revenue	—	41,995	507,282
Net cash used in operating activities	(1,109,386)	(1,477,979)	(69,390,040)

The accompanying notes are an integral part of these consolidated financial statements

Cash flows from investing activities
Acquisitions of property and equipment	—	(2,019)	(898,800)
Net cash used in investing activities	—	(2,019)	(898,800)

Cash flows from financing activities
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from private placements of common stock, net	1,199,651	1,325,419	60,672,026
Proceeds from exercise of stock options	—	32,000	292,117
Proceeds from notes payable	—	298,000	11,498,000
Proceeds from subordinated related party loan	—	3,000,000	3,000,000
Payment of notes payable	—	(3,000,000)	(3,000,000)
Prepayment of notes payable	—	—	(2,256,568)
Payment of loan costs	(20,000)	(137,994)	(1,219,268)
Net cash provided by financing activities	1,179,651	1,517,425	70,434,136
Net increase (decrease) in cash and cash equivalents	70,265	37,427	145,296

Cash and cash equivalents, beginning of period	75,031	50,091	—
Cash and cash equivalents, end of period	$145,296	$87,518	$145,296

Disclosures of cash flow information:

Interest paid	$282,960	$290,096	$1,527,614
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Bioheart, Inc. (the “Company”) is committed to maintaining leading position within the cardiovascular sector of the cell technology industry delivering cell therapies, intelligent devices and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. We work to prevent the worsening of heart failure conditions with devices that monitor and diagnose. Our goals are to cause damaged tissue to be regenerated, if possible, and to improve a patient’s quality of life and reduce health care costs and hospitalizations.

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

The Company was incorporated in Florida on August 12, 1999.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital, research and development of products noted above, and developing markets for its products. Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities, issued by the Financial Accounting Standards Board (“FASB”).

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

In the opinion of management, the accompanying unaudited consolidated interim financial statements of the Company contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the company as of September 30, 2010, the results of its operations for the three and nine months periods ended September 30, 2010 and 2009, and its cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations and cash flows for the nine month periods ended September 30, 2010 are not necessarily indicative of the results of operations or cash flows which may be reported for future periods or for the year ending December 31, 2010.

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

Inventory consisted of the following as of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
Finished product	$20,796	$143,160
Raw materials	56,754	56,754
Total inventory	$77,550	$199,914

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2010 consisted principally of prepaid insurance.

Deferred Loan Costs

Deferred loan costs consist principally of legal and loan origination fees incurred to obtain $10 million in loans in June 2007 and the fair value of warrants issued in connection with the loans. These deferred loan costs are being amortized to interest expense over the terms of the respective loans using the effective interest rate method. At September 30, 2010 and December 31, 2009, the Company had net deferred loan costs of $1,142,313 and $1,250,106, respectively. For the nine months ended September 30, 2010 and for the nine months ended September 30, 2009, the Company recorded $986,006 and $597,781, respectively, of interest expense related to the amortization of deferred loan costs, which included $529,145 and $448,888, respectively, related to the fair value of warrants issued in connection with the loans.

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

In its meeting of August 17, 2009, the Board of Directors approved the repricing of current employees’ stock options (other than Executive Officers). In accordance with regulations concerning such a repricing and in conformance with generally accepted procedures, all options granted before August 12, 2008, were repriced on the basis of the 5-day average closing price of BHRT, during the period of August 11 through August 17, 2009.

The following information applies to the repricing which occurred as of October 8, 2009.

Original Exercise Price	New Exercise Price	Number of shares underlying Options
$1.28	$0.71	61,778
$4.11	$0.71	10,000
$5.67	$0.71	409,144
$7.69	$0.71	12,851
$8.47	$0.71	38,163
		531,936

Of those options listed above, 61,778 expired in December 2009 without having been exercised,308,891 expired in March 2010 without having been exercised, 959 expired in August 2010 without having been exercised and 18,844 expired in September 2010 without having been exercised.

On February 24, 2010, by way of a written consent, the Company’s Board of Directors amended the Directors and Consultants 1999 Stock Option Plan to extend the termination date of the Plan to December 1, 2011.

Loss Per Share

Loss per share has been computed based on the weighted average number of shares outstanding during each period, in accordance with ASC Topic 260, formerly SFAS No. 128, Earnings per Share. The effect of outstanding stock options and warrants, which could result in the issuance of 2,299,313 and 9,946,944 shares of common stock at September 30, 2010 and 2009 respectively, is antidilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and warrants and has been presented jointly with basic loss per share.

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

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has a deficit accumulated during the development stage of approximately $104.9 million as of September 30, 2010 In addition, as of September 30, 2010, the Company’s current liabilities exceed current assets by $11.8 million. Current liabilities include notes payable of $5.6 million. While, subsequent to September 30, 2010, the Company received cash proceeds of approximately $26,000 in a series of private placements, this will not provide sufficient cash to support the Company’s operations through December 2010. The Company will need to secure additional sources of capital by the end of November 2010 to develop its business and product candidates as planned, and continue as a going concern.

The Company currently has no commitments or arrangements from third parties for any additional financing to fund research and development and/or other operations, except for its REGEN trial, discussed below. That trial is being funded by the Ascent Medical Technology Fund II, LP, and the Ascent Medical Product Development Centre Inc., which as of September 30, 2010 was controlled by a current director and a former director of the Company. The director has since resigned from the Company’s Board of Directors. In addition, the Ascent Medical Technology Fund II, LP is funding, on a project basis, some of the activities of the Company’s Centers of Excellence, discussed below. The Company is seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants, and through other arrangements, including collaborative arrangements. As part of such efforts, the Company may seek loans from certain of our executive officers, directors and/or current shareholders. However, financing may not be available to the Company or on terms acceptable to the Company. The Company’s inability to obtain additional financing would have a material adverse effect on its financial condition and ability to continue operations. Accordingly, the Company could be forced to significantly curtail or suspend operations, default on its debt obligations, file for bankruptcy or seek to sell some or all of its assets. As such, the Company’s continuation as a going concern is uncertain.

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

In December 2006, the Company entered into an agreement with Tissue Genesis, Inc. (“Tissue Genesis”) for exclusive distribution rights to Tissue Genesis’ products and a license for various patents to be used in connection with the Bioheart Acute Cell Therapy and TGI 1200TM product candidates. In exchange for the license, the Company agreed to do the following: 1) issue 13,006 shares of the Company’s common stock at a price of $7.69 per share; and 2) issue a warrant exercisable for 1,544,450 shares of the Company’s common stock to Tissue Genesis at an exercise price of $7.69 per share, which warrant expires on December 31, 2026. This warrant shall vest in three parts as follows: i) 617,780 shares vesting only upon the Company’s successful completion of human safety testing of the licensed technology, ii) 463,335 shares vesting only upon the Company exceeding net sales of $10 million or net profit of $2 million from the licensed technology, and iii) 463,335 shares vesting only upon the Company exceeding net sales of $100 million or net profit of $20 million from the licensed technology. Since the vesting of this warrant is contingent upon the achievement of the specific milestones, the fair value of this warrant at the time the milestones are met will be expensed to research and development. In the event of an acquisition (or merger) of the Company by a third party, all unvested shares of common stock subject to the warrant shall immediately vest prior to such event. In addition, the Company will pay a 2% royalty of net sales of licensed products. On October 26, 2010 the Company received a written notice of termination of Customer Agreement and Distribution Agreement. See, Subsequent Events, in Note 12, Other Information, Notes to Consolidated Interim Financial Statements.

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

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”), which will provide funding for the study. The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D., whom as of September 30, 2010 was a current director of the Company and Peggy A. Farley, a former director of the Company. Dr. Groth has since resigned as a director of the Company.

On March 23, 2010, the Company announced plans for establishing five Centers of Excellence in Latin America to provide its cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). Bioheart entered into its first agreement with a leading treatment facilitator, Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients will be made available at the Hospital Angeles Tijuana, a fully equipped state-of-the-art private specialties hospital. This is the first of five Centers of Excellence with four additional Centers to be announced.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following, as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
License and royalty fees	$1,037,500	$880,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America, including fees and interest	1,183,777	1,745,745
Interest payable on notes payable	457,889	248,586
Clinical trial contracts	527,210	—
Other	865,449	655,915
	$4,071,825	$3,530,246

5.	Notes Payable

Notes payable were comprised of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Bank of America note payable. Terms described below.	$1,333,400	$2,000,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below.	2,615,315	2,943,432
Subordinated Related Party	—	3,000,000
Short term note payable — Rogers Telecommunications	1,000,000	1,000,000
Short-term notes payable. Terms described below.	1,884,972	384,972
	6,833,687	9,328,404
Less current portion.	(5,640,899)	(4,051,861)
Notes payable — long term.	$1,192,788	$5,276,543

Notes payable at September 30, 2010 mature as follows:

2010	$338,772
2011	1,468,716
2012	5,026,199
$6,833,687

Bank of America Note Payable

On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the annual rate of the prime rate plus 1.5%. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $75,000. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective July 6, 2009, Bank of America agreed to extend the maturity of the loan until January 5, 2010. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $25,000. Effective January 5, 2010, Bank of America agreed to extend the maturity of the loan until July 6, 2010. As consideration for this extension of the maturity date of the loan, the Company agreed to pay Bank of America a fee of $30,000. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date.

The Company has provided no collateral for the loan. On June 1, 2007, for the Company’s benefit, the Company’s Chief Technology Officer and his former spouse, certain other members of the Company’s Board of Directors and one of the Company’s shareholders (the “Guarantors”) provided collateral to guarantee the loan. Except for a $1.1 million personal guaranty (backed by collateral) provided by the Company’s Chief Technology Officer and his former spouse, these guarantees are limited to the collateral each provided to the lender.

In June 2007, the Company and Bank of America have agreed with BlueCrest Capital Finance, L.P., the lender of the BlueCrest Loan (defined below), that the Company will not individually make any payments due under the Bank of America loan while the BlueCrest Loan is outstanding. For the Company’s benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.

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

In October 2007, the Company’s Chief Technology Officer and his former spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the Company’s Chief Technology Officer and his former spouse fully replaced the collateral provided by one of the original Guarantors. The Company’s Chief Technology Officer and his former spouse by then had personally guaranteed an aggregate of $3.3 million of the loan. The Company’s agreement with the Company’s Chief Technology Officer and his former spouse with respect to the additional collateral is substantially similar to the Company’s agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company’s Chief Technology Officer and his former spouse, a warrant to purchase 81,547 shares of the Company’s common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method.

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

In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on June 1, 2009 as the Bank of America loan remained outstanding at that date and the Company had not reimbursed the Guarantors in full for payments made by them in connection with the loan. The additional 131,281 warrant shares had an aggregate fair value of $73,516.

In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on June 1, 2010 as the Bank of America loan remained outstanding at that date and the Company had not reimbursed the Guarantors in full for payments made by them in connection with the loan. The additional 239,392 warrant shares had an aggregate fair value of $111,790.

The amount of interest expense on the principal amount of the loan for the nine months ended September 30, 2010 and 2009 totaled approximately $56,600 and $103,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the nine months ended September 30, 2010 and 2009 totaled approximately $184,801 and $379,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of September 30, 2010 and December 31, 2009, that amount totaled approximately $441,269 and $693,000, respectively, and was included in accrued expenses at those dates.

In March 2009, the Company’s Chief Technology Officer and his former spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company then owed this $3.0 million to the Company’s Chief Technology Officer and his former spouse. This liability was reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount continued to accrue interest at an annual rate of 4.75%.

In February 2010 the Company’s Chief Technology Officer and his spouse filed for divorce papers. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart for which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, of $4,140,201, was been equally split. The Chief Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Technology Officer, as of September 30, 2010, owns approximately 18% of the Company.

In March of 2010, one of the Guarantors paid directly to Bank of America the $666,600 of principal that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. With his acceptance of the restricted common stock and warrants, the former Guarantor owned, at September 30, 2010, approximately 6% of the Company.

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

As of September 30, 2010, the outstanding obligation to Bank of America was approximately $1.3 million plus interest.On October 25, 2010 the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan that was used to refinance the Company’s loan with Bank of America. In addition, a member of the Company’s Board of Directors whom was also one of the guarantors of the Bank of America loan paid down the remaining debt of $367,244.

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

The amount of interest expense on the principal amount of the BlueCrest Loan for the nine months ended September 30, 2010 totaled approximately $276,671 and for the year ended December 31, 2009 the interest totaled approximately $378,231.

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

The amount of interest expense on the principal amount of the loan accrued as of September 30, 2010 is $289,500. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.

6.	Related Party Transactions

The Company’s Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his use only.

In 2010, the Company entered into a research agreement with an entity controlled as of September 30, 2010 by a current director and a former director of the Company, with funding for the project emanating from venture capital funds controlled by the same two people. The director has since resigned from the Company’s Board of Directors. In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. are being issued a total of 1,044,451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued.

In February 2010, the Company sold to four members of the Board of Directors, in a private placement, an aggregate of 121,450 shares of the Company’s common stock and warrants to purchase 36,435 shares of the Company’s common stock for aggregate gross cash proceeds of $70,441.

In February 2010 the Company’s Chief Technology Officer and his spouse filed for divorce. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, $4,140,201, was been equally split. The Chief Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Technology Officer, owns approximately 18% of the Company as of September 30, 2010.

During the nine month period through September 2010 three Board Members and two Shareholders advanced the Company an aggregate of $776,246. As of October 22, 2010 the Company has received notice that three of the individuals which to convert an aggregate of $426,246 to equity in the Company. The Company has executed Promissory Notes for the remaining $350,000.

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

In the nine month period ended September 30, 2010, the Company sold in a private placement to accredited investors an aggregate of 8,731,085 shares of its common stock and warrants to purchase 2,221,232 shares of its common stock for aggregate gross cash proceeds of approximately $1,143,065. The warrants are (i) exercisable solely for cash at a weighted average exercise price of $ 0.69 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company’s Chief Technology Officer and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization.

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

In 2001, the Company sold 985,668 shares of common stock at a price of $6.47 per share to accredited investors. The Company also issued 8,291 shares to various vendors in exchange for services valued at $54,001 and issued 81,084 shares to the Company’s Chief Technology Officer as compensation for services provided to the Company during 2001.

In 2000, the Company sold 1,493,575 shares of common stock at a price of $6.47 per share to accredited investors. Of the 1,493,575 shares sold in 2000, payment on 77,222 of these shares was not received until January 2001. The Company also issued 7,964 shares to various vendors in exchange for services valued at $52,001.

In 1999, the Company’s Chief Technology Officer purchased 4,324,458 shares of common stock from the company for $400,000.

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

A summary of options at September 30, 2010 and activity during the nine-month period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,119,431	$3.28
Granted	1,533,630	$0.36
Exercised	600,216	$0.001
Forfeited	753,532	$2.41
Options outstanding at September 30, 2010	2,299,313	$2.84	6.6	0
Options exercisable at September 30, 2010	1,547,990	$3.89	5.3	0
Available for grant at September 30, 2010	517,376

The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at September 30, 2010. The weighted average fair value of options granted in the nine-month periods ended September 30, 2010 and 2009 was $0.46 and $0.55 per share, respectively. The total intrinsic value of options exercised in the nine month periods ended September 30, 2010 was $382,588.

For the nine month period ended September 30, 2010, the Company recognized $141,894 in stock based compensation expense. This amount consisted of $79,965 in stock-based compensation that was included in research and development expenses and $61,929 that was included in marketing, general and administrative expenses.

For the three month period ended September 30, 2010, the Company recognized $47,298 in stock based compensation expense. This amount consisted of $26,655 in stock-based compensation that was included in research and development expenses and $20,643 that was included in marketing, general and administrative expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R.

The following information applies to options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.001–$0.70	829,398	9.5	$0.57	250,000	$0.68
$0.71–$1.28	474,666	6.6	$0.83	316,991	$0.83
$5.25–$5.67	948,881	4.1	$5.58	934,631	$5.59
$7.69	39,572	5.9	$7.69	39,572	$7.69
$8.47	6,796	6.5	$8.47	6,796	$8.47
	2,299,313	6.6	$2.84	1,547,990	$3.89

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

For the nine-month periods ended September 30, 2010 and 2009, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the Nine Months ended September 30,
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected price volatility	187%	104%
Risk free interest rate	2.75%	2.43%
Expected life of options in years	4	6.8

During the nine-month period ended September 30, 2010, the Company issued options to purchase an aggregate of 1,533,630 shares of its common stock at a weighted average exercise price of $0.36 per share. These options consisted of the following:

•	stock options to purchase an aggregate of 307,692 shares of common stock at an exercise price of $0.001 per share issued to a related party as discussed in Note 6. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase an aggregate of 292,524 shares of common stock at an exercise price of $0.001 per share issued to Consultants. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.68 per share issued to certain members of the Company’s Board of Directors. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•	stock option to purchase 50,000 shares of common stock at an exercise price of $0.92 per share issued to certain members of the Company’s Board of Directors. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase an aggregate of 133,414 shares of common stock at an exercise price of $0.68 per share issued to employees. The options vest in 4 equal annual installments, commencing one month after the date of grant, and will expire on the tenth anniversary of the issuance date.

•	stock options to purchase 500,000 shares of common stock at an exercise price of $0.50 per share issued to an employee. The options vest in 4 equal annual installments, commencing one year after the date of grant, and will expire on the tenth anniversary of the issuance date.

In its meeting of August 17, 2009, the Board of Directors approved the repricing of current employees’ stock options (other than Executive Officers). In accordance with regulations concerning such a repricing and in conformance with generally accepted procedures, all options granted before August 12, 2008, were repriced on the basis of the 5-day average closing price of BHRT, during the period of August 11 through August 17, 2009.

The following information applies to the repricing which occurred as of October 8, 2009.

Original Exercise Price	New Exercise Price	Number of shares underlying Options
$1.28	$0.71	61,778
$4.11	$0.71	10,000
$5.67	$0.71	409,144
$7.69	$0.71	12,851
$8.47	$0.71	38,163
		531,936

Of those options listed above, 61,778 expired in December 2009 without having been exercised, 308,891 expired in March 2010 without having been exercised, 959 expired in August 2010 without having been exercised and 18,844 expired in September 2010 without having been exercised.

Warrants to Purchase Common Stock

The Company does not have a formal plan in place for the issuance of common stock purchase warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at September 30, 2010 and activity during the nine-month period then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	7,355,057	$3.06
Issued	2,719,927	$1.65
Exercised	0	$0.00
Forfeited	128,040	$0.74
Outstanding at September 30, 2010	9,946,944	$2.70	7.2	11,913
Exercisable at September 30, 2010	7,008,715	$2.01	5.4	0

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

The Company did not issue any warrants that require Fair Value Calculation during the quarter ended September 30, 2010. For the period ended September 30, 2009, the fair value of warrants issued in transactions that resulted in the recognition of expense, was estimated on the date of issuance using the following weighted-average assumptions.

	For the Nine Month Period ended September 30,
	2010	2009
Expected dividend yield	n/a	00.0%
Expected price volatility	n/a	75%
Risk free interest rate	n/a	3.3%
Expected life of options in years	n/a	5.1

The following information applies to warrants outstanding and exercisable at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01–$0.50	170,180	3.0	$0.18	—	—
$0.52–$0.68	3,776,909	6.8	$0.59	3,668,111	$0.59
$0.70–$1.62	2,649,454	4.5	$0.79	1,534,653	$0.83
$1.81–$2.61	427,119	1.1	$2.07	427,119	$2.07
$3.60–$4.93	105,000	2.9	$4.87	105,000	$4.87
$5.67–$7.69	2,818,282	11.7	$7.50	1,273,832	$7.26
	9,946,944	7.2	$2.70	7,008,715	$2.01

•	During the nine month period ended September 30, 2010, the Company issued warrants to purchase an aggregate of 2,349,254 shares of its common stock at a weighted average exercise price of $0.69 per share. These warrants were issued in connection with a private placement. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

•	During the nine month period ended September 30, 2010 the Company recognized issuance of warrants to purchase an aggregate of 370,673 shares of its common stock at a weighted average exercise price of $7.69 per share. These warrants were issued in connection with the guarantee of the Bank of America Loan — See, Bank of America Note Payable, in Note 5, Notes Payable, Notes to Consolidated Interim Financial Statements

9.	Legal Proceedings

The Company is not subject to any legal proceedings.

10.	Contingency

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of September 30, 2010 or December 31, 2009.

11.	Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2010 and December 31, 2009, the Company issued warrants in connection with the renewal of the BlueCrest loan with an aggregate fair value of $687,677 and $1,580,575, respectively.

During the nine month period ended September 30, 2010 the Company recognized issuance of warrants in connection with the guarantee of the Bank of America Loan with an aggregate fair value of $185,306.

For the nine months ended September 30, 2010 the Company issued Common Stock in connection with the settlement of Accounts Payable with an aggregate value of $133,594.

For the nine months ended September 30, 2010 the Company issued Common Stock in connection with amount due to loan guarantor for payment of $666,600 to Bank of America.

For the nine months ended September 30, 2010 the Company issued Common Stock in connection with payment of the subordinated related party loan for $1,500,000.

For the nine months ended September 30, 2010 the Company issued Common Stock in connection with the payment of accrued interest and loans fees due to Bank of America loan guarantors for $798,770.

12. Subsequent Events

Private Placement — Common Stock and Warrants

During the nine month period ended September 30, 2010, the Company sold, an aggregate of 8,731,085 shares of the Company’s common stock and warrants to purchase 2,221,232 shares of the Company’s common stock for aggregate gross cash proceeds of $1,199,651. The warrants are (i) exercisable solely for cash at an exercise price of $0.18 to $0.84 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

During October 2010, the Company sold, an aggregate of 520,620 shares of the Company’s common stock and warrants to purchase 260,310 shares of the Company’s common stock for aggregate gross cash proceeds of $78,093. The warrants are (i) exercisable solely for cash at an exercise price of $0.18 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Defaults Upon Senior Securities

On July 16, 2010, the Company received a written notice of default under the Bank of America loan documents by reason of the Company’s failure to pay the loan in full at maturity on July 5, 2010 and failure to pay the extension fee of $30,000 by June 28, 2010, as required by the loan documents, as amended. On October 25, 2010 the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan that was used to refinance the Company’s loan with Bank of America. In addition, a member of the Company’s Board of Directors whom was also one of the guarantors of the Bank of America loan paid down the remaining debt of $367,244. See, Bank of America Note Payable, in Note 5, Notes Payable, Notes to Consolidated Interim Financial Statements.

Other Information

On October 26, 2010, Bioheart, Inc. (the “Company”) received a written notice of termination of Customer Agreement and Distribution Agreement, dated as of March 15, 2007 and December 12, 2006 respectively (as amended from time to time, the “TGI Agreements”), between Tissue Genesis Incorporated and the Company. The notice stated that it is being given as a result of breach of the payment obligations under the agreement. The letter also indicated that Tissue Genesis Incorporated was open to discussing collaborations with the Company in the future.

On October 28, 2010, the Company received a letter from Karl E. Groth, Ph.D. resigning as a Director and as the Chairman of the Board of Directors. His resignation did not indicate as a reason any dispute with the Board of Directors, or the management of the Company and a copy of this current report on Form 8-K was furnished to the director for review prior to its filing.

On November 2, 2010, the Board of Directors of Bioheart, Inc. (the “Company”) appointed William P. Murphy, Jr., M.D. as the Company’s Chairman of the Board. Dr. Murphy has served as a member of the Company’s Board of Directors since June 2003. Dr. Murphy’s experience in the healthcare industry and medical background together with his experience serving on the Company’s Board of Directors makes him well-qualified to serve as Chairman of the Board of Directors.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated, March 31, 2010, in connection with the audit of our financial statements as of December 31, 2009, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2010 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the MARVEL trial, a phase II/III US trial, the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330 patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in October, 2009, showing a dramatic (35%) improvement in 6 minute walk distance for those patients who were treated, and less distance from baseline for those who received a placebo. We are planning, on the basis of these results, to ask the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150 from 330. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell or MyoCell SDF-1, our second generation therapy, discussed below, we intend to generate revenue in the United States from the sale of cell-culturing services for treatment of patients by qualified physicians. Abroad, we are identifying centers where it is acceptable to use the MyoCell and MyoCell SDF-1 treatments so that patients with this problem can have access to treatment.

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

In our pipeline, we have multiple product candidates for the treatment of heart damage, including an autologous, adipose cell treatment for heart damage and MyoCell® SDF-1. Tissue Genesis, Inc., the entity from whom we have obtained the worldwide right to sell or lease the TGI 1200TM adipose tissue processing system announced on November 13, 2008 that the TGI 1200TM had been certified with a CE Marking, thus making the system available throughout the European marketplace. We understand that Tissue Genesis is in the process of evaluating the regulatory pathway that should be pursued for the TGI 1200TM device. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage as well as peripheral arterial disease.

MyoCath

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue. It is a deflecting tip needle injection catheter that has a larger needle which is 25 gauge for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely, thus improving safety. The MyoCath competes well with other biological delivery systems on price and efficiency and allows the physician to utilize standard fluoroscopy and echo equipment found in every cath lab. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure. As of September 30, 2010 all finished goods inventory of MyoCath had expired. The Company is considering several contract manufacturers to produce additional inventory.

       Center of Excellence Program

On March 23, 2010, the Company announced plans for establishing five Centers of Excellence in Latin America to provide its cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). Bioheart entered into its first agreement with a leading treatment facilitator, Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients will be made available at the Hospital Angeles Tijuana, a fully equipped state-of-the-art private specialties hospital. This is the first of five Centers of Excellence with four additional Centers to be announced in the coming months

On April 14, 2010, the Company announced that treatment with stem cell therapy on two congestive heart failure (CHF) patients was performed successfully at the Hospital Angeles Tijuana, Mexico, through Bioheart’s Center of Excellence program with Regenerative Medicine Institute.

In August of 2010, the Company announced that stem cell treatments and 3 month follow up on the first two congestive heart failure patients have been performed successfully. To date, four patients have been treated utilizing an autologous, adipose tissue-derived cell treatment. Two of the patients have completed the 3-month follow-up testing. Significant improvements were seen in both the 6-minute walk as well as the left ventricular ejection fraction (LVEF). The first patient improved his walking distance from 315 to 420 meters and LVEF from 32% to 38%. The second patient improved his walking distance from 450 to 492 meters and LVEF from 40% to 55%.

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

The company has signed distribution agreements with Restoration Medical, McRay Medical, Alamo Scientific and Morey Medical. These distributors will assist Bioheart with introducing its Home Heart Failure

Monitoring Systems to physicians, home healthcare agencies and hospitals throughout the United States. McRay Medical will distribute the systems in Northern California; Alamo Scientific will distribute in Texas, Louisiana and Arkansas; Morey Medical will distribute in Okalahoma and parts of Kansas; Restoration Medical will distribute the monitoring systems in the rest of the country.

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

The Company has placed the program on hold as it seeks to secure the additional funding necessary to further develop our device related software.

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

Comparison of the three and nine months ended September 30, 2010 and 2009

Revenues

We recognized revenues of $6,422 in the three month period ended September 30, 2010 compared to revenues of $17,250 in the three month period ended September 30, 2009. Our revenue in the three month period ended September 30, 2010 was generated mainly from the sale of Cardio Devices and TGI Products and the revenue in the three month period ended September 30, 2009 was also generated from the sale of MyoCath catheters and TGI Products.

We recognized revenues of $42,888 in the nine month period ended September 30, 2010 compared to revenues of $224,135 in the nine month period ended September 30, 2009. Our revenue in the nine month period ended September 30, 2010 was generated mainly from the sale of Cardio Devices and Myocath catheters, and the revenue in the nine month period ended September 30, 2009 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

Cost of sales was $2,827 in the three month period ended September 30, 2010 compared to $10,933 in the three month period ended September 30, 2009.

Cost of sales was $19,626 in the nine month period ended September 30, 2010 compared to $123,714 in the nine month period ended September 30, 2009.

Research and Development

Research and development expenses were approximately $173,800 in the three month period ended in September 30, 2010, an decrease of approximately $1,050,200 from research and development expenses of $1,224,000 in same three month period in 2009. The decrease was primarily attributable to the reduction in the amount of funds allocated to our clinical trials.

Research and development expenses were approximately $1,267,400 in the nine month period ended in September 30, 2010, an decrease of approximately $998,300 from research and development expenses of $2,265,700 in same nine month period in 2009. The decrease was primarily attributable to the reduction in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “— Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing ....”

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $430,900 in the three month period ended September 30 2010, a decrease of $116,500 from marketing, general and administrative expenses of approximately $547,400 in the same three month period in 2009. The decrease in marketing, general and administrative expenses is attributable, in part, to a decrease in legal fees.

Marketing, general and administrative expenses were approximately $1,244,950 in the nine month period ended September 30 2010, a decrease of approximately $422,000 from marketing, general and administrative expenses of approximately $1,666,500 in the same nine month period in 2009. The decrease in marketing, general and administrative expenses is attributable, in part, to a decrease in insurance, legal and rent expenses.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. Interest income was $.43 in the three months ended September 30. 2010 compared to interest income of $2 in the same three month period ended September 30, 2009. Interest income was $2 in the nine month period ended September 30, 2010 compared to interest income of $18 in the same nine month period in 2009. The decrease in interest income was primarily attributable to lower cash balances in the three and nine month period ended September 30, 2010 and 2009.

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

Interest expense was $567,348 in the three month period ended September 30, 2010 compared to interest expense of $428,796 in the same three month period in 2009. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $190,423 in the three month period ended September 30, 2010 and $310,834 in the same three month period in 2009. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America loans totaled $376,925 in the three month period ended September 30, 2010 compared to $117,962 in the same three month period in 2009.

Interest expense was $1,705,762 in the nine month period ended September 30, 2010 compared to interest expense of $1,764,604 in the same nine month period in 2009. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $719,755 in the nine month period ended September 30, 2010 and $896,839 in the same nine month period in 2009. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America loans totaled $986,006 in the nine month period ended September 30, 2010 compared to $867,765 in the same nine month period in 2009.

Liquidity and Capital Resources

In the nine month period ended September 30, 2010, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1,109,386 in the nine month period ended September 30, 2010 as compared to $1,477,979 of cash used in the same nine month period in 2009.

Our use of cash for operations in the nine months ended September 30, 2010 reflected a net loss generated during the period of $4.1 million, adjusted for non-cash items such as stock-based compensation of $141,894, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America loan of $731,491, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $69,208. An increase in prepaid and other current assets of $32,159 and an increase in accounts payable of $135,063 contributed to our use of operating cash in 2010. The increase in prepaid expenses and other current assets was due mainly to the increase in prepaid insurance. Partially offsetting these uses of cash were in increase in accrued expenses of $962,215.

Investing Activities

Net cash used in investing activities was $0.00 for the nine month period ended September 30, 2010, compared to $2,019 for the same nine month period in 2009. There were none investing activities for the nine month periods ended September 30, 2010.

Financing Activities

Net cash provided by financing activities was $1,179,651 in the nine month period ended September 30, 2010 as compared to $1,517,425 for the same nine month period in 2009.

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

At September 30, 2010 we had cash and cash equivalents totaling $145,296. However, our working capital deficit as of such date was $11.8 million. Our independent registered public accounting firm has issued its report dated March 31, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, as well as our Principal Financial and Accounting Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Principal Executive Officer, as well as our Principal Financial and Accounting Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This Quarterly Report on Form 10-Q does not, and is not required to, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors disclosed in our Annual Report on Form 10K and 10K/A for the fiscal year ended December 31, 2009 the Company believes there are the additional risk factors related to our products, business, and financial condition;

We may not be able to obtain additional inventory of our essential MyoCath Catheter.

Our current inventory has been exhausted and while the company endeavors to contract with a manufacturer for additional inventory there is no assurance that it will be successful in identifying or contracting with a manufacturer on acceptable terms. Our inability to obtain additional MyoCath inventory would have a material adverse affect on our business, financial condition and ability to continue as a going concern.

Our Software based devices may develop software errors.

The software that enables some of our devices is early stage and when tested in the field may develop or reveal software errors requiring further software development. There can be no assurance that we will have sufficient funds to adequately test, develop, or where appropriate fix our device related software which could have a material adverse effect on our business, financial condition and ability to continue as a going concern.

The management of the REGEN Trial is within the control of persons whom are no longer affiliates of the Company.

The company with whom we contracted to manage our REGEN Trial at the time was managed by two persons who were members of our Board of Directors. These persons since have resigned as Officers and Directors of the Company. Although at this time we believe that this former related party intends to perform its REGEN Trial related obligations under its agreement with us, a default in the performance of those obligations could have a material adverse effect on our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement — Common Stock and Warrants

From January 2010 thru June 2010, the Company sold, in a private placement, an aggregate of 1,512,890 shares of the Company’s common stock and warrants to purchase 2,051,052 shares of the Company’s common stock for aggregate gross cash proceeds of $858,041.00. The warrants are (i) exercisable solely for cash at an exercise price of $0.54 to $0.84 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In July 2010, the Company sold, in a private placement, an aggregate of 1,460,135 shares of the Company’s common stock for aggregate gross cash proceeds of $219,020.

In August 2010, the Company sold, in a private placement, an aggregate of 93,750 shares of the Company’s common stock for aggregate gross cash proceeds of $15,000.

In September 2010, the Company sold, in a private placement, an aggregate of 340,360 shares of the Company’s common stock and warrants to purchase 170,180 shares of the Company’s common stock for aggregate gross cash proceeds of $51,054. The warrants are (i) exercisable solely for cash at an exercise price of $0.18 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

On July 16, 2010, the Company received a written notice of default under the Bank of America loan documents by reason of the Company’s failure to pay the loan in full at maturity on July 5, 2010 and failure to pay the extension fee of $30,000 by June 28, 2010, as required by the loan documents, as amended. The Company is engaged in discussions with the guarantors, who have provided the loan collateral, regarding a restructuring of the indebtedness in the event Bank of America seeks recourse against the collateral and those guarantors, by reason of such action, become successors to the Bank of America rights and interests under the Bank of America Loan. On October 25, 2010 the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan that was used to refinance the Company’s loan with Bank of America. In addition, a member of the Company’s Board of Directors whom was also one of the guarantors of the Bank of America loan paid down the remaining debt of $367,244. See, Bank of America Note Payable, in Note 5, Notes Payable, Notes to Consolidated Interim Financial Statements.

Item 4.	Removed and Reserved

Item 5.	Other Information

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

On August 13, 2010 Peggy A. Farley resigned as a director of the Company.

As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2010, the Board of Directors of the Company appointed Kristin Comella as Chief Science Officer. Ms. Comella joined Bioheart in September 2004 and has served as the Vice President of Research and Corporate Development since December 2008. Ms. Comella holds an M.S. in Chemical Engineering from The Ohio State University. Howard Leonhardt will continue to serve as Founder and Chief Technology Officer and Chairman of the Scientific Advisory Board.

On September 29, 2010 the Company announced that it closed its offering under Regulation D (the “Offering”). The Company received total gross cash proceeds in the amount of $234,020 from the placement of restricted common stock under the Offering. The number of shares of common stock issued in connection with the Offering was 1,553,885 shares.

As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2010 Bioheart, Inc. (the “Company”) received a written notice of termination of Customer Agreement and Distribution Agreement, dated as of March 15, 2007 and December 12, 2006 respectively (as amended from time to time, the “TGI Agreements”), between Tissue Genesis Incorporated and the Company on October 26, 2010. The notice stated that it is being given as a result of breach of the payment obligations under the agreement. The letter also indicated that Tissue Genesis Incorporated was open to discussing collaborations with the Company in the future.

As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2010, the Company received a letter from Karl E. Groth, Ph.D. on October 28, 2010 resigning as a Director and as the Chairman of the Board of Directors. His resignation did not indicate as a reason any dispute with the Board of Directors, or the management of the Company and a copy of this current report on Form 8-K was furnished to the director for review prior to its filing.

As reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2010, the Board of Directors of Bioheart, Inc. (the “Company”) appointed William P. Murphy, Jr., M.D. as the Company’s Chairman of the Board on November 2, 2010. Dr. Murphy has served as a member of the Company’s Board of Directors since June 2003. Dr. Murphy’s experience in the healthcare industry and medical background together with his experience serving on the Company’s Board of Directors makes him well-qualified to serve as Chairman of the Board of Directors.

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

Bioheart, Inc.

Date: November 15, 2010	By: /s/ Mike Tomas Mike Tomas Chief Executive Officer and President