Form 10-K
period 2010-12-31
BIOHEART, INC.
filed 2011-05-10
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCBB as of June 30, 2010, was approximately $8,312,699. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant’s Common Stock, $0.001 Par Value, as of May 10, 2011 was 42,600,569.

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

Item 1. Business

Overview

We are committed to maintaining our leading position within the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. Our goals are to regenerate damaged tissue, if possible, improve a patient's quality of life, reduce hospitalizations and reduce overall health care costs.

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

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), which we believe is the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN trial, during the first quarter of 2010. The Company suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. Work on the trial was reinitiated in 2011. Based on the results of the trial, we intend to either incorporate the combined treatment into the Marvel Trial, or continue with the Marvel Trial based on the use of Myocell alone.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including autologous, adipose cell treatment for acute heart damage, chronic ischemia and critical limb ischemia. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage as well as peripheral arterial disease.

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

•        Continue existing studies with adipose derived stem cells and endothelial progenitor cells. We have initiated studies for the applications of lower limb ischemia, acute myocardial infarction and chronic heart ischemia.

•        Continue to develop our pipeline of cell-based therapies and related devices for the treatment of chronic and acute heart damage. In parallel with our efforts to secure regulatory approval of MyoCell, we intend to continue to develop and test other product candidates for the treatment of chronic and acute heart damage. These efforts are expected to initially focus on MyoCell SDF-1, MyoCath and MyoCath II product candidates.

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

Ventricular Assist Devices. Ventricular assist devices are mechanical heart pumps that replace or assist the pumping role of the left ventricle of a damaged heart too weak to pump blood through the body. Ventricular assist devices are primarily used as a bridge for patients on the waiting list for a heart transplant and have been shown in published studies to be effective at halting further deterioration of the patient’s condition and decreasing the likelihood of death before transplantation. In addition, ventricular assist devices are a destination therapy for patients who are in NYHA Class IV heart failure despite optimal medical therapy and who are not eligible for heart transplant. According to the ACC/AHA Guidelines, device related adverse events are reported to be numerous and include bleeding, infection, blood clots and device failure. In addition, ventricular assist devices are very expensive, with the average first-year cost estimated at approximately $225,000.

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

Metrics Used to Evaluate Safety and Efficacy of Heart Failure Treatments

The performance of therapies used to treat damage to the heart is assessed using a number of metrics, which compare data collected at the time of initial treatment to data collected when a patient is re-assessed at follow-up. The time periods for follow-up are usually three, six and twelve months. Statistical data is often accompanied by a p-

value, which is the mathematical probability that the data are the result of random chance. A result is considered statistically significant if the p-value is less than or equal to 5%. The common metrics used to evaluate the efficacy of these therapies include:

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

We are currently in the process of evaluating our development timeline for MyoCell and the MARVEL Trial. We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN trial, during the first quarter of 2010. The Company suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. Work on the trial was reinitiated in 2011. Based on the results of the trial, we intend to either incorporate the combined treatment into the Marvel Trial, or continue with the Marvel Trial based on the use of Myocell alone.

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

Change in degree of mitral regurgitation from baseline to six months

Change in Six-Minute Walk Distance from baseline to three months as compared to control group

Quality of Life scores assessed using Minnesota Living with Heart Failure questionnaire from baseline to three months as compared to control group

Proportion of patients with improved NYHA Class from baseline to three months as compared to control group

Pipeline

We are committed to delivering biologics that help treat heart failure and cardiovascular diseases. In addition to MyoCell, we have multiple cell therapies and related devices for the treatment of chronic and acute heart damage in various stages of development. We have also acquired the rights to use certain devices for the treatment of heart damage. We intend to allocate our capital, material and personnel resources among MyoCell and the product candidates described below, a number of which may have complementary therapeutic applications. For each product candidate, we have developed or are in the process of developing a regulatory approval plan. Assuming such proposed plans are able to be followed, we do not anticipate that the regulatory approval of MyoCell will be necessary for our further development of our other product candidates.

Candidate	Proposed Use or Indication	Status/Phase	Comments

TGI 1200 Adipose Tissue Processing System	Fully automated device for the rapid processing of patient derived fat tissue for use in Acute MI, Lower Limb Ischemia and Chronic Ischemia	CE mark approved	Distribution commenced in the 2009; We are not currently distributing additional devices.
MyoCell SDF-1	Autologous cell therapy treatment for severe chronic damage to the heart; cells modified to express angiogenic factors	IND application filed in May 2007. Additional animal studies complete. Phase I trial approved by FDA in July of 2009.	Trial commenced in April 1, 2010. Anticipate enrolling patients in 2011.
MyoCath	Disposable endoventricular catheter used for the delivery of biologic solutions to the myocardium	Used in European Phase II clinical trials of MyoCell; used in Phase I clinical trials of MyoCell;	Currently utilizing catheters in Center of Excellence trials in Mexico.
MyoCath II	Second generation disposable endoventricular catheter modified to provide multidirectional cell injection and used for the delivery of biologic solutions to the myocardium	Preclinical

TGI 1200 Adipose Tissue Processing System

The TGI 1200 is a patient-derived cell therapy for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia utilizing Bioheart’s TGI 1200 adipose tissue processing system. The TGI 1200 has received CE mark commercial approval for marketing.

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

MyoCell SDF-1

Our MyoCell SDF-1 product candidate, which has recently completed preclinical testing, is intended to be an improvement to MyoCell. In February 2006, we signed a patent licensing agreement with the Cleveland Clinic of Cleveland, Ohio which gave us exclusive license rights to pending patent applications in connection with MyoCell SDF-1. Dr. Marc Penn, the Medical Director of the Cardiac Intensive Care Unit at the Cleveland Clinic and a staff cardiologist in the Departments of Cardiovascular Medicine and Cell Biology, joined our Scientific Advisory Board. The license for SDF-1 was passed on to a Cleveland Clinic affiliate, Juventas, in July of 2009. Bioheart has an understanding with Juventas pursuant to which the license with Bioheart will be reinstated upon completion of certain financial milestones.

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

Our Phase I safety study, the REGEN Trial, was approved by the FDA in July of 2009 and work commenced on the trial during the first quarter of 2010. The Company suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. Work on the trial was reinitiated in 2011.

MyoCath

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue.  It is a deflecting tip needle injection catheter that has a larger needle which is 25 gauge for better flow rates and less leakage than systems that are 27 gauge.  This larger needle allows for thicker compositions to be injected which helps with cell retention in the heart.  Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure.  Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely, thus improving safety.  The MyoCath competes well with other biological delivery systems on price and efficiency and allows the physician to utilize standard fluoroscopy and echo equipment found in every cath lab. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure. Inventory of MyoCath is limited as it is not currently in production. The Company is considering several contract manufacturers to produce additional inventory.

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

On April 14, 2010, the Company announced that treatment with stem cell therapy on two congestive heart failure (CHF) patients was performed successfully at the Hospital Angeles Tijuana, Mexico, through Bioheart's Center of Excellence program with Regenerative Medicine Institute.

The center in Mexico has recently completed 6 months follow up on the first 4 heart failure patients.  These patients have demonstrated on average, an absolute improvement of 13 percentage points in ejection fraction and an increase of 100 meters in their 6 minute walk distance.

Bioheart has also partnered with the University Hospital Ostrava which is currently enrolling and treating end stage critical limb patients who have been listed on the amputation list. These patients are being treated with adipose derived stem cells in the Czech Republic Center of Excellence.  Recently reported follow up showed that 75% of the patients demonstrated healing and pain reduction while only 25% of the patients required amputation.

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

Research Grants

Historically, part of our research and development efforts have been indirectly funded by research grants to various centers and/or physicians that have participated in our MyoCell and MyoCath clinical trials. As part of our development strategy, we intend to continue to seek to develop research partnerships with centers and/or physicians. On November 1, 2010, Bioheart, Inc. (the “Company”) received written notice of approval of a grant in the approximate amount of $244,500 under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code.

Patents and Proprietary Rights

We own or hold licenses or sublicenses to an intellectual property portfolio consisting of numerous patents and  patent applications in the United States, and in foreign countries, for use in the field of heart muscle regeneration. References in this report to “our” patents and patent applications and other similar references include the patents and patent applications that are owned by us, and references to patents and patent applications that are “licensed” to us and other similar references refer to patents, patent applications and other intellectual property that are licensed or sublicensed to us.

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

Our commercial success will depend to a significant degree on our ability to:

•	defend and enforce our patents and/or compel the owners of the patents licensed to us to defend and enforce such patents, to the extent such patents may be applicable to our products and material to their commercialization;

•	obtain additional patent and other proprietary protection for MyoCell and our other product candidates;

•	obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;

•	preserve company trade secrets and other intellectual property rights relating to our product candidates; and

•	operate without infringing the patents and proprietary rights of third parties.

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

In June 2003, we entered into agreements with Advanced Cardiovascular Systems, Inc., or ACS, originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories, pursuant to which we assigned our rights under the license agreement with Comedicus, as amended, and committed to deliver 160 units of MyoCath and sold certain of our other catheter related intellectual property, or, collectively, with the Primary MyoCath Patent (the Catheter IP), for aggregate consideration of $900,000. In connection with these agreements, ACS granted to us a co-exclusive, irrevocable, fully paid-up license to the Catheter IP for the life of the patents related to the Catheter IP.

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

MyoCell SDF-1 Patents

To develop our MyoCell SDF-1 product candidate, we rely primarily on patents. We had an agreement to license patents from Juventas. These patents relate to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. We believe we will also need to, among other things, license some additional intellectual property to commercialize MyoCell SDF-1 in the form we believe may prove to be the most safe and/or effective.

In February 2006, we signed a patent licensing agreement with the Cleveland Clinic which provided us with the worldwide, exclusive rights to three pending U.S. patent applications and certain corresponding foreign filings in the following jurisdictions: Australia, Brazil, Canada, China, Europe and Japan, or, collectively, the Cleveland Clinic IP, related to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. The term of our agreement with the Cleveland Clinic expired in July of 2009, when the license to the patents was turned over to a Cleveland Clinic affiliate, Juventas. We have an understanding with Juventas to restore the license to the patents once certain milestones have been achieved by Bioheart.

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

On October 26, 2010 we received a written notice of termination of Customer Agreement and Distribution Agreement, dated as of March 15, 2007 and December 12, 2006 respectively between Tissue Genesis Incorporated and the Company. We intend to complete all scheduled trials and continue to monitor patients already treated utilizing the TGI system in the Czech Republic, Venezuela and Mexico.

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

2 1

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

.

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

********************************

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2011 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, we may be forced to curtail or cease our operations.

We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust (the “Guarantors”) through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

If we are unable to secure additional financing in 2011, we may be forced to:

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

Our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying the BlueCrest Loan until its scheduled maturity. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “We have a substantial amount of debt...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders.

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

Our independent registered public accounting firm issued its report dated May 10, 2011 in connection with the audit of our financial statements as of December 31, 2010, included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2010 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2010, we have accumulated a deficit during our development stage of approximately $106.7 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $5.2 million, $4.4 million, $14.2 million and $18.1 million in 2010, 2009, 2008 and 2007, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:

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

As of December 31, 2010, we had an aggregate of $6.3 million in principal amount of outstanding indebtedness, excluding accounts payable and accruals.

On May 31, 2007 we and Bank of America agreed with BlueCrest Capital that the Company will not make any payments due under the Bank of America Loan while the BlueCrest Loan is outstanding. Certain persons, including our former Chairman of the Board, two of our other directors and two of our shareholders, or, collectively, the Guarantors, agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments. As of December 31, 2009, these individuals had paid an aggregate of $3.7 million on the Bank of America Loan on our behalf, including $3.0 million of principal by our former Chairman of the Board. Upon our repayment in full of the BlueCrest Loan, we are required to reimburse these persons with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America Loan. We anticipate that the BlueCrest Loan will need to be serviced and both the BlueCrest Loan and any amounts advanced by the Guarantors will need to be repaid with existing cash or cash generated from security or loan placements, if any. If we are unable to generate cash through additional financings, we may have to delay or curtail research, development and commercialization programs.

In March of 2009, the former Chairman of the Board and his former spouse paid directly to Bank of America the $3 million that he had been guaranteeing, thus reducing Bioheart’s obligation to Bank of America to $2 million plus interest. In March 2009, these individuals repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company in 2009 owed this $3.0 million to the Company's former Chairman and his former spouse. This liability is reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount will also accrue interest at an annual rate of the prime rate plus 5.0%. During the year ended December 31, 2010, $1,500,000 was converted to common stock, the remaining $1,500,000 is outstanding as of December 31, 2010.

In March of 2010, one of the Guarantors paid directly to Bank of America the $672,000 of the loan that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. With his acceptance of the restricted common stock and warrants, the former Guarantor owns 8% of the Company. Thus, the outstanding obligation to Bank of America was reduced to $1.3 plus interest.

In October of 2010, the Chairman of the Board paid directly to Bank of America the $350,000 that he had been guaranteeing, thus reducing Bioheart’s obligation to Bank of America to $980,000 plus interest. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America in restricted common stock and warrants. With his acceptance of the restricted common stock and warrants, the former Guarantor owns approximately 9% of the Company.

On October 25, 2010 we entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. In connection with the Loan Agreement with Seaside Bank and Trust Company, the Company made and delivered a promissory note in the principal amount of the loan that matures in one year. In connection with the loan transaction with Seaside Bank and Trust Company, the Company entered into an Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited.

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

Our current inventory is limited and while the company endeavors to contract with a manufacturer for additional inventory there is no assurance that it will be successful in identifying or contracting with a manufacturer on acceptable terms. Our inability to obtain additional MyoCath inventory would have a material adverse affect on our business, financial condition and ability to continue as a going concern.

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

Risks Related to Our Common Stock

An active, liquid and orderly trading market for our common stock may not develop or continue.

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

On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009. We filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on May 13, 2009. On February 23, 2011 we received notice of FINRA’s determination of our ineligibility for continued quotation of our shares on the OTCBB due to quoting inactivity under SEC Rule 15c2-11.On March 9, 2011 we again filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on March 29, 2011.

We cannot offer any assurance that an active trading market for our common stock will continue or how liquid that market may be. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit your ability to sell your shares.

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

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Potential Dilution - Increase to Authorized Common Stock

As of December 31, 2010, our Articles of Incorporation authorized us to issue up to 75,000,000 shares of common stock, par value $0.001 per share. The Board of Directors proposed, and on January 13, 2011 (the “Record Date”) the holders of a majority of the Company’s issued and outstanding voting common shares as of the Record Date approved, an increase in the number of authorized shares of the common stock from 75,000,000 shares to 195,000,000 shares.  On January 21, 2011 the Company filed a 14C Information Statement with the Securities and Exchange Commission.  Following approval by the Securities and Exchange Commission and upon the filing of the Certificate of Amendment to the Articles of Incorporation, the Company’s will be authorized to issue a total of 195,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Sunrise, Florida and consists of 6,091 square feet of space, which we lease at a current rent of approximately $82,000 per year. The lease is scheduled to expire in January 2013. In addition to our corporate offices, at this location, we maintain:

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, commenced trading on February 19, 2008, on the NASDAQ Global Market under the symbol “BHRT”. Effective June 11, 2008, we transferred the listing of our common stock to the NASDAQ Capital Market and then, during the course of 2009 our stock was delisted from NASDAQ and commenced quotation on the Over the Counter Bulletin Board. The following table sets forth the range of high and low sales prices as reported for the periods indicated.

	Sales Price
Period	High	Low
quarter ended December 31, 2010	$0.51	$0.20
quarter ended September 30, 2010	$0.43	$0.10
quarter ended June 30, 2010	$0.94	$0.35
quarter ended March 31, 2010	$0.84	$0.51
quarter ended December 31, 2009	$1.85	$0.70
quarter ended September 30, 2009	$2.50	$0.30
quarter ended June 30, 2009	$0.90	$0.51
quarter ended March 31, 2009	$1.30	$0.30

On February 23, 2011 we received notice of FINRA’s determination of our ineligibility for continued quotation of our shares on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. On March 9, 2011 we again filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on March 29, 2011.

Holders

As of May 4, 2011 there were approximately 410 shareholders of record of our common stock and approximately 1,500 beneficial owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,025,544	$2.79	5,059,835
Equity compensation plans not approved by security holders (2)	13,920,729	$1.98	0

(1) Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan

(2) Includes:

•	a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the Consolidated Financial Statements);

•	warrants issued to the Guarantors in connection with the Bank of America Loan to purchase an aggregate of 764,519 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable – Bank of America Note Payable” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•	warrants issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 3,137,838 shares of our common stock at prices ranging from $7.69 to $0.53 per share, which expire at various dates April 2019 through December 2019 (See Note 6 “Notes Payable – BlueCrest Capital Finance Note Payable” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to a strategic partner to purchase 32,515 shares of our common stock at $7.69 per share, which expires in February 2016;

•	warrants issued to consultants to purchase an aggregate of 154,411 shares of our common stock at prices ranging from $1.09 to $6.00 per share, which expire at various dates from April 2013 through September 2017;

•	warrants issued to the underwriters of our initial public offering in February 2008 to purchase an aggregate of 77,000 shares of our common stock at $6.56 per share, which expire in February 2013; and

•	warrants issued in connection with our private placement in October 2008 to purchase an aggregate of 1,172,845 shares of our common stock at prices ranging from $0.59 to $2.60 per share, which expire at various dates October 2011 through October 2012;

•	warrants issued in connection with our private placement in December 2009 to purchase an aggregate of 2,127,786 shares of our common stock at prices ranging from $0.54 to $0.95 per share, which expire at various dates December 2012 through June 2013;

•	warrants issued in connection with our private placement initiated in September 2010 to purchase an aggregate of 170,180 shares of our common stock at price of $0.18 per share, which expire in September 2013;

•	warrants issued in connection with Short Term Payables to purchase an aggregate of 475,043 shares of our common stock at prices ranging from $0.61 to $0.5321 per share, which expire at various dates April 2019 through September 2019 (See Note 6 “Notes Payable – Short-term Note Payable” of the Notes to the Consolidated Financial Statements);

Recent Sales of Unregistered Securities

During 2010, we issued the following unregistered securities, not previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, in transactions pursuant to Section 4(2) of the Securities Act.

•	In October 2010 we issued aggregate of 259,995 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.18, for aggregate gross proceeds of $26,000.

•	In November 2010 we issued aggregate of 255,690 shares of our common stock and warrants for the purchase of our common stock at exercise price ranging from $0.20 to $0.23, for aggregate gross proceeds of $30,030.

•	In December 2010 we issued aggregate of 216,090 shares of our common stock and warrants for the purchase of our common stock at exercise price ranging from $0.23 to $0.25, for aggregate gross proceeds of $28,800.

•	On November 30, 2010, we issued an aggregate of 10,176,210 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.18, for aggregate gross proceeds of $1,017,620.

•	On December 13, 2010 we issued an aggregate of 1,013,370 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.18, for gross proceeds of $101,337.

During 2011, we issued the following unregistered securities, not previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, in transactions pursuant to Section 4(2) of the Securities Act. ---

•	In January 2011 we issued aggregate of 632,295 shares of our common stock and warrants for the purchase of our common stock at an exercise price ranging from $0.19 to $0.22, for aggregate gross proceeds of $69,500.

•	In January 2011 we issued an aggregate of 538,542 shares of our common stock for aggregate gross proceeds of $87,728.82 subject to conversion of a promissory note.

•	In February 2011 we issued an aggregate of 421,392 shares of our common stock for aggregate gross proceeds of $52,000 subject to conversion of a promissory note.

•	In January 2011 we issued an aggregate of 3,750,000 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.19, for aggregate gross proceeds of $400,000.

Each of the listed sales was exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities was made without general solicitation or advertising to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Securities Act.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

During 2010, we raised $2,399,800 of cash proceeds from the sales of unregistered securities as listed above, all of which was used for working capital and general corporate purposes, including $1,018,764 for the payment of fees, principal and interest on the BlueCrest Loan.

During the first quarter of 2011, we raised $554,500, of cash proceeds from the sales of unregistered securities.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated, May 10, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), the first approval of a study combining gene and cell therapies. Work commenced on this study, called the REGEN trial, during the first quarter of 2010. The Company suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. Work on the trial was reinitiated in 2011. Based on the results of the trial, we intend to either incorporate the combined treatment into the Marvel Trial, or continue with the Marvel Trial based on the use of Myocell alone.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including an autologous, adipose cell treatment for acute heart damage, chronic heart ischemia and critical limb ischemia. We hope to demonstrate that our various product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

Results of Operations Overview

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

We did not in 2010, and in 2011 do not expect to, generate significant revenue..Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, the purchase of heart monitoring system components, and the purchase of TGI system components.

Cost of sales was $19,765 in the twelve-month period ended December 31, 2010 compared to $205,014 in the twelve-months ended December 31, 2009. The cost per catheter sold in the twelve-month periods ended December 31, 2010 and 2009 were approximately the same.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2010, we incurred aggregate research and development costs of approximately $63.8 million related to our product candidates. We estimate that at least $12.6 million and $32.8 million of these expenses relate to our preclinical and clinical development of MyoCell, respectively, and at least $1.8 million and $3.4 million of these expenses relate to our preclinical and clinical development of MyoCath, respectively.

During the third quarter 2009, the Company received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) were completed, however, the invoicing had not been received as of September 30, 2009. As of December 31, 2010 of the $630,000 the Company still has an accrual of $510,000 for the completed contracts.

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

During 2010 and 2009, we recognized stock-based compensation expense of $248,457 and $296,838, respectively. The increase in stock based compensation from 2009 to 2010 was primarily due to stock options granted to Ascent Medical to oversee the conduct of the REGEN Clinical Trial in Jordan. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

On January 1, 2006, we adopted the provisions of ASC 718 Compensation-Stock Compensation, Share-Based Payment (“ASC 718”) using the modified prospective transition method. ASC 718 requires us to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under ASC 718, the fair value of stock options and other share-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

The fair value of share-based awards granted subsequent to January 1, 2006 is determined using the Black-Scholes valuation model and compensation expense is recognized on a straight-line basis over the vesting period of the awards. Beginning January 1, 2006, we also began recognizing compensation expense under ASC 718 for the unvested portions of outstanding share-based awards previously granted under our stock option plans, over the periods these awards continue to vest. Our future share-based compensation expense will depend on the number of equity instruments granted and the estimated value of the underlying common stock at the date of grant.

We account for certain share-based awards, including warrants, with non-employees in accordance with ASC 718 and related guidance, including EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. We estimate the fair value of such awards using the Black-Scholes valuation model at each reporting period and expense the fair value over the vesting period of the share-based award, which is generally the period in which services are provided.

Interest Expense

On June 1, 2007, we entered into the BlueCrest Loan and the Bank of America Loan, both in the principal amount of $5.0 million, with current interest rates of 12.85% and 4.75%, respectively. Interest expense in 2010 and 2009 primarily consists of interest incurred on the principal amount of the BlueCrest Loan and the Bank of America Loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Results of Operations

We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2012 if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenues

We recognized revenues of $46,383 in 2010 compared to revenues of $359,800 in 2009. Our revenue in 2010 and in 2009 was generated from the sale of MyoCath catheters, sales of the TGI system and TGI supplies, and Cardio Devices. Decrease in revenues during 2010 was attributable to a decrease in our MyoCath catheters sales of $190,500 and a decrease in TGI systems sales of $129,600.

Cost of Sales

Cost of sales was $19,765 in 2010 compared to $205,014 in 2009. The manufacturing cost per catheter sold in the twelve month period ended December 31, 2010 and 2009 were approximately the same. The decrease in cost of sales is due primarily to the decrease in sales in 2010.

Research and Development

Research and development expenses were $1.5 million in 2010, an increase of $2.0 million from research and development expenses of ($0.5) million in 2009. The increase was primarily attributable to a reduction in the amount of funds allocated to our MARVEL Trial, funds allocated to Sponsored Research, and funds allocated to Advanced R&D, offset by an increase in stock-based compensation expense, related to the Regen Clinical Trial in Jordan and gain on litigation settlement of $3.0 million in year 2009.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …”

Marketing, General and Administrative

Marketing, general and administrative expenses were $1.8 million in 2010, a decrease of $0.49 million from marketing, general and administrative expenses of $2.2 million in 2009. The decrease in marketing, general and administrative expenses is attributable, in part, to a decrease in legal fees, rent, and sales & marketing expenses.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. Interest income was $2 in 2010 compared to interest income of $21 in 2009.The decrease in interest income was primarily attributable to lower cash balances and lower interest rates earned in 2010 compared to 2009.

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

Interest expense was $2.1 million in 2010 compared to interest expense of $2.6 million in 2009. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled approximately $900,000 in 2010 and $1.2 million in 2009. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest and Bank of America Loans totaled approximately $0.96 million in 2010 compared to $0.97 million in 2009.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2010, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1.9 million in 2010 as compared to $2.0 million of cash used in 2009.

Our use of cash for operations in 2010 reflected a net loss generated during the period of $5.2 million, adjusted for non-cash items such as stock-based compensation of $248,457, amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America Loan of $975,969, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $72,262 and equity instruments issued in connection with an R&D agreement of $360,032, common stock issued in connection with accounts payable of $412,660, common stock issued to the guarantors of the Bank of America Loan of $69,159, and depreciation expense of $56,958. An increase in prepaid and other current assets of $8,592, an increase in accounts payable of $133,038, a decrease in inventory of $46,297, a decrease in receivables of $141,013, an increase in accrued expenses and deferred rent of $799,952, and a decrease in deferred revenues of $41,995, contributed to our use of operating cash in 2010.

Investing Activities

Net cash used in investing activities was $0 in 2010 as compared to $688 in 2009. All of the cash utilized in investing activities in 2009 was related to our acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.8 million in 2010 as compared to $2.1 million in 2009.

In 2010 we sold, in a private placement, shares of common stock and warrants for aggregate net cash proceeds of approximately $2.4 million.

Existing Capital Resources and Future Capital Requirements

Our MyoCell product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our MyoCell product candidate until commercialization of MyoCell, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the sale of our common stock and our incurrence of debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.

At December 31, 2010 we had cash and cash equivalents totaling $3,298 however, our working capital deficit as of such date was $11.1 million. Our independent registered public accounting firm has issued its report dated May 6, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our  Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information

Magna Group, LLC Financing

On January 7, 2011, BlueCrest Venture Finance Master Fund Limited agreed with the Company and Magna Group, LLC to split the Blue Crest note evidencing its outstanding loan with the Company into two notes aggregating the outstanding principal balance of $2,276,543, with the new note being in the principal amount of $139,729 . The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729, and modified. Additionally, Magna purchased a $25,000 convertible note from the Company.

The loans evidenced by the New Note and Convertible Note are in the nature of convertible debt evidenced by two unsecured convertible promissory notes, each bearing interest at the rate of 8% per annum, payable at maturity and each convertible into common stock of the Company at a price that is 50% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

The offer and sale of the securities was made only to accredited investors and, accordingly, is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Company will have no obligation to file any registration statement with respect to the shares, except that Magna has customary “piggyback” registration rights.

As of February 16, 2011 Magna had delivered to the Company, notices electing to convert $139,728 of the New Note into shares of the Company’s common stock. The price per share for each of the conversion ranged from $0.12 to $0.177. This required the issuance to the Magna of 959,934 unregistered shares of the Company’s common stock.

Korea Group Financing

On January 23, 2011, the Company announced that it has entered into a subscription agreement with Anc Bio Holdings, Inc., a South Korean biomedical company, and a subscription agreement with one of its U.S. agents, Bioheart Florida, LLC for a $4 million equity investment, in the aggregate. Funding of the investment will be made ratably by them in installments with 10% immediately, followed by 40% within 45 days and the remaining 50% subject to certain conditions which the Company expects to satisfy in the next 90 days.

The aggregate number of shares of common stock anticipated to be issued in connection with the investment is 25,000,000 shares. The Company will also issue to the purchasers of common stock, warrants to purchase, in the aggregate, up to 12,500,000 shares of common stock. In connection with the common stock issuance, the subscribers received “piggyback” registration rights exercisable under certain circumstances more particularly set forth in the Registration Rights Agreement entered into with each investor.

Under the terms of the subscription agreements, the Company has agreed, among other things, that:

(a) Until April 20, 2011, the Company shall not initiate or support any action to increase the number of directors serving on the Company’s Board of Directors and, subject to unforeseen circumstances outside of the Company’s control (i.e., the death or disability of a board member), the Company will not initiate or support any change to the composition of the Board of Directors’ Committees without the investors’ prior consent;

(b) The Company will provide the Investors with an estimated use of proceeds prior to the first installment payment date and the Company will utilize not less than sixty percent (60%) of such proceeds for research and development costs and clinical trial costs;

(c) The proceeds may be used to attract and hire a new Company Chief Financial Officer and the Investors, or their designee(s) will have the right to participate in the interviewing of, and the selection of, that new Chief Financial Officer; and

(d) Until April 20, 2011, the Company shall not issue more than Two Hundred, Fifty Thousand (250,000) shares of the Company’s Common Stock in connection with any single transaction (other than shares that may be issued in connection with the conversion of the existing convertible promissory note into such shares of common stock by Magna Group, LLC).

Funding of the investment was to be made ratably by them in installments with 10% immediately, followed by 40% within 45 days and the remaining 50% subject to certain conditions which the Company expected to satisfy within 90 days. The first installment of $400,000 was received upon execution of the agreement. On March 11th the Company announced that was engaged in discussions with ANC and BF to determine new timing for the funding of the remaining installments. As of April 18, 2011, the second installment had not been received from either ANC or BF. Accordingly, on April 18, 2011 the Company delivered a written notice of default and termination to each of ANC and BF, in respect of the subscription agreements. The notice states that it is being given as a result of the breach by each of ANC and BF of their respective payment obligations under the Agreements. As a result of these breaches, we have decided to immediately cause the removal of Mr. Quiros from our Board of Directors and take such other action as may be necessary to enforce our rights and remedies under the subscription agreements, including the termination of all rights of AnC Bio and BHFL under the subscription agreements.

Increase to Authorized Common Stock

As of December 31, 2010, our Articles of Incorporation authorized us to issue up to 75,000,000 shares of common stock, par value $0.001 per share. The Board of Directors proposed, and on January 13, 2011 (the “Record Date”) the holders of a majority of the Company’s issued and outstanding voting common shares as of the Record Date approved, an increase in the number of authorized shares of the common stock from 75,000,000 shares to 195,000,000 shares. On January 21, 2011 the Company filed a 14C Information Statement with the Securities and Exchange Commission.  Following approval by the Securities and Exchange Commission and upon the filing of the Certificate of Amendment to the Articles of Incorporation, the Company’s will be authorized to issue a total of 195,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of May 4 2011

Mike Tomas	45	Director, President and Chief Executive Officer
Howard J. Leonhardt	49	Director, Chief Technology Officer
William P. Murphy, Jr., M.D.	87	Director, Chairman of the Board
Bruce C. Carson	48	Director
Richard T. Spencer III	75	Director
Mark P. Borman	56	Director
Charles A. Hart	50	Director
Sam Ahn	57	Director
Ariel Quiros	54	Director
Catherine Sulawske-Guck	42	Chief Operating Officer
Kristin Comella	34	Chief Scientific Officer

Executive Officers and Directors

 Mike Tomas. Mr. Mike Tomas was appointed President and Chief Executive Officer and a member of our Board of Directors on June 19, 2010. Mike Tomas was appointed as the Company’s President and Chief Executive Officer, and as a director on June 19, 2010. Mr. Tomas has been President for the past nine years of The ASTRI Group, an early stage private equity investment company in Florida with an investment in Bioheart since 2001. In 2003, he joined Bioheart’s board as the independent representative of The ASTRI Group. ASTRI provides capital, business development and strategic marketing support to emerging private companies. Mr. Tomas will continue to serve as President of The ASTRI Group. Previously from 1983 to 2001, Mr. Tomas held ascending executive positions including Chief Marketing Officer at Avantel, a $1 billion dollar joint venture with MCI. Upon retiring from MCI and WorldCom, Tomas joined other ex-MCI executives and helped raise $40M in venture capital to form Ineto, an integrated customer communications software solution that was successfully sold in 2001. Today Mr. Tomas sits on the boards of Perimeter Internetworking (SaaS providing secure transfer of information for medical and financial institutions), Avisena (revenue cycle management for medical practices) and Total Home Health (Medicare-certified home care provider).  Mr. Tomas is also the current chairman of the Global Entrepreneurship Center at Florida International University and a founding coach/mentor at the University of Miami’s Launch Pad at the Toppel Center.  Mr. Tomas holds a Masters of Business Administration from the University of Miami and a Bachelors degree from Florida International University. This experience, together with his other board experience and his extensive experience in strategic development, makes him well-qualified to serve on, and a valuable member of, our Board of Directors.

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

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since May 2009. He is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. Mr.

Borman brings small-company entrepreneurial passion and larger-company disciplines. In addition to the valuable experience he gained working with entrepreneurs and their startups from 2009 to present, Mr. Borman has experience with global, NASDAQ- and NYSE-listed companies in various executive and financial roles. He most recently served as Corporate Officer, Treasurer and Vice President of Investor Relations with ADC Telecommunications. During his career, Mr. Borman has held positions with General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KPMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his M.B.A. from the University of Chicago Graduate School of Business.  He is a Certified Public Accountant and Chartered Financial Analyst and has experience as an advisor, board member, faculty, speaker, and mentor. Mr. Borman’s accounting and audit experience, his other board experience, and his transactional and capital markets experience, make him well-qualified to serve on, and a valuable member of, our Board of Directors.

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

Sam Ahn. Dr. Ahn previously served as a member of the Company's Board of Directors from January 2001 thru September 2008. Dr Ahn was one of the early pioneers in developing the field of endovascular surgery by coordinating and leading the first endovascular training courses in the US and Europe as well as developing some of the endovascular devices and techniques currently in clinical use today. He is a former Professor of Surgery in the Division of Vascular Surgery at UCLA, where he was also the Director of the Endovascular Surgery Program. In 2006 Dr. Ahn founded Vascular Management Associates, Inc., a consulting and management firm that sets up outpatient endovascular centers across the US. VMA has set up 8 such sites to date and is on track to set up two more this year. In 2008, he co-founded Wright-Ahn Technology, LLC, to develop and commercialize endovascular devices. In 2009, he co-founded MediBank International, LLC, a global healthcare IT Company. Dr. Ahn graduated from the University of Texas, Southwestern Medical School in Dallas, and received his general and vascular surgical residency training at UCLA. He also earned his MBA from the UCLA Anderson School of Management in August, 2004. Dr. Ahn sits on five vascular journal editorial boards, and has published over 120 peer-reviewed manuscripts, 50 book chapters, and five textbooks, including the first and definitive textbook on Endovascular Surgery. During the past eighteen years he has consulted for over 50 biomedical companies, both new and established, and has authored over 15 patents. Dr. Ahn's experience as a medical professional, together with his experience with us, makes him well-qualified to serve on, and a valuable member of, the Company's Board of Directors.

Ariel Quiros. Mr. Quiros has served as a member of the Company’s Board of Directors since February 2011. Mr. Quiros is the President of US operations of AnC Bio Holdings, Inc, a publicly listed company on the Korea Stock Exchange (KS039670) founded in 1999. AnC Bio owns a state of the art cGMP cell culturing facility for stem cell therapies including research, development, and manufacturing of biomedical devices and therapies.  Mr. Quiros is also a director and principal of GSI Group, a raw materials procurement company for the South Korean manufacturing community with offices in Seoul, Beijing, Sydney, Hong Kong and Miami. Mr. Quiros’ was appointed to the Board in connection with the recent financing with AnC Bio. On April 18, 2011 the Company delivered a notice of default to AnC Bio arising out of its failure to satisfy its funding obligations in connection with the financing and advising AnC Bio that it would seek removal of Mr. Quiros from the Board of Directors.

Catherine Sulawske-Guck. Ms. Catherine Sulawske-Guck was appointed Chief Operating Officer in July 2010. From January 2007 to June 2010, Ms. Sulawske-Guck served as our Vice President of Administration and Human Resources. Ms. Sulawske-Guck joined Bioheart in the full-time capacity as Director of Administration and Human Resources in January 2004 after having served us in a consulting capacity since December 2001. Prior to joining Bioheart, from May 1989 until November 2001, Ms. Sulawske-Guck served as Director of Operations and Customer Service for World Medical Manufacturing Corporation, a subsidiary of Medtronic. Ms. Sulawske-Guck’s operations experience in the biotechnology and medical device industry make Ms. Sulawske-Guck well-qualified to be a part of, and a valued member of, our management team.

Kristin Comella. Ms. Comella was appointed Chief Scientific Officer in September 2010. Ms. Comella has served as our Vice President of R&D and Corporate Development since December 2008 and has played a major role in managing our product development, manufacturing and quality systems since joining Bioheart in 2004. Ms. Comella has 12 years of industry experience with expertise in regenerative medicine, training and education, research and product development, and currently serves on multiple advisory boards in the stem cell arena. Ms. Comella has over ten years of cell culturing experience including building and managing the stem cell laboratory at Tulane University's Center for Gene Therapy and developing stem cell therapies for osteoarthritis at Osiris Therapeutics. Ms. Comella holds an M.S. in Chemical Engineering from The Ohio State University and a B.S. in Chemical Engineering from the University of South Florida. Ms. Comella’ s stem cell therapy expertise and management experience make Ms. Comella well qualified to be a part of, and valued member of, our management team.

 Family Relationships

There are no family relationships among our executive officers and directors, except that Mr. Leonhardt is the former brother-in-law of Catherine Sulawske-Guck.

Shareholder Recommendations for Board Nominees

Our Governance & Nominating Committee is tasked with, among other things, assisting the Board by identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next Annual Meeting of Shareholders. Directors currently serving on our Governance & Nominating Committee are: Richard T. Spencer III, whom serves as Chairperson of the Governance and Nominating Committee, Mr. Borman and Dr. Ahn. Our Board of Directors has determined that Mr. Borman is an independent director under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

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

Independence of Directors

Our Board of Directors has determined that Mr. Borman, Mr. Hart, and Mr. Carson, are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Mr. Quiros is the director nominated by the investors in the financing transaction completed in January 2011, pursuant to a director nomination right afforded the investors.

 Audit Committee

The Board of Directors has a standing Audit Committee. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy and Mr. Hart. Our Board of Directors has determined that Mr. Borman and Mr. Hart are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act and that Mr. Borman qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

The Board of Directors intends to on a periodic basis evaluate the Audit Committee and examine the independence of each of the members of the Board and their qualifications as a financial expert for purposes of considering their service on the Audit Committee.

Compensation Committee

The Board of Directors has a standing Compensation Committee. The members of our Compensation Committee are: Bruce Carson, who serves as Chairperson of the Compensation Committee, Mr. Spencer, Mr. Hart and Mr. Quiros. Our Board of Directors has determined that Mr. Carson and Mr. Hart are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2010, the Board of Directors held 4 regular meetings in person and 8 special telephonic meetings.  Each regular meeting was attended by all of the members of the Board, except one meeting missed by one Board Member.

During 2010, the Audit Committee held 4 meetings.  These meetings were attended by all members of the Audit Committee.

During 2010, the Compensation Committee held 3 meetings.  These meetings were attended by all members of the Compensation Committee.

During 2010, the Nominating Committee held 4 meeting.  The meeting was attended by all members of the Nominating Committee.

All of our directors attend at least 75% of the regular meetings and 75% of the meetings of the Board committees upon which each served as a member.  The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2010.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defending any proceeding brought against him, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred by him in connection with the proceeding.

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

Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2010 and through the date hereof except for one late Form 4 filed by Mr. Hart, one late Form 4 filed by Mr. Leonhardt, one late Form 3 filed by Dr. Ahn. As of the date hereof, however, all late filings have been filed.

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

Discretionary Annual Bonus. In addition to base salaries, our Board of Directors has the authority to award discretionary annual bonuses to our executive officers. In 2010, the Board of Directors did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Board of Directors believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Board of Directors. Each executive officer is eligible for a discretionary annual bonus up to an amount equal to 50% of such executive officer’s salary.

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

In 2010, we made stock option grants to two of our named executive officers. In 2009, we did not make any stock option grants to our named executive officers.

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

 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2010, December 31, 2009, and 2008, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and the Named Executive Officers.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Mike Tomas (2) President, Chief Executive Officer	2010	151,666	—	—	110,000(3)	—	261,666

Howard J. Leonhardt (4) Chief Technology Officer	2010 2009 2008	104,278 129,831 150,000	— — —	— — —	— — —	— — —	104,278 129,831 150,000

William H. Kline (5)	2009	5,000	—	—	—	—	5,000
Former Chief Financial	2008	130,000	—	—	240,000(6)	—	370,000
Officer

Karl E. Groth Ph.D. (7)	2010	—	—	—	—	—	—
Former Chairman & Chief Executive Officer	2009 2008	— —	— —	— —	— —	— —	— —

Peggy A. Farley (8)	2010	—	—	—	—	—	—
Former Chief Operating & Financial Officer	2009 2008	— —	— —	— —	— —	— —	— —

Catherine Sulawske-Guck (9) Chief Operating Officer	2010	106,000	—	—	13,099(10)	—	119,099

Kristen Comella (11) Chief Scientific Officer	2010	105,000	—	—	—	—	105,000

(1)	Amount reflects the expensed fair value of stock options in 2009, 2008 and 2007, calculated in accordance with SFAS No. 123(R).
(2)	Mr. Tomas was appointed Chief Executive Officer & President on June 18, 2010.
(3)	Represents 2010 expensed fair value of options to purchase 500,000 shares of our common stock granted September 18, 2010, with an exercise price of $0.50 per share, vesting in four equal installments on each of June 18, 2011, June 18, 2012, June 18, 2013 and June 18, 2014.
(4)	Mr. Leonhardt also served as our Chief Executive Officer from July 2008 through August 2009.
(5)	Mr. Kline commenced his employment with us in August 2006 and resigned effective January 2009.
(6)	Represents the 2008 expensed fair value of options to purchase 154,445 shares of our common stock granted August 7, 2006, with an exercise price of $5.67 per share, vesting in four equal installments on each of August 7, 2007, August 7, 2008, August 7, 2009 and August 7, 2010. Vested options expired 90 days subsequent to the date of termination of employment. All unvested options expired upon the date of termination of employment.
(7)	Dr. Groth served as Chief Executive Officer from August 2009 until June 2010 without compensation.
(8)	Ms. Farley served as Chief Operating and Financial Officer from August 2009 until July 1, 2010 without compensation.
(9)	Ms. Sulawske-Guck was appointed Chief Operating Officer on July 1, 2010.
(10)	Represents 2010 expensed fair value of options to purchase 22,584 shares of our common stock granted February 10, 2010, with an exercise price of $0.68 per share, vesting in four equal installments on each of February 10, 2011, February 10, 2012, February 10, 2013 and February 10, 2014.
(11)	Ms. Comella was appointed Chief Scientific Officer on September 24, 2010.

Our Stock Option Plans

1999 Officers and Employees Stock Option Plan and the 1999 Directors and Consultants Stock Option Plan

In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010 the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

Options Available for Issuance

There are an aggregate of 3,088,898 shares of common stock authorized for options grants under the Plans. As of December 31, 2010, an aggregate of 559,835 shares of common stock were available for grant under the Plans. The options to be delivered under the Plans will be made available, at the discretion of the Board of Directors, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason such number of shares will no longer count against the shares authorized under the Plans and may again be granted under the Plans.

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

Bioheart Omnibus Equity Compensation Plan In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2010, an option to purchase 500,000 shares of our common stock has been issued under the Omnibus Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2010.

	Number of Securities Underlying		Option
	Unexercised Options and Warrants		Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Howard J. Leonhardt	23,167	—	5.67	12/31/2011
	3,212	—	5.67	12/31/2015
Mike Tomas	—	500,000	0.50	06/18/2020

Catherine Sulawske-Guck	15,444	—	0.71	01/10/2014
	309	—	0.71	12/30/2015
	9,267	—	0.71	01/01/2017
	17,228	—	0.71	01/08/2019
	1,292	3,876	0.74	03/13/2019
	10,000	30,000	0.85	05/28/2019
	5,646	16,938	0.68	02/10/2020

Kristin Comella	12,356	—	0.71	08/31/2014
	24,712	—	0.71	02/19/2005
	618	—	0.71	12/30/2015
	9,267	—	0.71	04/18/2016
	6,178	—	0.71	01/01/2017
	4,875	1,625	0.71	10/16/2017
	19,700	—	0.71	01/09/2019
	739	2,216	0.74	03/13/2019
	7,500	22,500	0.85	05/28/2019

Option Exercises

In March 2009, one of our Named Executive Officers exercised an option to purchase 40,000 shares of our common stock at an exercise price of $0.80.

In 2010, 2008 and 2007, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

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

Director Compensation

As of December 31, 2010 we had six non-employee directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred. In consideration of the extraordinary time and effort dedicated to the Company by the members of the Board of Directors throughout the IPO process and in consideration of the lack of stock option grants to directors in the fiscal year ended December 31, 2007 (notwithstanding the Company’s policy of providing grants each September), the Company, effective as of the close of business immediately after the Company’s Form S-8 Registration Statement became effective in 2008, granted to each director an option to purchase 35,000 shares of common stock. We did not grant any stock options to our non-employee directors in 2009. Accordingly, in the fiscal year ended December 31, 2009, no compensation was awarded to our non-employee directors. In 2010, we granted to each non-employee director an option to purchase 10,000 shares of common stock for each quarter served during the 2009 fiscal year.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, nor served in 2010, 2009 or 2008, on the board of directors or compensation committee of a company with an executive officer serving on our Board of Directors or Compensation Committee.

In August 2007, we entered into a research agreement with an affiliate of Ms. Farley and Dr. Groth, both former directors of the Company, pursuant to which we agreed to pay an aggregate fee of $150,000 for the research services contracted for. We paid $75,000 of this fee in 2007, $10,000 in 2008, and the balance was paid in 2009.

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the Company, namely the REGEN Trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”). The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D. and Peggy A. Farley, who were, respectively, the then current Chief Executive Officer and the Chief Operating Officer of the Company. As of December 31, 2010 a total of 837,212 shares of the Company’s common stock and warrants to purchase 158,856 were issued. Approvals for the REGEN Trial were not provided to the Company by Ascent and patient enrollment in the never began. The Company has suspended, indefinitely, all activity with Ascent Medical respective to the REGEN Trial. On December 16, 2010, the Company received a written notice from Ascent terminating the Master Services Agreement. The Company disputes that Ascent has grounds for terminating the Master Services Agreement or is entitled to further compensation thereunder. However, as the REGEN Trial approvals were not provided to the Company and all activity with Ascent Medical respective to the trial has been suspended indefinitely, the termination of the Master Services Agreement is not material to the Company.

No person who served on our Compensation Committee in 2010 had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership(1) of our common stock as of March 15, 2011, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of Bioheart and by all of our directors and named executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Mike Tomas, President, CEO and Director	44,738(3)	*

Howard Leonhardt, Chief Technology Officer, Director	9,343,009(4)	13.2

Catherine Sulawske-Guck, Chief Operating Officer	99,763 (5)	*

Kristin Comella, Chief Scientific Officer	86,684 (6)	*

William P. Murphy, Director	6,696,356(7)	9.5

Bruce Carson, Director	419,413(8)	*

Richard T. Spencer, III, Director	306,673(9)	*

Charles A. Hart, Director	1,811,340(10)	2.6

Sam Ahn, Director	2,468,701(11)	3.5

Mark P. Borman, Director	50,485(12)	*

BlueCrest Venture Finance Master Fund Ltd.	3,137,838(13)	4.4

William P. Murphy Jr. 2000 Revocable Trust	3,266,653 (14)	4.6

Beverly P. Murphy 2000 Revocable Trust	3,266,666(15)	4.6

Beverly P. Murphy	6,533,319(16)	9.2

Brenda Leonhardt	4,991,311(17)	7.0

Ariel Quiros, Director	25,200,917(18)	35.6

AncBio Holdings, Inc.	13,333,330(19)	18.8

Bioheart Florida, LLC	11,853,337(20)	16.7

All officers and directors as a group (10 persons)	43,087,885	65.7

 *   Less than 1%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2011 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 1, 2011 have been exercised.

(2)	Applicable percentage ownership is based on 64,239,496 shares of common stock outstanding (or entitled to be acquired) as of March 1, 2011.

(3)	Shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power.

(4)	Shares are directly and jointly held by Mr. Leonhardt and his former spouse. Includes (i) 26,379 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 407,738 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share and (iii) an aggregate of 1,030,989 shares issuable upon the exercise of presently exercisable warrants at an average exercise price of $0.85.

(5)	Shares are jointly owned by Ms. Sulawske-Guck and her spouse. Includes (i) 42,248 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.71 per share (ii) 1,292 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.74 per share, (iii) 10,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.85 per share (iv) 5,646 shares issuable within 60 days upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share and (v) 1,292 shares issuable within 60 days upon the exercise of presently exercisable stock options at an exercise price of $0.74 per share.

(6)	Includes (i) 77,706 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.71 per share (ii) 739 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.74 per share (iii) 7,500 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.85 per share and (iv) 739 shares issuable within 60 days upon the exercise of presently exercisable stock options at an exercise price of $0.74 per share.

(7)	Shares are directly owned by trusts controlled by Dr. Murphy and his spouse. Includes (i) 12,356 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share and (iv) 69,503 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share, (v) 42,255 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.85 per share, and (vi) 27,000 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(8)	Consists of (i) 129,734 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share and (iv) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.68.

(9)	Includes (i) 67,957 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share and (v) 139,003 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(10)	Includes (i) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share, (ii) 50,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.92 per share, (iii) 17,280 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $2.60 per share, (iv) 183,672 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.59 per share, (vi) 26,316 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.68 per share, (vii) 22,059 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.82 per share, and (ix) 108,963 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.64 per share.

(11)	Includes (i) 67,956 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 34,752 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share and (v) 497,373 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.65 per share.

(12)	Includes (i) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share and (ii) 7,035 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(13)	Consists of (i) 65,030 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share, (ii) 1,315,542 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.53 per share, (iii) 909,090 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.66 per share and (iv) 848,176 shares issuable upon exercise of presently exercisable warrants at an exercise price of $0.7074. The natural persons who have voting or investment control over the shares is actually held by BlueCrest Capital Management Guernsey LP, as sub-advisor to BlueCrest Capital Management LLP, which is investment manager of BlueCrest Venture Finance Master Fund Limited.

(14)	Shares are held by William P Murphy Jr. 2000 Revocable Trust over which Dr. Murphy has shared voting and investment power. Includes (i) 21,126 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.85 per share, (ii) 13,500 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(15)	Shares are held by Beverly P Murphy 2000 Revocable Trust over which Dr. Murphy has shared voting and investment power. Includes (i) 21,129 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.85 per share, (ii) 13,500 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(16)	Shares are held by the Beverly P Murphy 2000 Revocable Trust & the William P Murphy Jr. 2000 Revocable Trust over which Mrs. Murphy has shared voting and investment power. Includes (i) 42,255 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.85 per share, (ii) 27,000 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(17)	Shares are jointly held by Mrs. Leonhardt and her former spouse. Includes 407,738 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(18)	Shares are held or entitled to be acquired by AnCBio Holdings, Inc. and Bioheart Florida, LLC over which Mr. Quiros has shared voting or investment power.

(19)	Shares are held or entitled to be acquired by AnCBio Holdings, Inc. over which Mr. Quiros has shared voting or investment power.

(20)	Shares are held or entitled to be acquired by Bioheart Florida, LLC over which Mr. Quiros has shared voting or investment power.

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

In March 2009, the Company’s Chief Science and Technology Officer and his former spouse repaid $3.0 million of principal and a pro rata portion of accrued interest on behalf of the Company. The Company in 2009 owed this $3.0 million to the Company's Chief Science and Technology Officer and his former spouse. This liability was reflected on the Company’s consolidated balance sheet on a separate line titled “Subordinated related party loan.” This amount continued to accrue interest at an annual rate of the prime rate plus 5.0%. During the year ended December 31, 2010, $1,500,000 was converted to common stock, the remaining $1,500,000 is outstanding as of December 31, 2010.

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

As of September 30, 2010, the outstanding obligation to Bank of America was approximately $1.3 million plus interest. On October 25, 2010 the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% that was used to refinance the Company’s loan with Bank of America. In addition, a member of the Company’s Board of Directors whom was also one of the guarantors of the Bank of America loan paid down the remaining debt of $367,244.

Other

In 2010, the Company entered into a research agreement with an entity controlled by Ms. Farley and Dr. Groth, both former directors of the Company, with funding for the project emanating from venture capital funds controlled by the same two people. In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. were to be issued a total of 1,044,451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices

20% above the price at which the related common was to be issued. As of December 31, 2010 a total of 837,212 shares of the Company’s common stock and warrants to purchase 158,856 were issued. Approvals for the REGEN Trial were not provided to the Company by Ascent and patient enrollment in the REGEN Trial never began. The Company has suspended, indefinitely, all activity with Ascent Medical respective to the REGEN trial. On December 16, 2010, the Company received a written notice from Ascent terminating the Master Services Agreement. The Company disputes that Ascent has grounds for terminating the Master Services Agreement or is entitled to further compensation thereunder. However, as the REGEN Trial approvals were not provided to the Company and all activity with Ascent Medical respective to the REGEN Trial has been suspended indefinitely, the termination of the Master Services Agreement is not material to the Company.

In February 2010, the Company sold to four members of the Board of Directors, in a private placement, an aggregate of 121,450 shares of the Company’s common stock and warrants to purchase 36,435 shares of the Company’s common stock for aggregate gross cash proceeds of $70,441.

In February 2010 the Company’s Chief Technology Officer and his spouse filed for divorce. Pursuant to the divorce, their jointly owned shares and their ownership of the loan to Bioheart which they hold as a result of their payment of $3 million of principal and related interest to Bank of America on behalf of Bioheart, would be divided equally between them. As a result, the Chief Technology Officer’s common shares were then reduced to 2,513,840 and his percentage shareholding of the Company to 13.8%, with his former spouse assuming ownership of the same number of common shares and percentage shareholding of the Company. Their commonly owned loan and related interest, as of March 29, 2010, $4,140,201, has been equally split. The Chief Technology Officer on March 29, 2010, elected to convert his portion of the loan and related interest to restricted common stock and warrants. As a result, Howard Leonhardt, the Company’s Chief Technology Officer, beneficially owns approximately 13% of the Company as of March 15, 2011.

During the twelve month period through December 2010 three Board Members and two shareholders advanced the Company an aggregate of $1,541,957. As of December 31, 2010 the Company has converted an aggregate of $1,118,957 to the Company’s common stock. The Company has executed promissory notes for the remaining $423,000.

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

On February 2, 2010, Bioheart, Inc. (the “Company”) and the Ascent Medical Product Development Centre Inc. (“Ascent”) entered into an agreement whereby Ascent would oversee the conduct of a Phase I Clinical Trial for the

Company, namely the REGEN trial. Ascent is owned by the Ascent Medical Technology Fund II, LP, (the “Fund”). The Fund’s General Partner is Ascent Private Equity II, LLC, which is controlled by Karl E. Groth, Ph.D. and Peggy A. Farley, who were, respectively, the Chief Executive Officer and the Chief Operating Officer of the Company. Dr. Groth and Ms. Farley have since resigned as Officers and Directors of the Company. Approvals for the REGEN Trial were not provided to the Company by Ascent and patient enrollment in the REGEN Trial never began. The Company has suspended, indefinitely, all activity with Ascent Medical respective to the REGEN trial. On December 16, 2010, the Company received a written notice from Ascent terminating the Master Services Agreement. The Company disputes that Ascent has grounds for terminating the Master Services Agreement or is entitled to further compensation thereunder. However, as the REGEN Trial approvals were not provided to the Company and all activity with Ascent Medical respective to the REGEN Trial has been suspended indefinitely, the termination of the Master Services Agreement is not material to the Company.

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

Board Committee Independence

Our Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Governance & Nominating Committee.

Audit Committee

The members of our Audit Committee from January 1, 2010 through February 20, 2010 included Ms. Farley, who served as Chairperson of the Audit Committee, Dr. Groth and Mr. Borman. On February 10, 2010 Mr. Borman replaced Ms. Farley Chairperson of the Committee. Dr. Murphy and Ms. Jones were both appointed to the Audit Committee to replace Dr. Groth and Ms. Farley. On June 18, 2010 Ms. Jones resigned from the Board of Directors and the Audit Committee. On November 16, 2010 Mr. Hart was appointed to the Committee. As of December 31, 2010 our Audit Committee consists of Mr. Borman as Chairperson of the Audit Committee, Dr. Murphy and Mr. Hart. The Board of Directors has determined that Mr. Borman and Mr. Hart are independent pursuant to the NASDAQ Rules and Rule 10A-3 under the Exchange Act.

Compensation Committee

The members of our Compensation Committee from January 1, 2010 through February 10, 2010 included Bruce Carson who served as Chairperson of the Compensation Committee, Dr. Groth and Mr. Hart. On February 10, 2010 Ms. Farley replaced Dr. Groth. On August 13, 2010 Ms. Farley resigned from the Board of Directors and the Compensation Committee. .On November 16, 2010 Mr. Spencer was appointed to the Compensation Committee. As of December 31, 2010 the members of our Compensation Committee include Mr. Carson, who serves as Chairperson of the Compensation Committee, Mr. Spencer, and Mr. Hart. The Board of Directors has determined that Mr. Carson and Mr. Hart are independent pursuant to the NASDAQ Rules and Rule 10A-3 under the Exchange Act.

Governance & Nominating Committee

The members of our Governance & Nominating Committee from January 1, 2010 through February 10, 2010 included Dr. Groth who served as Chairperson, Mr. Carson and Ms. Farley.. On February 10, 2010 Ms. Jones replaced Dr. Groth as Chairperson of the Governance & Nominating Committee and Mr. Spencer and Mr. Borman replaced Mr. Carson and Ms. Farley. On June 18, 2010 Ms. Jones resigned from th Board of Directors and the Audit

Committee. On November 16, 2010 Mr. Spencer was appointed as Chairperson of the Governance & Nominating Committee and Dr. Ahn was appointed to the Committee. As of December 31, 2010 the members of our Governance and Nominating Committee include Mr. Spencer, Mr. Borman and Dr. Ahn. The Board of Directors has determined that Mr. Borman is independent pursuant to the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

         On January 13, 2009, the Chairman of the Audit Committee received a letter from Grant Thornton LLP (“Grant Thornton”) notifying the Company of Grant Thornton’s resignation as the Company’s independent registered public accounting firm. On February 12, 2009, the Company engaged Jewett Schwartz Wolfe & Associates to serve as the Company’s independent registered public accounting firm. Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by our independent registered public accounting firms are as follows:

Types of Fees	2010	2009
Audit Fees (1)	$73,000	$96,900
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual consolidated financial statements or the reviews of the interim financial statements.

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

All of the 2010 and 2009 fees paid to Jewett Schwartz Wolfe & Associates described above were pre-approved by the Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

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
10.28(11) 10.29 (19) 10.29(19)

Form of Registration Rights Agreement for October 2008 Private Placement

Master Services Agreement with Ascent Medical Product Development Centre Inc.

10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith

10.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19) 10.35**(20)	Closing Confirmation of Conversion Election, dated July 23, 2009 Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Letter of Intent with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.

10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.

14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
23.1*	Consent of RBSM LLP
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Indicates management contract or compensatory plan.

(1)     Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007

(2)     Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007

(3)     Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007

(4)     Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007

(5)     Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007

(6)     Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007

(7)     Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007

(8)     Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008

(9)     Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008

(10)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008

(11)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008

(12)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009

(13)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009

(14)  Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009

(15)  Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009

(16)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009

(17)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009

(18)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009

(20) Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010

.

(21) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.

(22) Incorporated by referent to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010.

(23) Incorporated by referent to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.

(24) Incorporated by referent to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
Dated: May 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below, hereby authorizes Catherine Sulawske-Guck and Mike Tomas, or either of them, as attorneys in fact to sign on his or her behalf, individually, in each capacity stated below, and to file all amendments or supplements to this annual report on Form 10-K.

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	May 10, 2011
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer & Director	May 10, 2011
Mike Tomas

/s/ Mark P. Borman	Director	May 10, 2011
Mark Borman

/s/ Bruce C. Carson	Director	May 10, 2011
Bruce C. Carson

/s/Howard Leonhardt	Director	May 10, 2011
Howard Leonhardt

/s/ Richard T. Spencer III	Director	May 10, 2011
Richard T. Spencer III

/s/ Charles A. Hart	Director	May 10, 2011
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	May 10, 2011
Samuel S. Ahn, MD, MBA

FORM 10-K -- ITEM 8

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2010	F-10

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bioheart, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida  33325

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from August 12, 1999 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period from August 12, 1999 (date of inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 31, 2010, except for Note 2, as to which the date is May 10, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from August 12, 1999 (date of inception) to December 31, 2009 reflect a net loss after restatement of $ 101,164,765. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from August 12, 1999 (date of inception) through December  31, 2009, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Bioheart, Inc. and its wholly owned subsidiaries (a development stage enterprise) as of  December  31, 2010, and the results of their operations and their cash flows for the year ended December  31, 2010, and for the period from August 12, 1999 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $ 106,324,220 since inception. In addition, as of December 31, 2010 the Company’s current liabilities exceed its current assets by $11,099,660. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
May 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bioheart, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida  33325

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009 and for the period from  August 12, 1999 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioheart, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 and for the period August 12, 1999 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the Company restated its financial statements for the above periods primarily for correcting the application of accounting principles in the recognition of debt discounts as a result of share based consideration given to certain debt holders.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 31, 2010, except for Note 2 as of May 10, 2011

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	(Restated) 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,298	$75,031
Accounts receivable, net	1,266	142,279
Inventory	153,617	199,914
Prepaid and other	34,322	25,729
Total current assets	192,503	442,953

Property and equipment, net	47,439	104,397

Other assets	68,854	68,854

Total assets	$308,796	$616,204

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,050,161	$1,911,893
Accrued expenses	3,581,445	3,530,246
Advances, related party	238,000	—
Deferred revenue	465,286	507,281
Subordinated debt, related party	1,500,000	—
Notes payable, related party	225,000	—
Notes payable, net of debt discount	3,232,271	2,817,748
Total current liabilities	11,292,163	8,767,168

Long term debt:
Deferred rent	—	857
Subordinated debt, related party	—	3,000,000
Note payable, long term	1,032,827	2,276,543
Total long term debt	1,032,827	5,277,400

Total liabilities	12,324,990	14,044,568

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 37,545,865 and 20,035,684 shares issued and outstanding as or December 31, 2010 and 2009	37,545	20,036
Additional paid in capital	94,274,281	87,775,900
Subscriptions receivable	(3,800)	(59,536)
Deficit accumulated during development stage	(106,324,220)	(101,164,764)
Total stockholders' deficit	(12,016,194)	(13,428,364)

Total liabilities and stockholders' deficit	$308,796	$616,204

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			(Restated) From August 12,
	Year ended December 31,		1999 (date of
		(Restated)	Inception) to
	2010	2009	December 31, 2010
Revenue	$46,383	$359,800	$1,191,056
Cost of sales	19,765	205,014	550,140
Gross profit	26,618	154,786	640,916

Operating expenses:
Research and development	1,467,078	(508,811)	63,825,651
Marketing, general and administrative	1,768,612	2,259,521	32,532,937
Depreciation and amortization	56,958	177,398	851,362
Total operating expenses	3,292,648	1,928,108	97,209,950

Net loss from operations	(3,266,030)	(1,773,322)	(96,569,034)

Other income (expenses):
Development revenues	—	—	117,500
Interest income	2	21	762,277
Other income	245,554	—	245,554
Interest expense	(2,138,982)	(2,662,455)	(10,880,517)
Total other income (expenses)	(1,893,426)	(2,662,434)	(9,755,186)

Net loss before income taxes	(5,159,456)	(4,435,756)	(106,324,220)

Income taxes (benefit)	—	—	—

NET LOSS	$(5,159,456)	$(4,435,756)	$(106,324,220)

Net loss per common share, basic and diluted	$(0.19)	$(0.25)

Weighted average number of common shares outstanding, basic and diluted	27,167,539	17,647,210

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2010

								Deficit
								Accumulated
	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, August 12, 1999 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	4,324,458	4,324	395,676	—	—	—	400,000
Stock based compensation	—	—	—	—	98,000	(98,000)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	49,000	—	—	49,000
Net loss	—	—	—	—	—	—	—	(903,290)	(903,290)
Balance, December 31, 1999	—	—	4,324,458	4,324	493,676	(49,000)	—	(903,290)	(454,290)
Issuance of common stock, net of issuance costs of $61,905	—	—	1,493,575	1,494	9,607,201	—	—	—	9,608,695
Stock based compensation	—	—	—	—	2,559,000	(2,559,000)	—	—	—
Fair value of warrants issued in exchange for licenses and intellectual property	—	—	—	—	5,220,000	—	—	—	5,220,000
Amortization of stock based compensation	—	—	—	—	—	1,080,692	—	—	1,080,692
Contributed capital	—	—	—	—	1,050,000	—	—	—	1,050,000
Common stock issued in exchange for services	—	—	7,964	8	51,993	—	—	—	52,001
Net loss	—	—	—	—	—	—	—	(14,113,933)	(14,113,933)
Balance, December 31, 2000	—	—	5,825,997	5,826	18,981,870	(1,527,308)	—	(15,017,223)	2,443,165
Issuance of common stock, net of issuance costs of $98,996	—	—	985,667	986	6,282,018	—	—	—	6,283,004
Stock based compensation	—	—	—	—	779,000	(779,000)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,523,000	—	—	1,523,000
Conversion of contributed capital to common stock	—	—	81,084	81	(81)	—	—	—	—
Common stock issued in exchange for services	—	—	8,291	8	53,993	—	—	—	54,001
Net loss	—	—	—	—	—	—	—	(8,173,464)	(8,173,464)
Balance, December 31, 2001	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$(23,190,687)	$2,129,706

See the accompany notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2010

								Deficit
								Accumulated
	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2001	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$(23,190,687)	$2,129,706
Issuance of common stock	—	—	1,092,883	1,093	7,075,105	—	—	—	7,076,198
Stock based compensation	—	—	—	—	143,521	(143,521)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	613,083	—	—	613,083
Common stock issued in exchange for services	—	—	35,137	35	227,468	—	—	—	227,503
Net loss	—	—	—	—	—	—	—	(9,257,954)	(9,257,954)
Balance, December 31, 2002	—	—	8,029,059	8,029	33,542,894	(313,746)	—	(32,448,641)	788,536
Issuance of common stock	—	—	561,701	562	3,181,712	—	—	—	3,182,274
Stock based compensation	—	—	—	—	(155,893)	155,893	—	—	—
Amortization of stock based compensation	—	—	—	—	—	79,371	—	—	79,371
Common stock issued in exchange for services	—	—	144,300	144	823,743	—	—	—	823,887
Net loss	—	—	—	—	—	—	—	(6,037,528)	(6,037,528)
Balance, December 31, 2003	—	—	8,735,060	8,735	37,392,456	(78,482)	—	(38,486,169)	(1,163,460)
Issuance of common stock	—	—	808,570	809	4,580,104	—	—	—	4,580,913
Stock based compensation	—	—	—	—	637,858	(637,858)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	148,812	—	—	148,812
Common stock issued in exchange for services	—	—	17,004	17	96,314	—	—	—	96,331
Net loss	—	—	—	—	—	—	—	(5,519,151)	(5,519,151)
Balance, December 31, 2004	—	—	9,560,634	9,561	42,706,732	(567,528)	—	(44,005,320)	(1,856,555)
Issuance of common stock, net of issuance costs of $32,507	—	—	1,994,556	1,994	11,265,560	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	—	—	1,210	1	6,852	—	—	—	6,853
Stock based compensation	—	—	—	—	1,566,147	(1,566,147)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,952,350	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	—	—	95,807	96	542,691	—	—	—	542,787
Net loss	—	—	—	—	—	—	—	(7,326,557)	(7,326,557)
Balance, December 31, 2005	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432

See the accompany notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2010

								Deficit
								Accumulated
	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2005	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123 ( R )	—	—	—	—	(181,325)	181,325	—	—	—
Issuance of common stock, net of issuance costs of $100,038	—	—	1,069,699	1,069	8,123,623	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	—	—	47,657	48	3,294,381	—	—	—	3,294,429
Common stock issued in exchange for services	—	—	2,903	3	16,440	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	—	—	13,006	13	99,984	—	—	—	99,997
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	144,867	—	—	—	144,867
Stock based compensation	—	—	—	—	1,224,430	—	—	—	1,224,430
Net loss	—	—	—	—	—	—	—	(13,180,646)	(13,180,646)
Balance, December 31, 2006	—	—	12,785,472	12,785	68,810,382	—	—	(64,512,523)	4,310,644
Issuance of common stock, net of issuance costs of $150,000	—	—	529,432	530	3,920,186	—	—	—	3,920,716
Exercise of stock options	—	—	31,955	32	181,008	—	—	—	181,040
Warrants issued in connection with notes payable	—	—	—	—	3,162,488	—	—	—	3,162,488
Warrants issued in exchange for services	—	—	—	—	30,559	—	—	—	30,559
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	48,289	—	—	—	48,289
Shares issued in connection with reverse stock split	—	—	279	—	—	—	—	—	—
Stock based compensation	—	—	—	—	931,233	—	—	—	931,233
Net loss	—	—	—	—	—	—	—	(18,067,084)	(18,067,084)
Balance, December 31, 2007	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$(82,579,607)	$(5,482,115)

See the accompany notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2010

								Deficit
								Accumulated
	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2007	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$(82,579,607)	$(5,482,115)
Initial public offering of common stock, net of offering costs of $4,327,171	—	—	1,100,000	1,100	1,446,729	—	—	—	1,447,829
Issuance of common stock, net of issuance costs of $24,325	—	—	1,230,280	1,230	2,117,275	—	—	—	2,118,505
Stock based compensation	—	—	—	—	1,320,995	—	—	—	1,320,995
Warrants issued in exchange for services	—	—	—	—	251,850	—	—	—	251,850
Warrants issued in exchange for notes payable	—	—	—	—	168,387	—	—	—	168,387
Warrants issued in connection with settlement agreement	—	—	—	—	87,200	—	—	—	87,200
Exercise of stock options	—	—	61,778	62	79,014	—	—	—	79,076
Net loss	—	—	—	—	—	—	—	(14,149,401)	(14,149,401)
Balance, December 31, 2008	—	—	15,739,196	15,739	82,555,595	—	—	(96,729,008)	(14,157,674)
Issuance of common stock, net of issuance costs of $13,664	—	—	2,680,230	2,682	1,857,140	—	—	—	1,859,822
Subscription receivable	—	—	85,090	85	59,451	—	(59,536)	—	—
Stock based compensation	—	—	—	—	296,838	—	—	—	296,838
Common stock in exchange for services	—	—	45,000	45	45,855	—	—	—	45,900
Common stock issued in connection with the settlement of accounts payable	—	—	519,460	519	456,275	—	—	—	456,794
Common stock issued in connection with issuance of note payable	—	—	320,000	320	297,681	—	—	—	298,001
Common stock issued upon conversion of notes payable	—	—	606,708	606	261,618	—	—	—	262,224
Warrants issued in connection with notes payable	—	—	—	—	1,913,487	—	—	—	1,913,487
Exercise of stock options	—	—	40,000	40	31,960	—	—	—	32,000
Net loss	—	—	—	—	—	—	—	(4,435,756)	(4,435,756)
Balance, December 31, 2009	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$(101,164,764)	$(13,428,364)

See the accompany notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2010

								Deficit
								Accumulated
	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2009	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$(101,164,764)	$(13,428,364)
Issuance of common stock, net of issuance costs of $2,950	—	—	11,334,705	11,335	2,328,929	—	59,536	—	2,399,800
Subscription receivable	—	—	20,000	20	3,780	—	(3,800)	—	—
Stock based compensation	—	—	—	—	248,457	—	—	—	248,457
Common stock in exchange for services	—	—	529,520	529	359,503	—	—	—	360,032
Option exercised for accounts payable	—	—	831,526	831	411,829	—	—	—	412,660
Common stock issued in connection with bank guarantor liabilities	—	—	4,794,430	4,794	2,960,576	—	—	—	2,965,370
Warrants issued in connection with notes payable	—	—	—	—	185,307	—	—	—	185,307
Net loss	—	—	—	—	—	—	—	(5,159,456)	(5,159,456)
Balance, December 31, 2010	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$(106,324,220)	$(12,016,194)

See the accompany notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)	(Restated)
Net loss	$(5,159,456)	$(4,435,756)	$(106,324,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,958	177,398	851,362
Bad debt expense	—	—	165,000
Discount on convertible debt	—	262,224	262,224
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	975,969	972,348	5,064,100
Amortization of loan costs	72,262	214,581	1,215,583
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with R&D agreement	360,032	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	412,660	242,722	655,382
Common stock issued in exchange for services	—	45,900	1,322,917
Common stock issued in connection with amounts due to guarantors of Bank of America loan	69,159	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable	—	7,758	7,758
Stock based compensation	248,457	296,838	9,465,014
(Increase) decrease in:
Receivables	141,013	(85,020)	(1,265)
Inventory	46,297	195,119	(153,618)
Prepaid and other current assets	(8,592)	698,153	(34,321)
Other assets	—	40,000	(28,854)
Increase (decrease) in:
Accounts payable	133,038	810,095	2,634,279
Accrued expenses and deferred rent	799,952	(1,510,555)	4,648,840
Deferred revenue	(41,995)	41,995	465,287
Net cash used in operating activities	(1,894,245)	(2,026,200)	(70,174,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(688)	(898,800)
Net cash used in investing activities	—	(688)	(898,800)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock, net	2,399,800	1,859,822	61,872,175
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	3,000,000	3,000,000
Payment of note payable	—	(3,000,000)	(3,000,000)
Proceeds from note payable, related party	463,000	—	463,000
Proceeds from exercise of stock options	—	32,000	292,117
Proceeds from notes payable	—	298,000	11,498,000
Repayaments of notes payable	(1,020,289)	—	(3,276,857)
Payment of loan costs	(20,000)	(137,994)	(1,219,268)
Net cash provided in financing activities	1,822,511	2,051,828	71,076,996

Net (decrease) increase in cash and cash equivalents	(71,733)	24,940	3,298

Cash and cash equivalents, beginning of period	$75,031	$50,091	$—
Cash and cash equivalents, end of period	$3,298	$75,031	$3,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$361,947	$387,540	$1,606,601
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$2,172,000	$—	$2,172,000

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999.  The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2010, the Company has accumulated a deficit through its development stage of $106,324,220.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  The most significant estimates are those used in determination of derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or client acceptance has occurred. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

The Company accounts for Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2010 and 2009, allowance for doubtful accounts was $7,485 and -0-, respectively.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 15 years.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus tax differences.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 27,167,539 and 17,647,210 for the years ended December 31, 2010 and 2009, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.  (See note 11)

As of December 31, 2010, there were outstanding stock options to purchase 2,025,544 shares of common stock, 1,538,995 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instrument that is exposed to a concentration of credit risk is cash and accounts receivable.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2010, one customer represented 53% of the Company’s accounts receivable. As of December 31, 2009, one customer represented 65% of the Company’s accounts receivable

The Company’s revenues earned from sale of products and services for the year ended December 31, 2010 included 48% and 32% of the Company’s total revenues from two customers. For the year ended December 31, 2009, Company’s revenues earned from sale of products and services included 57% and 33% of the Company’s total revenues from two customers

Reliance on Key Personnel and Consultants

The Company has 7 full-time employees and no part-time employees.   The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,467,078, $(508,811) and $63,825,651 for the years ended December 31, 2010 and 2009, and from August 12, 1999 (date of inception) to December 31, 2010, respectively. During the year ended December 31, 2009, the Company reversed a previous accrual for possible litigation to research and development expenses for $3,000,000.

Research Grants

On November 1, 2010, Bioheart, Inc. (the “Company”) received written notice of approval of a grant in the approximate amount of $244,500 under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code. This is being shown as Other income.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations nor cash flows.

 Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – RESTATEMENT

The accompanying consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows for the year ended December 31, 2009 have been restated to correct the accounting treatment of Company issuances of warrants in connection with notes payable in the from 2007 through 2009. These changes correct the allocated fair value assigned to the issued warrants and the a change in the treatment from a recorded asset (deferred financing costs) to a debt discount shown net with the related notes payable.

Consolidated Balance Sheet
December 31, 2009

	As Previously Reported	Adjustment	Reference	As Restated
ASSETS:
Total current assets	$299,793	$143,130	(6)	$442,953

Plant and equipment, net	104,397	-		104,397

Deferred loan costs, net	1,250,106	(1,250,106)	(1)	-
Other assets	212,014	(143,130)	(6)	68,854

Total assets	$1,866,310	(1,250,106)		$616,204

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,442,139	-		$5,442,139
Customer deposits	507,281	-		507,281
Notes payable	4,051,861	(1,234,113)	(1), (2)	2,817,748
Total current liabilities	10,001,281	(1,234,113)		8,767,168

Long term debt	5,277,400	-		5,277,400

Total liabilities	15,278,681	(1,234,113)		14,044,568

Shareholders' deficit
Common stock	20,036	-		20,036
Additional paid in capital	87,196,374	579,526	(2), (3),(4)	87,775,900
Subscription receivable		(59,536)		(59,536)
Deficit accumulated during development stage	(100,628,781)	(535,983)	(2), (3) (4)	(101,164,764)
Total shareholders' deficit	(13,412,371)	(15,993)		(13,428,364)

Total liabilities and stockholders' deficit	$1,866,310	$(1,250,106)		$616,204

Consolidated Statement of Operations
For the Year Ended December 31, 2009

	As Previously Reported	Adjustment	Reference	As Restated
Revenue	$359,800	$-		$359,800
Cost of sales	205,014	-		205,014
Gross profit	154,786			154,786

Operating expenses	4,763,879	(2,835,771)	(4),(5)	1,928,108

Loss from operations	(4,609,093)	(2,835,771)		(1,773,322)

Other income (expense):
Interest income	21	-		21
Litigation accrual reversal	3,000,000	(3,000,000)	(5)	-
Interest expense	(2,235,177)	(427,278)	(2)	(2,662,455)

Net loss before income taxes	(3,844,249)	(591,507)		(4,435,756)

Income taxes (benefit)	-	-		-

NET LOSS	$(3.844.249)	$(591,507)		$(4,435,756)

Loss per common share, basic and fully diluted	(0.21)	(0.04)		(0.25)

Weighted average number of shares outstanding, basic and fully diluted	17,647,210			17,647,210

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2009

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(3,844,249)	$(591,507)	(2)	$(4,435,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	132,609	164,229	(4)	296,838
Amortization of warrants issued in connection with notes payable	545,070	427,278	(2)	972,348
All other operating activities (unchanged)	1,140,370			1,140,370
Net cash used in operations	(2.026,200)	-		(2,026,200)

Cash flows from investing activities (unchanged)	(688)	-		(688)

Cash flows from financing activities (unchanged)	2,051,828	-		2,051,828

Net increase in cash and cash equivalents	24,940	-		24,940
Cash and cash equivalents, beginning of period	50,091	-		50,091
Cash and cash equivalents, end of period	$75,031	-		$75,031

(1) Reclassify determined allocated fair value of warrants from asset to debt discount reflected net of notes payable on balance sheet

(2) Correction of the determined fair value of warrants and related amortization

(3) Correction of amortization of determined debt discount for current and (Balance sheet) prior years

(4) Correction of fair value of vested employee options

(5) Reclassify gain on litigation accrual to operating expenses

(6) Reclassify inventory from other to current assets

Consolidated Statement of Operations
From August 12, 1999 (date of Inception) to December 31, 2009

	As previously reported	Adjustment	Reference	As restated

Revenue	$ 1,144,673	$ -		$ 1,144,673
Cost of sales	530,375	-		530,375
Gross profit	614,298			614,298

Operating expenses:
Research and development	65,358,573	(3,000,000)	1	62,358,573
Marketing, general and adminstrative	30,600,096	164,229	2	30,764,325
Depreciation and amortization	794,404	-		794,404
Total operating expenses	96,753,073	(2,835,771)		93,917,302

Net loss from operations	(96,138,775)	(164,229)		(93,303,004)

Other income (expenses):
Development revenues	117,500	-		117,500
Interest income	762,275	-		762,275
Reversal of Litigation Accrual	3,000,000	(3,000,000)	1	-
Interest expense	(8,369,782)	(371,754)	3	(8,741,536)
Total other income (expenses)	(4,490,007)	(3,371,754)		(7,861,761)

Net loss before income taxes	(100,628,782)	(3,535,983)		(101,164,765)

Income taxes (benefit)	-			-

NET LOSS	$ (100,628,782)	$ (535,983)		$ (101,164,765)

Consolidated Statement of Cash flow
From August 12, 1999 (date of Inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:	As previously reported	Adjustment	Reference	As restated
Net loss	$ (100,628,781)	$(535,982)	4	$(101,164,763)
Adjustments to reconcile net loss to net cash used in operating activities:	-			-
Litigation settlement	(3,000,000)	3,000,000	1	-
Amortization of warrants issued in connection with notes payable	3,716,378	371,753	3	4,088,131
Stock based compensation	9,052,328	164,229	2	9,216,557
All other operating activities	15,730,534	-		15,730,534
Accrued expenses and deferred rent	6,848,888	(3,000,000)		3,848,888
Net cash used in operating activities	(68,280,653)	-	-	(68,280,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities unchanged	(898,800)			(898,800)
Net cash used in investing activities	(898,800)	-	-	(898,800)

CASH FLOWS FROM FINANCING ACTIVITES:
Net cash provided in financing activities unchanged	69,254,485			69,254,485
Net cash provided in financing activities	69,254,485	-	-	69,254,485
Net increase in cash and cash equivalents	75,032	-	-	75,032
Cash and cash equivalents, beginning of period				-
Cash and cash equivalents, end of period	75,032	-	-	75,032

(1)  Reclassify gain on litigation accrual to operating expenses

(2) Correction of fair value of vested employee options

(3) Correction of the determined fair value of warrants and related amortization and out of this $55,524 income relates for year prior to 2009

(4)  Correction of amortization of determined debt discount for prior years

NOTE 3 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2010, the Company incurred net losses attributable to common shareholders of $5,159,456 and used $1,894,245 in cash for operating activities during year ended December 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value).

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2010 and December 31, 2009 primarily consisted of payments on corporate insurance policies.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	53,481
Leasehold improvements	362,046	362,046
	898,801	898,801
Less accumulated depreciation and amortization	(851,362)	(794,404)
	$47,439	$104,397

The Company incurred depreciation and amortization expenses of $56,958, $177,398 and $851,362 for the years ended December 31, 2010 and 2009, and from August 12, 1999 (date of inception) to December 31, 2010, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2010 and 2009:

	2010	2009
License and royalty fees	$1,090,000	$880,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank,, including fees and interest	1,102,941	1,745,745
Interest payable on notes payable	595,342	248,586
Vendor accruals	582,403	655,915
Employee commissions, compensation, etc	208,239	—
Other	2,520	—
	$3,581,445	$3,530,246

NOTE 9 – NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2010 and 2009:

	2010	2009
Bank of America note payable. Terms described below	$—	$2,000,000
Seaside Bank note payable. Terms described below	980,000	—
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below., net of unamortized debt discount of $317,709 and $1,097,126 respectively	1,958,834	1,846,305
Short-term note payable, net of unamortized debt discount of $58,708 and $136,986 respectively. Terms described below	1,326,264	1,247,986
	4,265,098	5,094,291
Less current portion	(3,232,271)	(2,817,748)
Notes payable – long term	$1,032,827	$2,276,543

Notes payable at December 31, 2010 mature as follows:

2011	$3,232,271
2012	1,032,827

$4,265,098

Bank of America Note Payable

On June 1, 2007, the Company entered into a loan agreement with Bank of America, N.A. for an eight month, $5.0 million term loan, to be used for working capital purposes. The loan bears interest at the annual rate of the Bank of America prime rate plus 1.5%. As consideration for the loan, the Company paid Bank of America a fee of $100,000. Effective as of January 31, 2008, the maturity date of the loan was extended until June 1, 2008. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective as of June 1, 2008, Bank of America agreed to extend the maturity date of the loan until January 5, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $75,000. Effective January 5, 2009, Bank of America agreed to extend the maturity date of the loan until July 6, 2009. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $50,000. Effective July 6, 2009, Bank of America agreed to extend the maturity of the loan until January 5, 2010. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $25,000 and was recorded as loan discount. Effective January 5, 2010, Bank of America agreed to extend the maturity of the loan until July 6, 2010. As consideration for this extension of the maturity date of the loan, the Company paid Bank of America a fee of $25,000. Under the terms of the loan, Bank of America is entitled to receive a semi-annual payment of interest and all outstanding principal and accrued interest by the maturity date. The interest rate at December 31, 2010 was 4.5% per annum.

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

The Company and Bank of America agreed with BlueCrest Capital Finance, L.P., the lender of the BlueCrest Loan (described below), that the Company will not individually make any payments due under the Bank of America loan while the BlueCrest Loan is outstanding. For the Company’s benefit, the Guarantors agreed to provide Bank of America in the aggregate up to $5.5 million of funds and/or securities to make these payments.

The Company agreed to reimburse the Guarantors with interest at an annual rate of the prime rate plus 5.0% for any and all payments made by them under the Bank of America loan as well as to pay them certain cash fees in connection with their provision of collateral to guarantee the loan. Upon entering into the loan agreement in 2007, the Company issued to each Guarantor warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such Guarantor. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued. Warrants to purchase an aggregate of 216,095 shares of common stock were issued to the Guarantors in 2007. These warrants had an aggregate fair value of $1,437,638, which amount was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense over the initial term of the loan using the effective interest method. As discussed below, certain of these Guarantors were replaced in September 2007. The unamortized fair value of the warrants issued to the Guarantors that were replaced, which was previously reflected as a component of deferred loan costs, was recorded as interest expense in September 2007.

In September 2007, a member of the Company’s Board of Directors and two of the Company’s shareholders agreed to provide collateral valued at $750,000, $600,000 and $500,000, respectively, to secure the loan. The collateral provided by these new Guarantors fully replaced the collateral originally provided by one of the members of the Company’s Board of Directors and partially replaced the collateral originally provided by another member of the Company’s Board of Directors whose collateral now secures $400,000 of the loan. In consideration for providing the collateral, the Company issued to the new Guarantors warrants to purchase 3,250 shares of common stock at an exercise price of $7.69 per share for each $100,000 of principal amount of the loan guaranteed by such new Guarantor. The warrants have a ten-year term and became exercisable one year following the date the warrants were issued. Warrants to purchase an aggregate of 60,118 shares of the Company’s common stock were issued to the new Guarantors. These warrants had an aggregate fair value of $380,482, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense ratably over the initial term of the loan.

In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on September 30, 2007 as the Bank of America loan remained outstanding at that date. The additional 38,861 warrant shares had an aggregate fair value of $244,463. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded as interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense ratably over the initial term of the loan.

In October 2007, the Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse agreed to provide an additional $2.2 million limited personal guarantee of the loan and pledged securities accounts to backup this limited personal guarantee. The additional collateral provided by the former Company's Chairman, Chief Executive Officer and Chief Technology Officer and his spouse fully replaced the collateral provided by one of the original Guarantors. The Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse have now personally guaranteed an aggregate of $3.3 million of the loan. The Company's agreement with the Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse with respect to the additional collateral is substantially similar to the Company's agreement with them in connection with the $1.1 million personal guarantee they originally provided in June 2007. In consideration for providing the collateral, the Company issued to the Company's former Chairman, Chief Executive Officer and Chief Technology Officer and his spouse, a warrant to purchase 81,547 shares of the Company's common stock at an exercise price of $7.69 per share. The warrant has a ten-year term and became exercisable one year following the date the warrant was issued. The warrant had a fair value of $516,193, which was accounted for as additional paid in capital and reflected as a component of deferred loan costs and amortized as interest expense ratibly over the initial term of the loan.

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

In accordance with the provisions of the warrants issued to the Guarantors, the aggregate number of shares of common stock underlying such warrants increased on June 1, 2008 as the Bank of America loan remained outstanding at that date. The additional 78,773 warrant shares had an aggregate fair value of $168,387. The portion of this amount attributed to the Guarantors that were replaced in September 2007 was accounted for as additional paid in capital and immediately recorded as interest expense with the remainder accounted for as additional paid in capital and reflected as a component of deferred loan costs to be amortized as interest expense ratably over the term of the loan. In the event that as of the second anniversary and third anniversary of the closing date of the loan, the Company has not reimbursed the Guarantors in full for payments made by them in connection with the loan, the number of shares subject to the warrants will further increase.

The amount of interest expense on the principal amount of the loan for the years ended December 31, 2010 and 2009 totaled approximately $93,000 and $127,000, respectively. Fees and interest earned by the Guarantors, which are recorded as interest expense, for the years ended December 31, 2010 and 2009 totaled approximately $262,000 and $524,000, respectively. Interest due on the principal amount of the loan has been paid by the Guarantors. As of December 31, 2010 and 2009, that amount totaled approximately $744,000 and $692,000, respectively, and was included in accrued expenses at those dates.

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

During the year ended December 31, 2010, $1,500,000, along with accrued expenses, was converted to 3,136,520 shares of restricted common stock and 940,956 warrants. The remaining $1,500,000 is outstanding as of December 31, 2010. The issued shares have been included under common stock issued under bank guarantor obligation liabilities in the stockholders’ equity statement.

In March of 2010, one of the Guarantors paid directly to Bank of America the $672,000 of the loan that he had been guaranteeing, and a pro rata portion of accrued interest on behalf of the Company. That Guarantor agreed to accept from the Company the equivalent of his payment to Bank of America as 1,657,910 shares of restricted common stock and 497,373 warrants along with his accrued expenses. The issued shares have been included under common stock issued under bank guarantor obligation liabilities in the stockholders’ equity statement. With his acceptance of the restricted common stock and warrants, the former Guarantor owns 8% of the Company. Thus, the outstanding obligation to Bank of America was reduced to $1.3 million plus interest.

The outstanding obligation to Bank of America of $1.3 million plus interest was repaid in October 2010. On October 25, 2010 we entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was be used to refinance the Company’s loan with Bank of America. The obligation was guaranteed by shareholders of the Company. In addition, a member of the Company’s Board of Directors whom was also one of the guarantors of the Bank of America loan paid down the remaining debt of $367,244.

In connection with the Loan Agreement with Seaside Bank and Trust Company, the Company made and delivered a promissory note in the principal amount of the loan that matures in one year. In connection with the loan transaction with Seaside Bank and Trust Company, the Company entered into an Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited.

BlueCrest Capital Finance Note Payable

On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital Finance, L.P. with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital Finance, L.P. a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which became exercisable one year following the date the warrant was issued, has a ten year term. This warrant had a fair value of $455,483, which was accounted for as additional paid in capital and reflected as a component of debt discount and is being amortized as interest expense ratably over the term of the loan. The Company also paid the lender a fee of $100,000 to cover diligence and other costs and expenses incurred in connection with the loan. On August 31, 2007, BlueCrest Capital Finance, L.P. assigned its rights, liabilities, duties and obligations under the BlueCrest Loan and warrant to BlueCrest Venture Finance Master Fund Limited (“BlueCrest”).

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

The amount of interest expense on the principal amount of the BlueCrest Loan for the years ended December 31, 2010 and 2009 totaled approximately $353,000 and $378,000, respectively.

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

The BlueCrest Loan Amendment, (a) increases the amount of permitted unsecured indebtedness of the Company, (b) amended the amortization schedule for the Loan to provide for interest-only payments until July 1, 2009, at which time monthly principal and interest payments of $262,692 will commence, and (c) prohibits the Company from granting any lien against its intellectual property and grants to BlueCrest a lien against the Company’s intellectual property that will become effective in the event of a default. In addition, the Company issued BlueCrest a warrant to purchase 1,315,542 shares of the Company’s common stock at $0.53 per share. The fair value of the issued warrants of $539,676 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the term of the loan. In connection with the BlueCrest Loan Amendment the Company paid BlueCrest accrued interest in the aggregate amount of $126,077. The Company also paid BlueCrest a fee of $15,000. Effective July 1, 2009, the Company and BlueCrest agreed to enter into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until January 1, 2010, at which time monthly principal and interest payments of $139,728 will commence. In connection with that Amendment the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and paid a fee of $29,435. The fair value of the issued warrants of $575,529 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the term of the loan.

Effective December 31, 2009, the Company and BlueCrest entered into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until July 1, 2010, at which time monthly principal and interest payments of $139,728.82 will commence. In connection with that Amendment, the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and paid a fee of $20,000. The Company also provided BlueCrest with a lien on its Intellectual Property. The fair value of the issued warrants of $507,606 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the term of the loan.

Short-term Note Payable

On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010, however the Company is not obligated to make payments until BlueCrest Loan is paid off. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term. Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock. In April 2009, as consideration for the authorization to amend certain documents related to the Note, the Company issued to the Noteholder a warrant to purchase 451,053 shares of common stock at an exercise price of $0.5321 per share. The warrant, which became exercisable immediately upon issuance, has a ten year term. This warrant had a fair value of $195,694, which was accounted for as additional paid in capital and reflected as a component of debt discount and is being amortized as interest expense ratably over the term of the loan.

The amount of interest expense on the principal amount of the loan for the year ended December 31, 2009 was approximately $187,000. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement.

In July 2009, Bruce Meyers and Dana Smith (jointly, the “Lenders”) funded a total $120,000 loan to the Company. The Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the “Note”), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3.0 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, during the year ended December 31, 2009, the Lenders elected to convert the entire amount of the Loan to shares of the Company’s common stock. Accordingly, the aggregate number of unregistered and restricted shares of the Company’s common stock issued in connection with, and as a result of the conversion of, the Loan was 355,294 shares. The Company will have no obligation to file any registration statement with respect to the shares, except that the Lenders will have customary “piggyback” registration rights.

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

The above Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the “Note”), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, during the year ended December 31, 2009, the Lenders elected to convert the entire amount of the Loan to shares of the Company’s common stock.

In addition to the Note, the Company issued to the Lenders 200,000 unregistered and restricted shares of the Company’s common stock. We believe that the offer and sale of the securities is made only to accredited investors and, accordingly, is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the issued shares were recorded as a debt discount and amortized ratably over the term of the loan.

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

At December 31, 2010, the Company has outstanding two notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the BlueCrest Loan is paid off.

Notes payable, related party

At December 31, 2010, the Company has outstanding two related party notes payable with interest at 8% per annum due at maturity. The two notes, $125,000 and $100,000 are due on October 22, 2012 and November 30, 2012, respectively, and are unsecured.

NOTE 10 -STOCKHOLDERS' EQUITY

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

On February 22, 2008 the Company completed its initial public offering ("IPO") pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the year ended December 31, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million net proceeds figure identified above due to payment of $2.79 million of various offering expenses prior to January 1, 2008.

In 2010, the Company also sold, in a private placement initiated in 2009, an aggregate of 1,512,890 shares of its common stock and warrants (the “Warrants”) to purchase 453,867 shares of its common stock for aggregate gross cash proceeds of approximately $852,964.  The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.68 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In 2010, the Company issued, in connection with the conversion of $1,121,195 of debt an aggregate of 7,459,720 shares of its common stock and warrants (the “Warrants”) to purchase 3,729,860 shares of its common stock. The Warrants are (i) exercisable solely for cash at an exercise price of $0.15 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. The shares were issued under the same terms as the above mentioned private placement and therefore are included in issuance of common stock in the consolidated statement of shareholders deficit.

In 2010, the Company also sold, in a private placement, an aggregate of 1,553,885 shares of its common stock for aggregate gross cash proceeds of approximately $234,020.

In 2010, the Company also sold, in a private placement, an aggregate of 808,210 shares of its common stock and warrants (the “Warrants”) to purchase 404,105 shares of its common stock for aggregate gross cash proceeds of approximately $135,885.  The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.20 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

As of December 31, 2010 the Company recorded a Subscription Receivable, under the above mentioned private placement, of 20,000 shares of its common stock and warrants (the “Warrants”) to purchase 10,000 shares of its common stock for aggregate gross cash proceeds of approximately $3,800. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.23 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In 2010, the Company issued, in connection with services, an aggregate of 529,520 shares of its common stock and warrants (the “Warrants”) to purchase 158,856 shares of its common stock. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.78 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In 2010, the Company issued, in connection with the exercise of Stock Options, issued for Accounts Payables, an aggregate of 831,526 shares of its common stock.

In 2010, the Company issued, in connection with the Bank of America guarantor’s liability of $2,172,000 principal along with accrued expenses, an aggregate of 4,794,430 shares of its common stock and warrants (the “Warrants”) to purchase 1,438,329 shares of its common stock. The Warrants are (i) exercisable solely for cash at an weighted average exercise price of $0.74 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

In 2009, the Company also sold, in a private placement initiated in 2008, an aggregate of 2,509,480 shares of its common stock and warrants (the “Warrants”) to purchase 752,844 shares of its common stock for aggregate gross cash proceeds of approximately $1.74 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.83 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $17,856 and warrants to purchase 26,592 shares of common stock at a weighted average exercise price of $0.89 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. The 2008 private placment was closed on October 31, 2009, with total capital raised of $3,887,032.

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

After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to various investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company's former Chairman of the Board as compensation for services provided to the Company during 2003 and 2002. The shares were valued based on the underlying market price of the common stock and did not differ materially from the fair value of the common stock issued.

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

The Company's former Chairman of the Board elected not to receive salary payments of $85,830, $130,000 and $250,000 for services provided to the Company during 2004, 2003 and 2002, respectively. Such amounts were converted into 15,150, 22,946 and 44,127 shares of the Company's common stock at a price of $5.67 per share on December 31, 2004 and 2003, respectively, where the 2003 and 2002 shares were both issued in 2003. The shares were valued based on the underlying market price of the common stock and did not differ materially from the fair value of the common stock issued.

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

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Options

In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan (the “Omnibus Plan”). The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2010, 4,500,000 shares remain available for issuance under the Omnibus Plan.

In December 1999, the Company adopted two stock option plans; an employee stock option plan and a directors and consultants stock option plan (collectively referred to as the “Stock Option Plans”), under which a total of 1,235,559 shares of common stock were reserved for issuance upon exercise of options granted by the Company. In

2001, the Company amended the Stock Option Plans to increase the total shares of common stock reserved for issuance to 1,698,894. In 2003, the Company approved an increase of 308,890 shares, making the total 2,007,784 shares available for issuance under the Stock Option Plans. In 2006, the Company approved an increase of 1,081,114 shares, making the total 3,088,898 shares available for issuance under the Stock Option Plans. The Stock Option Plans provide for the granting of incentive and non-qualified options. The terms of stock options granted under the Stock Option Plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, vesting provisions and contractual term of such options. The exercise price of incentive stock options must equal at least the fair value of the common stock on the date of grant, and the exercise price of non-qualified stock options may be no less than the per share par value. The options have terms of up to ten years after the date of grant and become exercisable as determined upon grant, typically over either three or four year periods from the date of grant. Certain outstanding options vested over a one-year period and some vested immediately. On February 24, 2010, by way of a written consent, the Company’s Board of Directors amended the Directors and Consultants 1999 Stock Option Plan to extend the termination date of the Plan to December 1, 2011. As of December 31, 2010, 559,835 shares remain available for issuance under the Stock Option Plans.

A summary of options at December 31, 2010 and activity during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,119,431	$3.28	5.4
Granted	1,764,940	$0.32
Exercised	(831,526)	$0.001
Forfeited/Expired	(1,027,301)	$2.62
Options outstanding at December 31, 2010	2,025,544	$2.79	6.8	0
Options exercisable at December 31, 2010	1,538,995	$3.48	5.9	0
Available for grant at December 31, 2010	5,059,835

(1)         The aggregate intrinsic value represents the amount by which the fair market value of the Company’s common stock exceeds the exercise price of options at December 31, 2010.

The weighted average fair value of options granted in 2010 and 2009 was $0.46 and $0.66 per share, respectively. The total intrinsic value of options exercised in 2010 and 2009 was $502,865 and $5,845, respectively.

For the twelve month period ended December 31, 2010, the Company recognized a net $248,457 in expense. This amount consisted of $123,377 in stock-based compensation that was included in research and development expenses, and $125,080 that was included in marketing, general and administrative expenses. For the year ended December 31, 2009, the Company recognized $296,838 in stock-based compensation costs which was offset by a net reversal of $21,079 of previously recognized stock-based compensation that was included in marketing, general and administrative expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC Topic 718, formerly FSP No. SFAS 123R-c, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC Topic 718, formerly SFAS No. 123R. At December 31, 2010, the Company had approximately $270,272 of unrecognized compensation costs related to non-vested options that is expected to be recognized over the next three years.

The following information applies to options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
	Shares	Weighted-Average Remaining Contractual Term	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.00 – $0.70	775,227	9.3	$0.56	327,190	$0.64
$0.71 – $1.28	389,943	7.1	$0.76	355,283	$0.76
$5.25 – $5.67	820,184	4.2	$5.60	816,332	$5.60
$7.69	39,572	5.7	$7.69	39,572	$7.69
$8.47	618	2.6	$8.47	618	$8.47
	2,025,544	6.8	$2.79	1,538,995	$3.85

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

For the years ended December 31, 2010 and 2009, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions.

	For the year ended December 31,
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected price volatility	128–148%	129–131%
Risk free interest rate	2.00%	2.00%
Expected life of options in years	5.0	5.0

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
		531,936

Of those options listed above, 400,472 expired as of December 31, 2010 without having been exercised.

Warrants

The Company does not have a formal plan in place for the issuance of stock warrants. However, at times, the Company will issue warrants to non-employees or in connection with financing transactions. The exercise price, vesting period, and term of these warrants is determined by the Company’s Board of Directors at the time of issuance. A summary of warrants at December 31, 2010 and activity during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	7,355,057	$3.06	9.4
Issued	6,693,712	$0.78
Exercised	0	$0.00
Forfeited	128,040	$0.74
Outstanding at December 31, 2010	13,920,729	$1.98	5.8	$614,602
Exercisable at December 31, 2010	8,232,314	$1.82	5.4	$0.00

In 2010, the Company issued warrants in a private placement to purchase an aggregate of 6,323,039 shares of its common stock. Excluding the aforementioned warrants, the weighted average fair value of warrants recognized in 2010 was $7.69 per share. The weighted average fair value of warrants issued in 2009 was $0.60 per share.

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

For the years ended December 31, 2010 and 2009, the fair value of warrants issued in transaction was $185,307 and $1,913,487, respectively which, was estimated on the date of issuance using the following weighted-average assumptions.

	For the year ended December 31,
	2010	2009
Expected dividend yield	0.0%	00.0%
Expected price volatility	104%–152%	1.0%
Risk free interest rate	1.91%–2.43%	2.8%
Expected life of options in years	7–8	10.0

The following information applies to warrants outstanding and exercisable at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted-Average Remaining Contractual Term	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$0.01 - $0.50	4,143,965	2.9	$0.18	-	-
$0.52 - $0.68	3,776,909	6.5	$0.59	3,776,909	$0.59
$0.70 - $1.62	2,649,454	4.3	$0.79	2,649,454	$0.79
$1.81 – $2.61	427,119	0.9	$2.07	427,119	$2.07
$3.60 – $4.93	105,000	2.7	$4.87	105,000	$4.87
$5.67 – $7.69	2,818,282	11.5	$7.50	1,273,832	$7.26
	13,920,729	5.8	$1.98	8,232,314	$1.82

NOTE 12-RELATED PARTY TRANSACTIONS

Lease Guarantee

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

Cousin of former Chairman of the Board

A cousin of the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer was an officer of the Company from August 12, 1999 until December 11, 2009. The amounts paid to this individual as salary and bonus in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008 was $11,000, $130,000, $130,000 and $1,007,752, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $23,335, $18,230, $10,769 and $457,967, respectively, in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2009. The position occupied by this individual was terminated.

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

Pursuant to the Settlement Agreement:

•	The Company issued to the officer 47,658 shares of its common stock and agreed to pay the officer’s income taxes related to the receipt of the shares of common stock, estimated to be approximately $153,000. The fair value of the shares of common stock was determined to be $7.69 per share, which was based on a current valuation of the Company. The aggregate fair value of the shares of common stock issued and the $153,000 in cash was approximately $500,000, which was recorded as compensation expense in August 2006.

•	The Company issued to the officer a warrant to purchase 188,423 shares of the Company’s common stock at an exercise price of $5.67 per share. This warrant is exercisable immediately and expires 10 years from the date of issuance. The approximate fair value of this warrant of $1,200,000 was recorded as compensation expense in August 2006.

•	The Company issued to the officer stock options to purchase up to 282,635 shares of the Company’s common stock at an exercise price of $5.67 per share. These stock options are exercisable immediately and expire 10 years from the date of grant. The fair value of these stock options of approximately $1,800,000 was recorded as compensation expense in August 2006.

•	As consideration for continued employment as an officer of the Company, the officer was eligible to receive an annual salary of $130,000 per year while employed by the Company.

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

Upon termination of his position, the officer requested and received permission to sell the 47,658 shares of the company’s stock that had been awarded to him. On December 8, 2009, the company was informed by the officer that all of these shares had been sold. In addition, the officer elected not to exercise certain of his options that expired on December 24, 2009. The officer, in accordance with Company policy, was required to exercise his remaining options within 90 days of the termination of his position on December 11, 2009. The officer did not exercise his remaining options by March 11, 2010 the 90th day.

Sister-in-Law of former Chairman of the Board

The former sister-in-law of the Company’s former Chairman is an officer of the Company. The amount paid to this individual as salary and bonus in 2010, 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2010 was $106,000, $77,165, $86,209, $87,664 and $537,380, respectively.

Research Agreement

In 2007, the Company entered into a research agreement with an affiliate of two members of the Company’s Board of Directors., pursuant to which the Company agreed to pay an aggregate fee of $150,000 for the research services contracted for. The Company paid $75,000 of this fee in 2007, $10,000 of this fee in 2008, and the balance was paid with options in 2009. In 2010, the Company entered into another research agreement with this affiliate, with funding for the project emanating from venture capital funds controlled by the same two board members. In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. were to be issued a total of 1,044, 451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued. As of December 31, 2010 a total of 837,212 shares of the Company’s common stock and warrants to purchase 158,856 were issued. Approvals for the REGEN Trial were not provided to the Company by Ascent and patient enrollment in the REGEN Trial never began. The Company has suspended, indefinitely, all activity with Ascent Medical respective to the REGEN trial. On December 16, 2010, the Company received a written notice from Ascent terminating the Master Services Agreement. The Company disputes that Ascent has grounds for terminating the Master Services Agreement or is entitled to further compensation thereunder. However, as the REGEN Trial approvals were not provided to the Company and all activity with Ascent Medical respective to the trial has been suspended indefinitely, the termination of the Master Services Agreement is not material to the Company

In April and May 2009, the Company sold to two members of the Board of Directors, in a private placement, an aggregate of 965,570 shares of the Company’s common stock and warrants to purchase 289,671 shares of the Company’s common stock for aggregate gross cash proceeds of $535,000.

In July 2009, the Company sold to a member of the Board of Directors, in a private placement 140,850 shares of the Company’s common stock and warrants to purchase 42,255 shares of the Company’s common stock for gross cash proceeds of $100,000 or $2.36 per share.

NOTE 13-COMMITMENTS AND CONTINGENCIES

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

In February 2010, the Company amended its facility lease to extend the term of the lease until January 2013.

Approximate annual future minimum lease obligations under noncancelable operating lease agreements as of December 31, 2010 are as follows:

Year ending December 31,
2011	$ 81,416
2012	83,853
2013	7,005
Total	$ 172,274

Rent expense was $139,160 and $178,487 for the years ended December 31, 2010 and 2009, respectively and $1,762,510 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2010.

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

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

  William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for

2010 and $200,000 for 2009. This minimum royalty threshold will remain $200,000 for 2011 and thereafter. As of December 31, 2010, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2010 and 2009, the Company’s liability under this agreement was $1,090,000 and $880,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. In 2010, 2009 and for the cumulative period from August 12, 1999 (date of inception) to December 31, 2010, the Company incurred expenses of $210,000, $210,000 and $1,090,000, respectively. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $175,875 in accrued expenses as of December 31, 2010.

Approximate annual future minimum obligations under this agreement as of December 31, 2010 are as follows:

Year Ending December 31,

2011	$210,000
2012	210,000
2013	210,000
2014 — 2015	420,000
Total	$1,050,000

Contingency for Registration of the Company's common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2010 or 2009.

Litigation

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

A notice of appeal was to have been filed by November 16, 2009, by Dr. Law. The appeal was not filed. The accrual made prior to November 16, 2009, to accommodate a judgment in favor of Dr. Law has been reversed.

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2010, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company's business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 14 -INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $93,295,351 which expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of December 31, 2010 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$93,295,351

Tax Asset	39,888,456
Less valuation allowance	(39,888,456)
Balance	$—

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2010 and 2009, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009
Statutory federal income tax rate	35.0%	35.0%
State income taxes and other	0.0%	0.0%

Effective tax rate	35.0%	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2010	2009
Deferred Tax Asset: (Liability)

Net operating loss carry forward	$35,107,040	$5,518,516
Stock based compensation and others	4,781,416	32,303,632
Subtotal	39,888,456	37,822,148
Valuation allowance	39,888,456	37,822,148

Net Deferred Tax Asset (Liability)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

NOTE 15- SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS

During the years ended December 31, 2010 and 2009, the Company issued warrants in connection with notes payable with an aggregate fair value of $185,306 and $1,913,487, respectively.

NOTE 16 -SUBSEQUENT EVENTS

Loan agreement amendment

On December 31, 2009, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”). The outstanding principal amount of the Loan as of December 31, 2010 was $2,276,543.03. On January 7, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82 (the “New Note”). The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729.82, and modified. Additionally, Magna purchased a $25,000 convertible note from the Company (the “Convertible Note”).

The loans evidenced by the New Note and Convertible Note are in the nature of convertible debt evidenced by two unsecured convertible promissory notes, each bearing interest at the rate of 8% per annum, payable at maturity and each convertible into common stock of the Company at a price that is 50% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

  In January 2011, we issued an aggregate of 538,542 shares of our common stock in connection with the conversion of $87,729 of the convertible note.
  In February 2011, we issued an aggregate of 421,392 shares of our common stock in connection with the conversion of the remaining balance of $52,000 of the convertible note.

Private Placement – Common Stock and Warrants

In January 2011, the Company sold, in a private placement, an aggregate of 102,780 shares of the Company’s common stock and warrants to purchase 51,390 shares of the Company’s common stock for aggregate gross cash proceeds of $18,500. The warrants are (i) exercisable solely for cash at an exercise price of $0.22 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In January 2011, the Company sold an aggregate of 318,750 shares of the Company’s common stock and warrants to purchase 159,375 shares of the Company’s common stock for aggregate gross cash proceeds of $51,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.19 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In March 2011, the Company sold an aggregate of 577,670 shares of the Company’s common stock and warrants to purchase 491,020 shares of the Company’s common stock for aggregate gross cash proceeds of $85,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.14 to $0.15 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In April 2011, the Company sold an aggregate of 97,400 shares of the Company’s common stock and warrants to purchase 82,790 shares of the Company’s common stock for aggregate gross cash proceeds of $15,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.15 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Subscription agreement

On January 23, 2011, Bioheart, Inc. (the “Company”) announced that it has entered into a subscription agreement with Anc Bio Holdings, Inc., a South Korean biomedical company, and a subscription agreement with one of its U.S. agents, Bioheart Florida, LLC for a $4 million equity investment, in the aggregate. Funding of the investment will be made ratably by them in installments with 10% immediately, followed by 40% within 45 days and the remaining 50% subject to certain conditions which the Company expects to satisfy in the next 90 days.

The aggregate number of shares of common stock anticipated to be issued in connection with the investment is 25,000,000 shares. The Company will also issue to the purchasers of common stock, warrants to purchase, in the aggregate, up to 12,500,000 shares of common stock. In connection with the common stock issuance, the subscribers received “piggyback” registration rights exercisable under certain circumstances more particularly set forth in the Registration Rights Agreement entered into with each investor.

Under the terms of the subscription agreements, the Company has agreed, among other things, that:

(a) Until April 20, 2011, the Company shall not initiate or support any action to increase the number of directors serving on the Company’s Board of Directors and, subject to unforeseen circumstances outside of the Company’s control (i.e., the death or disability of a board member), the Company will not initiate or support any change to the composition of the Board of Directors’ Committees without the investors’ prior consent;

(b) The Company will provide the Investors with an estimated use of proceeds prior to the first installment payment date and the Company will utilize not less than sixty percent (60%) of such proceeds for research and development costs and clinical trial costs;

(c) The proceeds may be used to attract and hire a new Company Chief Financial Officer and the Investors, or their designee(s) will have the right to participate in the interviewing of, and the selection of, that new Chief Financial Officer; and

(d) Until April 20, 2011, the Company shall not issue more than Two Hundred, Fifty Thousand (250,000) shares of the Company’s Common Stock in connection with any single transaction (other than shares that may be issued in connection with the conversion of the existing convertible promissory note into such shares of common stock by Magna Group, LLC).

(e) the Company has agreed that, following its receipt of the first installment payment, the Company will cause a vacancy on the Company’s Board of Directors to be filled by one person designated by ABH. Additionally, the Company agreed with ABH that it shall not call a meeting nor schedule a meeting of its shareholders to be held prior to April 20, 2011.

On January 23, 2011 the Company issued an aggregate of 2,500,000 shares of the Company’s common stock and warrants to purchase 1,250,000 shares of the Company’s common stock for aggregate gross cash proceeds of $400,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.19 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Following receipt of the initial 10% the Company engaged in discussions with the investors to determine new timing for the funding of the remaining installments. As of April 18, 2011, the second installment had not been received from either ABH or BF.

Accordingly, on April 18, 2011 the Company delivered a written notice of default and termination to each of ABH and BF, in respect of the Agreements. The notice stated that it was being given as a result of the breach by each of ABH and BF of their respective payment obligations under the Agreements. A copy of the notice of default was filed with the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2011.

Increase to Authorized Common Stock

As of December 31, 2010, our Articles of Incorporation authorized us to issue up to 75,000,000 shares of common stock, par value $0.001 per share. The Board of Directors proposed, and on January 13, 2011 (the “Record Date”) the holders of a majority of the Company’s issued and outstanding voting common shares as of the Record Date approved, an increase in the number of authorized shares of the common stock from 75,000,000 shares to 195,000,000 shares. On January 21, 2011 the Company filed a 14C Information Statement with the Securities and Exchange Commission. Following approval by the Securities and Exchange Commission and upon the filing of the Certificate of Amendment to the Articles of Incorporation, the Company’s will be authorized to issue a total of 195,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Issuance of Options and Warrants

Between January 1, 2011 and May 4, 2011, the Company issued options to purchase an aggregate of 372,167 shares of its common stock at a weighted average exercise price of $0.001 per share. These options consisted of the following:

•	stock options to purchase an aggregate of 372,167 shares of common stock at an exercise price of $0.001 per share. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date. As of May 4, 2011 an aggregate of 372,167 shares of common stock have been issued upon the exercise of the aforementioned options.

Between January 1, 2011 and May 4, 2011, the Company issued warrants to purchase an aggregate of 3,314,575 shares of its common stock at a weighted average exercise price of $0.18 per share. These warrants consisted of the following:

•	Warrants to purchase 210,765 shares of common stock at an exercise price of $0.19 to $0.22. These warrants were issued in connection with private placement discussed above. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

•	Warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.19. These warrants were issued in connection with Subscription agreement discussed above. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

•	Warrants to purchase 280,000 shares of common stock at an exercise price of $0.19 issued to Consultants. The warrant vests six months following issuance and expires on the fifth year anniversary of the date of issuance.

•	Warrants to purchase 573,810 shares of common stock at an exercise price of $0.14 to $0.15. These warrants were issued in connection with Subscription agreement discussed above. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

Approval of Option Issuance

In February 2011, the Board of Directors approved the issuance of stock options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.21 per share issued to certain members of the Company’s Board of Directors. The options will vest immediately upon issuance and will expire on the tenth anniversary of the issuance date.

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

23.1	Consent of RBSM, LLP
23.2	Consent of Jewett, Schwartz, Wolfe & Associates
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002