Form 10-Q
period 2011-03-31
BIOHEART, INC.
filed 2011-05-23
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-33718

________________________

BIOHEART, INC.
(Exact name of registrant as specified in its charter)

________________________

Florida	65-0945967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13794 NW 4th Street, Suite 212, Sunrise, Florida 33325
(Address of principal executive offices) (Zip Code)

(954) 835-1500
(Registrant’s telephone number, including area code)

________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of May 19, 2011, there were 42,989,019 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)	2

	Condensed Consolidated Balance Sheets – March 31, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2011, March 31, 2010 and the period from August 12, 1999 (date of inception) to March 31, 2011	3

	Unaudited Condensed Consolidated Statements of Stockholders Deficit –Three Months Ended March 31, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2011, March 31, 2010 and the period from August 12, 1999 (date of inception) to March 31, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	Other Information	31

Item 1	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Removed and Reserved	32

Item 5	Other Information	32

Item 6.	Exhibits	34

SIGNATURES		37

EX-31.1		38

EX-32.1		39

PART I. - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,000	$3,298
Accounts receivable, net	—	1,266
Inventory	64,612	64,612
Prepaid and other	85,083	34,322
Total current assets	319,695	103,498

Property and equipment, net	38,734	47,439

Other assets	157,859	157,859

Total assets	$516,288	$308,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,413,672	$2,050,161
Accrued expenses	3,690,976	3,581,445
Advances, related party	378,000	238,000
Deposits held	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	225,000	225,000
Notes payable, net of debt discount	3,600,173	3,232,271
Total current liabilities	12,273,107	11,292,163

Long term debt:
Note payable, long term	410,366	1,032,827
Total long term debt	410,366	1,032,827

Total liabilities	12,683,473	12,324,990

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 42,443,169 and 37,545,865 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	42,443	37,545
Additional paid in capital	95,301,119	94,274,281
Subscriptions receivable	—	(3,800)
Deficit accumulated during development stage	(107,510,747)	(106,324,220)
Total stockholders’ deficit	(12,167,185)	(12,016,194)

Total liabilities and stockholders’ deficit	$516,288	$308,796

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		From August 12, 1999 (date of Inception) to
	2011	2010	March 31, 2011
		(restated)
Revenue	$—	$29,794	$1,191,056
Cost of sales	—	14,404	550,140
Gross profit	—	15,390	640,916

Operating expenses:
Research and development	170,111	415,856	63,995,762
Marketing, general and administrative	490,508	427,252	33,023,445
Depreciation and amortization	8,705	23,113	860,067
Total operating expenses	669,324	866,221	97,879,274

Net loss from operations	(669,324)	(850,831)	(97,238,358)

Other income (expenses):
Development revenues	—	—	117,500
Interest income	—	1	762,277
Other income	3,389	—	248,943
Loss on settlement of debt	(110,872)	—	(110,872)
Interest expense	(409,720)	(399,206)	(11,290,237)
Total other income (expenses)	(517,203)	(399,205)	(10,272,389)

Net loss before income taxes	(1,186,527)	(1,250,036)	(107,510,747)

Income taxes (benefit)	—	—	—

NET LOSS	$(1,186,527)	$(1,250,036)	$(107,510,747)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	40,517,481	21,115,148

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2011

(unaudited)

	Common stock		Additional Paid in	Subscription	Deficit Accumulated During Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2010	37,545,865	$37,545	$94,274,281	$(3,800)	$(106,324,220)	$(12,016,194)
Proceeds from common stock subscription	—	—	—	3,800	—	3,800
Common stock issued in exchange for options exercised cashlessly	438,170	438	(438)	—	—	—
Common stock issued upon conversion of notes payable and non-cash interest	959,934	960	275,057	—	—	276,017
Issuance of common stock, net of issuance costs of
$40,000	3,499,200	3,500	511,001	—	—	514,501
Stock based compensation	—	—	105,347	—	—	105,347
Loss on settlement of debt	—	—	110,872	—	—	110,872
Beneficial conversion feature connection with issuance of convertible note	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	(1,186,527)	(1,186,527)
Balance, March 31, 2011	42,443,169	$42,443	$95,301,119	$—	$(107,510,747)	$(12,167,185)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		From August 12, 1999 (date of Inception) to March 31, 2011
	2011	2010
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,186,527)	$(1,250,036)	$(107,510,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,705	23,113	860,067
Bad debt expense	1,266	—	166,266
Discount on convertible debt	136,288	—	398,512
Loss on settlement of debt	110,872	—	110,872
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	92,158	70,330	5,156,258

Amortization of loan costs	3,054	27,024	1,218,637
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with R&D agreement	—	203,077	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	—	38,172	655,382
Common stock issued in exchange for services	—	—	1,322,917
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	69,159	69,159
Common stock issued in exchange for distribution rights
and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	105,347	47,298	9,570,361
(Increase) decrease in:
Receivables	—	(14,501)	(1,265)
Inventory	—	31,063	(153,618)
Prepaid and other current assets	(50,761)	18,943	(85,082)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	363,511	37,789	2,997,790
Accrued expenses and deferred rent	109,531	194,851	4,758,373
Deferred revenue	—	—	465,287
Net cash used in operating activities	(306,556)	(503,718)	(70,481,454)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		From August 12, 1999 (date of Inception) to March 31, 2011
	2011	2010
		(restated)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(898,800)
Net cash used in investing activities	—	—	(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	518,300	497,999	62,390,475
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	—	225,000
Proceeds from related party advances	140,000	—	378,000
Proceeds from exercise of stock options	—	—	292,117
Proceeds from notes payable	25,000	—	11,523,000
Repayments of notes payable	(210,042)	—	(3,486,899)
Payment of loan costs	—	(20,000)	(1,219,268)
Net cash provided by financing activities	473,258	477,999	71,550,254

Net increase (decrease) in cash and cash equivalents	166,702	(25,719)	170,000

Cash and cash equivalents, beginning of period	3,298	75,031	—
Cash and cash equivalents, end of period	$170,000	$49,312	$170,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$67,635	$96,653	$1,674,236
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$139,729	$—	$2,311,729

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Bioheart, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2011, the Company has accumulated a deficit through its development stage of $107,510,747.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2011 and December 31, 2010, allowance for doubtful accounts was $8,751 and $7,485, respectively.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 40,950,819 and 32,158,354 for the three months ended March 31, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values. (See note 11)

As of March 31, 2011, there were outstanding stock options to purchase 1,902,820 shares of common stock, 1,307,698 shares of which were vested.

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

As of March 31, 2011, one customer represented 83% of the Company’s accounts receivable. As of December 31, 2010, one customer represented 53% of the Company’s accounts receivable

The Company did not generate revenues for the three month period ended March 31, 2011. For the three month period ended March 31, 2010, the Company’s revenues earned from sale of products and services included 78% of the Company’s total revenues from one customer.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $170,111, $415,856 and $63,995,762 for the three months ended March 31, 2011 and 2010, and from August 12, 1999 (date of inception) to March 31, 2011, respectively.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 2 – RESTATEMENT

The accompanying unaudited condensed consolidated Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2010 and from August 12, 1999 to March 31, 2010 have been restated to correct the errors in the accounting of Company issuances of warrants in connection with notes payable from 2007 through 2009. These changes correct the allocated fair value assigned to the issued warrants and a change in the treatment from a recorded asset (deferred financing costs) to a debt discount shown net with the related notes payable.

Unaudited Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Revenue	$29,794	$—		$29,794
Cost of sales	14,404	—		14,404
Gross profit	15,390	—		15,390

Operating expenses	866,221	—		866,221

Loss from operations	(850,831)	—		(850,831)

Other income (expense):
Interest income	1			1
Interest expense	(683,110)	283,904	(1)	(399,206)

Net loss before income taxes	(1,533,940)	283,904		(1,250,036)

Income taxes (benefit)	—	—		—

NET LOSS	$(1,533,940)	$283,904	$(1,250,036)

Loss per common share, basic and fully diluted	$(0.07)	$0.01	$(0.06)

Weighted average number of shares outstanding, basic and fully diluted	21,115,148		21,115,148

Unaudited Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(1,533,940)	$283,904	(1)	$(1,250,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	47,298	—		47,298
Amortization of warrants issued in connection with notes payable	354,234	(283,904)	(1)	70,330
All other operating activities (unchanged)	628,690	—		628,690
Net cash used in operations	(503,718)	—		(503,718)

Cash flows from investing activities (unchanged)	—	—		—

Cash flows from financing activities (unchanged)	477,999	—		477,999

Net decrease in cash and cash equivalents	(25,719)	—		(25,719)
Cash and cash equivalents, beginning of period	75,031	—		75,031
Cash and cash equivalents, end of period	$49,312	$—		$49,312

(1) Correction of the determined fair value of warrants and related amortization

Unaudited Condensed Consolidated Statement of Operations
From August 12, 1999 (date of Inception) to March 31, 2010

	As previously reported	Adjustment	Reference	As restated
Revenue	$1,174,467	$—		$1,174,467
Cost of sales	544,779	—		544,779
Gross profit	629,688			629,688

Operating expenses:
Research and development	65,774,429	(3,000,000)	(1)	62,774,429
Marketing, general and administrative	31,027,348	164,229	(3)	31,191,577
Depreciation and amortization	817,517	—		817,517
Total operating expenses	97,619,294	(2,835,771)		94,783,523

Net loss from operations	(96,989,606)	(2,835,771)		(94,153,835)

Other income (expenses):
Development revenues	117,500	—		117,500
Interest income	762,275	—		762,275
Reversal of Litigation Accrual	3,000,000	3,000,000	(1)	—
Interest expense	(9,052,890)	(930,936)	(2)	(8,121,954)
Total other income (expenses)	(5,173,115)	(2,069,064)		(7,242,179)

Net loss before income taxes	(102,162,721)	766,707		(101,396,014)

Income taxes (benefit)	—	—		—

NET LOSS	$(102,162,721)	$766,707		$(101,396,014)

Unaudited Condensed Consolidated Statement of Cash flow
From August 12, 1999 (date of Inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:	As previously reported	Adjustment	Reference	As restated
Net loss	$(102,162,721)	$766,707		$(101,396,014)
Adjustments to reconcile net loss to net cash used in operating activities:	—			—
Amortization of warrants issued in connection with notes payable	4,070,612	(930,936)	(3)	3,139,676
Stock based compensation	9,099,623	164,229	(2)	9,263,852
All other operating activities	20,208,115	—		20,208,115
Net cash used in operating activities	(68,784,371)	—	—	(68,784,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities unchanged	(898,800)			(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided in financing activities unchanged	69,732,484			69,732,484
Net increase in cash and cash equivalents	49,312	—	—	49,312
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$49,312	$—	—	$49,312

(1) Reclassify gain on litigation accrual to operating expenses

(2) Correction of fair value of vested employee options

(3) Correction of the determined fair value of warrants and related amortization

NOTE 3 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2011, the Company incurred net losses attributable to common shareholders of $1,186,527 and used $306,556 in cash for operating activities during three months ended March 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2011 and December 31, 2010 primarily consisted of payments on corporate insurance policies.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31, 2011 (unaudited)	December 31, 2010
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	53,481
Leasehold improvements	362,046	362,046
	898,801	898,801
Less accumulated depreciation and amortization	(860,067)	(851,362)
	$38,734	$47,439

The Company incurred depreciation and amortization expenses of $8,705, $23,113 and $860,067 for the three months ended March 31, 2011 and 2010, and from August 12, 1999 (date of inception) to March 31, 2011, respectively.

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011(unaudited)	December 31, 2010
License and royalty fees	$1,333,370	$1,090,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,076,761	1,102,941
Interest payable on notes payable	537,499	595,342
Vendor accruals	343,278	582,403
Employee commissions, compensation, etc	260,068	208,239
Other	140,000	2,520
	$3,690,976	$3,581,445

NOTE 8 – NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(unaudited)
Seaside Bank note payable. Terms described below	$980,000	$980,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below., net of unamortized debt discount of $248,316 and $317,709 respectively	1,678,456	1,958,834
Short-term note payable, net of unamortized debt discount of $39,139 and $58,708 respectively. Terms described below	1,345,833	1,326,264
Short-term note payable, net of unamortized debt discount of $18,750. Terms described below	6,250	—
	4,010,539	4,265,098
Less current portion	(3,600,173)	(3,232,271)
Notes payable – long term	$410,366	$1,032,827

          Notes payable at March 31, 2011 mature as follows:

Nine months ended December 31, 2011	$3,600,173
2012	410,366

$4,010,539

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

The amount of interest expense on the principal amount of the BlueCrest Loan for the three months ended March 31, 2011 and 2010 totaled approximately $65,670 and $94,558, respectively.

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

Short-term Notes Payable

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

At March 31, 2011 and December 31, 2010, the Company has outstanding two notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the BlueCrest Loan is paid off.

On January 3, 2011, the Company issued a $139,729 Unsecured Convertible Note that matures in June 1, 2012 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the five lowest closing prices for the common stock during the five trading day period prior to date of conversion. During the three months ended March 31, 2011, the Company recorded a loss on settlement of debt of $110,872.

The Company’s identified embedded derivatives related to the Convertible Promissory Note entered into on January 3, 2011. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value $146,013 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	169.48%
Risk free rate:	0.19%

The initial fair value of the embedded debt derivative of $146,013 was allocated as a debt discount up to the proceeds of the note ($139,729) with the remainder ($6,284) charged to current period operations as interest expense.

During the three months ended March 31, 2011, the Company issued an aggregate of 959,934 shares of common stock valued at $276,017, in settlement of the Convertible Promissory Note of $139,729 and balance $136,288 charged to operation for current quarter.

On January 3, 2011, the Company issued a $25,000 Unsecured Convertible Note that matures in January 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.001 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $25,000 is charged operations ratably over the note term as interest expense.

For the three months ended March 31, 2011, the Company amortized $6,250 to current period operations as interest expense.

Notes payable, related party

At March 31, 2011, the Company has outstanding two related party notes payable with interest at 8% per annum due at maturity. The two notes, $125,000 and $100,000 are due on October 22, 2012 and November 30, 2012, respectively, and are unsecured.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock with par value $.001 per share. As of March 31, 2011 and December 31, 2010, no shares of preferred stock were issued or outstanding.

Common stock

The Company is authorized to issue 75,000,000 shares of common stock with par value $.001 per share. As of March 31, 2011 and December 31, 2010, the Company had 42,443,169 shares and 37,545,865 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2011, the Company issued an aggregate of 438,170 shares of its common stock on exercise of options.

During the three months ended March 31, 2011, the Company issued an aggregate of 959,934 shares of its common stock in exchange for outstanding notes payable.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

A summary of options at March 31, 2011 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2010	2,119,431	$3.28	5.4
Granted	1,764,940	$0.32
Exercised	(831,526)	$0.001
Forfeited/Expired	(1,027,301)	$2.62
Options outstanding at December 31, 2010	2,025,544	$2.79	6.8
Granted	312,167	$0.001
Exercised	(312,167)	$0.001
Forfeited/Expired	(122,724)	$1.01
Options outstanding at March 31, 2011	1,902,820	$2.90	6.5
Options exercisable at March 31, 2011	1,307,698	$3.93	5.4
Available for grant at March 31, 2011	4,870,392

The following information applies to options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	724,360	9.12	$0.56	201,161	$0.68
$0.71 – $1.28	324,780	7.05	$0.77	267,107	$0.76
$5.25 – $5.67	807,312	4.01	$5.58	793,062	$5.59
$7.69	39,572	5.42	$7.69	39,572	$7.69
$8.47	6,796	6.03	$8.47	6,796	$8.47
	1,902,820	6.51	$2.90	1,307,698	$3.93

During the three months ended March 31, 2011, the Company granted an aggregate of 312,167 non employee stock options in connection services rendered at the exercise price of $0.001 per share.

The fair values of the vesting non employee options for the three months ended March 31, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 146.17% to 147.71%; and Risk free rate: 3.30% to 3.48%.

The fair value of all options vesting during the three months ended March 31, 2011 and 2010 of $105,347 and $47,298, respectively, was charged to current period operations.

Warrants

A summary of warrants at March 31, 2011 and activity during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	7,355,057		$3.06	9.4
Issued	6,693,712		$0.78
Exercised	—		$0.00
Forfeited	128,040		$0.74
Outstanding at December 31, 2010	13,920,729		$1.98	5.8
Issued	2,231,785		$0.39
Exercised	—	$
Forfeited	—	$
Outstanding at March 31, 2011	16,152,514		$1.73	5.2
Exercisable at March 31, 2011	8,402,494		$1.78	5.1

During the three months ended March 31, 2011, the Company issued an aggregate of 1,951,785 warrants to purchase the Company’s common stock at $0.18 per share expiring three years from the date of issuance in connection with the sale of the Company’s common stock.

In addition, during the three months ended March 31, 2011, the Company issued an aggregate of 280,000 warrants to purchase the Company’s common stock from $1.44 per share expiring in February 2016 in connection with the sale of the Company’s common stock.

The following information applies to warrants outstanding and exercisable at March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 - $0.50	6,375,750	2.8	$0.18	170,180	0.18
0.52 - $0.68	3,776,909	6.3	$0.59	3,776,909	$0.59
0.70 - $1.62	2,649,454	4.0	$0.79	2,649,454	$0.79
1.81 – $2.61	427,119	0.6	$2.07	427,119	$2.07
3.60 – $4.93	105,000	2.4	$4.87	105,000	$4.87
5.67 – $7.69	2,818,282	11.2	$7.50	1,273,832	$7.26
	16,152,514	5.2	$1.73	8,402,494	$1.78

NOTE 11 – RELATED PARTY TRANSACTIONS

Lease Guarantee

          The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Royalty Payments

          The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

          The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

          In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2010 and $200,000 for 2009. This minimum royalty threshold will remain $200,000 for 2011 and thereafter. As of March 31, 2011, the Company has not made any payments other than the initial payment to acquire the license. At March 31, 2011 and December 31, 2010, the Company’s liability under this agreement was $1,333,370 and $1,090,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. In the three months ended March 31, 2011, 2010 and for the cumulative period from August 12, 1999 (date of inception) to March 31, 2011, the Company incurred expenses of $52,500, $52,500 and $1,333,370, respectively. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $190,870 in accrued expenses as of March 31, 2011.

          Approximate annual future minimum obligations under this agreement as of March 31, 2011 are as follows:

Year Ending December 31,

2011	$157,500
2012	210,000
2013	210,000
2014 — 2015	420,000
Total	$997,500

Contingency for Registration of the Company’s common stock

          The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of March 31, 2011 or December 31, 2010.

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

          The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2011, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 13 – SUBSEQUENT EVENTS

Subscription Agreements

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

          On April 18, 2011 the Company delivered a written notice of default and termination to each of Anc Bio Holdings, Inc., a South Korean biomedical company, and one of its U.S. agents, Bioheart Florida, LLC, in respect of the Subscription Agreements dated January 23, 2011. The notice stated that it was being given as a result of the breach by each of ABH and BF of their respective payment obligations under the Agreements. A copy of the notice of default was filed with the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2011.

Issuance of Options and Warrants

          Between April 1, 2011 and May 23, 2011, the Company issued options to purchase an aggregate of 145,000 shares of its common stock at a weighted average exercise price of $0.001 per share. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date. As of May 23, 2011 an aggregate of 145,000 shares of common stock have been issued upon the exercise of the aforementioned options.

          Between April 1, 2011 and May 23, 2011, the Company issued warrants to purchase an aggregate of 82,790 shares of its common stock at a weighted average exercise price of $0.15 per share. These warrants were issued in connection with Subscription agreement discussed above. The warrant vests six months following issuance and expires on the third year anniversary of the date of issuance.

Loan Agreement Amendment

               On May 16, 2011, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”). The outstanding principal amount of the Loan as of May 1, 2011 was $1,807,675.34. On May 16, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82 (the “New Note”). The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729.82, and modified. Additionally, Magna purchased a $34,750 convertible note from the Company (the “Convertible Note”).

               The loan evidenced by the New Note is the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 45% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

               The loan evidenced by the Convertible Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 50% less than the average of the lowest three (3) closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

Issuance of Shares

          Between April 1, 2011 and May 23, 2011, the Company issued an aggregate of 300,000 shares of common stock to Consultants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

          Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our Ability To Continue as a Going Concern

          Our independent registered public accounting firm has issued its report dated, May 10, 2011, in connection with the audit of our financial statements as of December 31, 2010, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

          We are committed to maintaining our leading position within the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. Our goals are to regenerate damaged tissue, if possible, improve a patient’s quality of life, reduce hospitalizations and reduce overall health care costs.

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

Revenue Recognition

               We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

               We account for Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Research and Development Activities

          We account for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred

Results of Operations

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

Comparison of the three months Ended March 31, 2011 and 2010

Revenues

          We recognized revenues of $0.00 in the three month period ended March 31, 2011 compared to revenues of $29,800 in the three month period ended March 31, 2010. The revenue in the three month period ended March 31, 2010 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

          Cost of sales was $0.00 in the three month period ended March 31, 2011 compared to $14,404 in the three month period ended March 31, 2010.

Research and Development

          Research and development expenses were approximately $170,100 in the three month period ended in March 31, 2011, a decrease of approximately $245,800 from research and development expenses of $415,900 in 2010. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

          The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on May 10, 2011

Marketing, General and Administrative

          Marketing, general and administrative expenses were approximately $490,500 in the three month period ended March 31 2011, an increase of $63,200 from marketing, general and administrative expenses of approximately $427,300 in 2010. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in salaries & wages due to the hiring of the President and CEO for the company.

Interest Income

          Interest income consists of interest earned on our cash and cash equivalents. Interest income was $0.03 in the three month period ended March 31, 2011 compared to interest income of $0.83 in 2010..The decrease in interest income was primarily attributable to lower cash balances in the three month period ended March 31, 2011 compared to 2010.

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

          Interest expense was $409,720 in the three month period ended March 31, 2011 compared to interest expense of $399,206 in 2010. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $178,253 in the three month period ended March 31, 2011 and $299,755 in 2010. Amortization of debt discounts and amortization of the fair value of warrants issued in connection with the Note payable totaled $95,212 in the three month period ended March 31, 2011 compared to $97,354 in 2010.

Inflation

          Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

          Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

          In the three month period ended March 31, 2011, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

          Net cash used in operating activities was $306,556 in the three month period ended March 31, 2011 as compared to $503,718 of cash used in 2010.

          Our use of cash for operations in the three months ended March 31, 2011 reflected a net loss generated during the period of approximately $1.2 million, adjusted for non-cash items such as stock-based compensation of $105,347, amortization of the fair value of warrants granted in connection with the Note payable of $92,158, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America Loan of $3,054. A increase in prepaid and other current assets of $50,761 contributed to our use of operating cash in the three months ended March 31, 2011. The increase in prepaid expenses and other current assets was due mainly to the increase in prepaid insurance. Partially offsetting these uses of cash was an increase in accrued expenses of $109,531 and accounts payable of $363,511.

          Our use of cash for operations in the three month period ended March 31, 2010 reflected a net loss generated during the period of approximately $1.3 million. However, our net loss was significantly offset by a decrease in prepaid expenses and other current assets of $18,943, an increase in accounts payable of $37,789 and an increase in accrued expenses of $194,851. The decrease in prepaid expenses was due to the refund of upfront payments under an agreement with the contract research organization that we were utilizing for the MARVEL trial. Accounts payable increased as we have sought to conserve cash until significant additional financing was obtained.

Investing Activities

          Net cash used in investing activities was $0 in the three month period ended March 31, 2011 and $0 in 2010.

Financing Activities

          Net cash provided by financing activities was $473,258 in the three month period ended March 31, 2011 as compared to $478,000 in 2010.

          In the three month period ended March 31, 2011 we sold, in a private placement, shares of common stock for aggregate net cash proceeds of approximately $514,501.

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

          At March 31, 2011 we had cash and cash equivalents totaling $170,000 however, our working capital deficit as of such date was approximately $11.95 million. Our independent registered public accounting firm has issued its report dated May 10, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

          Refer to Note 1. Organization and Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of our management, including our CEO and Controller, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Controller, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

          There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

          On January 23, 2011 the Company did receive the initial 10% and is currently engaged in discussions with the investors to determine new timing for the funding of the remaining installments. As of April 18, 2011, the second installment had not been received from either ABH or BF.

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

•	In January 2011, we issued an aggregate of 538,542 shares of our common stock in connection with the conversion of $87,729 of the convertible note.

•	In February 2011, we issued an aggregate of 421,392 shares of our common stock in connection with the conversion of the remaining balance of $52,000 of the convertible note.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.2(a)
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy Jr., M.D.
10.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
10.16(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.

10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Letter of Intent with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007
(2)	Reserved
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange
Commission on August 9, 2007
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009
(22)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the Securities and Exchange Commission on April 28, 2010
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: May 23, 2011	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President