Form 10-Q
period 2011-06-30
BIOHEART, INC.
filed 2011-08-15
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

          As of August 11, 2011, there were 63,723,173 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)	2

	Condensed Consolidated Balance Sheets – June 30, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2011, June 30, 2010 and the period from August 12, 1999 (date of inception) to June 30, 2011	3

	Unaudited Condensed Consolidated Statements of Stockholders Deficit –Six Months Ended June 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011, June 30, 2010 and the period from August 12, 1999 (date of inception) to June 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II	Other Information	37

Item 1	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Removed and Reserved	39

Item 5	Other Information	39

Item 6.	Exhibits	41

SIGNATURES		44

EX-31.1		45

EX-32.1		46

PART I. - FINANCIAL INFORMATION

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,185	$3,298
Accounts receivable, net	-	1,266
Inventory	64,258	64,612
Prepaid and other	86,633	34,322
Total current assets	185,076	103,498

Property and equipment, net	28,454	47,439

Other assets	157,859	157,859

Total assets	$371,389	$308,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,419,875	$2,050,161
Accrued expenses	3,936,323	3,581,445
Advances, related party	386,000	238,000
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	365,000	225,000
Notes payable, net of debt discount	3,494,910	3,232,271
Total current liabilities	12,567,394	11,292,163

Long term debt:
Derivative liability	221,313	-
Note payable, long term	275,032	1,032,827
Total long term debt	496,345	1,032,827

Total liabilities	13,063,739	12,324,990

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 45,491,855 and 37,545,865 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	45,492	37,545
Additional paid in capital	96,055,802	94,274,281
Common stock subscribed	38,750	-
Subscriptions receivable	-	(3,800)
Deficit accumulated during development stage	(108,832,394)	(106,324,220)
Total stockholders' deficit	(12,692,350)	(12,016,194)

Total liabilities and stockholders' deficit	$371,389	$308,796

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					From August 12,
					1999 (date of
	Three months ended June 30,		Six months ended June 30,		Inception) to
	2011	2010	2011	2010	June 30, 2011
		(restated)		(restated)

Revenue	$3,495	$6,672	$3,495	$36,466	$1,194,551
Cost of sales	139	2,395	139	16,799	550,279
Gross profit	3,356	4,277	3,356	19,667	644,272

Operating expenses:
Research and development	107,569	677,821	277,680	1,093,677	64,103,331
Marketing, general and administrative	556,506	386,715	1,047,014	813,967	33,579,951
Depreciation and amortization	10,280	13,584	18,985	36,697	870,347
Total operating expenses	674,355	1,078,120	1,343,679	1,944,341	98,553,629

Net loss from operations	(670,999)	(1,073,843)	(1,340,323)	(1,924,674)	(97,909,357)

Other income (expenses):
Development revenues	-	-	-	-	117,500
Gain on change of fair value of derivative liability	92,001	-	92,001		92,001
Interest income	-	-	-	1	762,277
Other income	475	-	3,864	-	249,418
Loss on settlement of debt	(250,644)	-	(361,516)	-	(361,516)
Interest expense	(492,480)	(52,913)	(902,200)	(736,023)	(11,782,717)
Total other income (expenses)	(650,648)	(52,913)	(1,167,851)	(736,022)	(10,923,037)

Net loss before income taxes	(1,321,647)	(1,126,756)	(2,508,174)	(2,660,696)	(108,832,394)

Income taxes (benefit)	-	-	-	-	-

NET LOSS	$(1,321,647)	$(1,126,756)	$(2,508,174)	$(2,660,696)	$(108,832,394)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	43,208,580	26,776,596	41,868,749	23,921,224

See the accompanying notes to these unaudited condensed consolidated financial statements

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2010	-	$-	37,545,865	$37,545	$94,274,281	$-	$(3,800)	$-	$(106,324,220)	$(12,016,194)
Cancellation of previously issued shares	-	-	(3,450)	(3)	3	-	-	-	-	-
Proceeds from common stock subscription	-	-	-	-	-	-	3,800	-	-	3,800
Common stock issued in exchanged of options exercised	-	-	736,737	737	-	-	-	-	-	737
Common stock in exchange for services	-	-	300,000	300	59,700	-	-	-	-	60,000
Common stock issued upon conversion of notes payable	-	-	2,135,543	2,136	365,702	-	-	-	-	367,838
Issuance of common stock, net of issuance costs of $40,000	-	-	4,777,160	4,777	630,973	-	-	-	-	635,750
Stock based compensation	-	-	-	-	180,429	-	-	-	-	180,429
Fair value of warrants issued for services	-	-	-	-	53,200	-	-	-	-	53,200
Common stock subscription	-	-	-	-	-	-	-	38,750	-	38,750
Beneficial conversion feature connection with amendment of convertible note	-	-	-	-	361,516	-	-	-	-	361,516
Beneficial conversion feature connection with issuance of convertible note	-	-	-	-	129,998	-	-	-	-	129,998
Net loss	-	-	-	-	-	-	-	-	(2,508,174)	(2,508,174)
Balance, June 30, 2011	-	$-	45,491,855	$45,492	$96,055,802	$-	$-	$38,750	$(108,832,394)	$(12,692,350)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From August 12,
			1999 (date of
	Six months ended June 30,		Inception) to
	2011	2010	June 30, 2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,508,174)	$ (2,660,696)	$ (108,832,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,985	36,697	870,347
Bad debt expense	1,266	-	166,266
Discount on convertible debt	224,080	-	486,304
Loss on settlement of debt	361,516	-	361,516
Gain on change in fair value of derivative liability	(92,001)	-	(92,001)
Non cash payment of interest	158,441	-	158,441
Amortization of warrants issued in exchange for licenses and intellectual property	-	-	5,413,156
Amortization of warrants issued in connection with notes payable	159,372	140,536	5,223,472
Amortization of loan costs	6,099	66,154	1,221,682
Warrants issued in exchange for services	-	-	285,659
Equity instruments issued in connection with R&D agreement	-	-	360,032
Equity instruments issued in connection with settlement agreement	-	567,529	3,381,629
Common stock issued in connection with accounts payable	-	93,918	655,382
Common stock issued in exchange for services	60,000	-	1,382,917
Common stock issued in connection with amounts due to guarantors of Bank of America loan	-	69,159	69,159
Common stock issued in exchange for distribution rights and intellectual property	-	-	99,997
Warrants issued on connection with services rendered	53,200	-	53,200
Warrants issued in connection with accounts payable		-	7,758
Stock based compensation	180,429	94,596	9,645,443
(Increase) decrease in:
Receivables	-	1,845	(1,265)
Inventory	354	120,853	(153,264)
Prepaid and other current assets	(21,284)	(7,210)	(55,605)
Other assets	-	-	(28,854)
Increase (decrease) in:
Accounts payable	369,714	74,527	3,003,993
Accrued expenses	323,851	437,065	4,972,693
Deferred revenue	-	-	465,287
Net cash used in operating activities	(704,152)	(965,027)	(70,879,050)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From August 12,
			1999 (date of
	Six months ended June 30,		Inception) to
	2011	2010	June 30, 2011
		(restated)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(898,800)
Net cash used in investing activities	-	-	(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	678,300	914,868	62,550,475
Proceeds from (payments for) initial public offering of common stock, net	-	-	1,447,829
Proceeds from subordinated related party note	-	-	3,000,000
Payment of note payable	-	-	(3,000,000)
Proceeds from notes payable, related party	140,000	-	365,000
Proceeds from related party advances	148,000	-	386,000
Proceeds from exercise of stock options	737	-	292,854
Proceeds from notes payable	59,750	-	11,557,750
Repayments of notes payable	(291,748)	-	(3,568,605)
Payment of loan costs	-	(20,000)	(1,219,268)
Net cash provided by financing activities	735,039	894,868	71,812,035

Net (decrease) increase in cash and cash equivalents	30,887	(70,159)	34,185

Cash and cash equivalents, beginning of period	3,298	75,031	-
Cash and cash equivalents, end of period	$34,185	$4,872	$34,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$129,554	$193,393	$1,736,155
Income taxes paid	$-	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$345,746	$-	$2,517,746

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2011, the Company has accumulated a deficit through its development stage of $108,832,394.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The most significant estimates are those used in determination of derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

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
JUNE 30, 2011

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2011 and December 31, 2010, allowance for doubtful accounts was $8,751 and $7,485, respectively.

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
JUNE 30, 2011

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 43,471,738 and 38,183,175 for the three months ended June 30, 2011 and 2010, respectively and 45,861,767 and 35,327,803 for the six months ended June 30, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values. (See note 11)

As of June 30, 2011, there were outstanding stock options to purchase 1,899,112 shares of common stock, 1,458,942 shares of which were vested.

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

As of June 30, 2011, one customer represented 100% of the Company’s accounts receivable. As of December 31, 2010, one customer represented 53% of the Company’s accounts receivable

For the three and six month periods ended June 30, 2011, the Company's revenues earned from the sale of products and services were $3,495, from one customer. For the three and six month periods ended June 30, 2010, the Company’s revenues earned from sale of products and services were $6,672 and $36,466, 82 % and 100% of the revenues were from one customer, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $107,569 and $677,821 for the three months ended June 30, 2011 and 2010, respectively; $277,680 and $1,093,677 for the six months ended June 30, 2011 and 2010, respectively and $64,103,331 from August 12, 1999 (date of inception) to June 30, 2011.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 2 – RESTATEMENT

The accompanying unaudited condensed consolidated Statement of Operations and Statement of Cash Flows for the three and six months ended June 30, 2010 and from August 12, 1999 to June 30, 2010 have been restated to correct the errors in the accounting of Company issuances of warrants in connection with notes payable from 2007 through 2009. These changes correct the allocated fair value assigned to the issued warrants and a change in the treatment from a recorded asset (deferred financing costs) to a debt discount shown net with the related notes payable.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Unaudited Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Revenue	$29,794	$(23,122)	(1)	$6,672
Cost of sales	14,404	(12,009)	(1)	2,395
Gross profit	15,390	(11,113)		4,277

Operating expenses	866,221	211,899	(1)	1,078,120

Loss from operations	(850,831)	(223,012)		(1,073,843)

Other income (expense):
Interest income	1	(1)	(1)	-
Interest expense	(683,110)	630,197	(1),(2)	(52,913)

Net loss before income taxes	(1,533,940)	407,184		(1,126,756)

Income taxes (benefit)	-	-		-

NET LOSS	$(1,533,940)	$407,184		$(1,126,756)

Loss per common share, basic and fully diluted	$(0.07)	$0.04		$(0.04)

Weighted average number of shares outstanding, basic and fully diluted	21,115,148			26,776,596

(1):  Correct reporting for three months ended June 30, 2010; the Company erroneously reported three months ended June 30, 2010 within the 10-Q filing

(2):  Correction of the determined fair value of warrants and related amortization

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Unaudited Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2010

	As Previously Reported	Adjustment		Reference	As Restated
Revenue	$36,466	$			$36,466
Cost of sales	16,799				16,799
Gross profit	19,667				19,667

Operating expenses	1,944,341				1,944,341

Loss from operations	(1,924,674)				(1,924,674)

Other income (expense):
Interest income	1				1
Interest expense	(1,138,413)		402,390	(2)	(736,023)

Net loss before income taxes	(3,063,086)		402,390		(2,660,696)

Income taxes (benefit)	-		-		-

NET LOSS	$(3,063,086)		$402,390		$(2,660,696)

Loss per common share, basic and fully diluted	$(0.13)		$0.02		$(0.11)

Weighted average number of shares outstanding, basic and fully diluted	23,670,644				23,921,224

(2):  Correction of the determined fair value of warrants and related amortization

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Unaudited Condensed Consolidated Statement of Operations
From August 12, 1999 (date of Inception) to June 30, 2010

	As previously reported	Adjustment	Reference	As restated

Revenue	$ 1,181,139	$ -		$ 1,181,139
Cost of sales	547,174	-		547,174
Gross profit	633,965			633,965

Operating expenses:
Research and development	66,452,250	(3,000,000)	(1)	63,452,250
Marketing, general and administrative	31,414,063	164.229	(3)	31,578,292
Depreciation and amortization	831,101	-		831,101
Total operating expenses	98,697,414	(2,835,771)		95,861,643

Net loss from operations	(98,063,449)	(2,835,771)		(95,227,678)

Other income (expenses):
Development revenues	117,500	-		117,500
Interest income	762,276	-		762,275
Reversal of Litigation Accrual	3,000,000	3,000,000	(1)	-
Interest expense	(9,508,195)	(1,049,422)	(2)	(8,458,773)
Total other income (expenses)	(5,628,419)	(1,950,578)		(7,578,997)

Net loss before income taxes	(103,691,868)	885,193		(102,806.675)

Income taxes (benefit)	-	-		-

NET LOSS	$ (103,691,868)	$ 766,707		$ (102,806,675)

 (1)  Reclassify gain on litigation accrual to operating expenses

(2) Correction of fair value of vested employee options

(3) Correction of the determined fair value of warrants and related amortization

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Unaudited Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(3,063,087)	$402,390	(1)	$(2,660,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	94,596	-		94,596
Amortization of warrants issued in connection with notes payable	542,927	(402,390)	(1)	140,537
All other operating activities (unchanged)	1,460,537	-		1,460,537
Net cash used in operations	(965,027)	-		(965,027)

Cash flows from investing activities (unchanged)	-	-		-

Cash flows from financing activities (unchanged)	894,868	-		894,868

Net decrease in cash and cash equivalents	(70,159)	-		(70,159)
Cash and cash equivalents, beginning of period	75,031	-		75,031
Cash and cash equivalents, end of period	$4,872	$-		$4,872

Unaudited Condensed Consolidated Statement of Cash flow
From August 12, 1999 (date of Inception) to June 30, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(103,691,868)	$885,193	(1), (2)	$(102,806,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	9,146,921	164,229	(2)	9,311,150
Amortization of warrants issued in connection with notes payable	4,259,305	(1,049,422)	(1)	3,209,883
All other operating activities (unchanged)	21,039,961	-		21,039,961
Net cash used in operations	(69,245,681)	-		(69,245,681)

Cash flows from investing activities (unchanged)	(898,800)	-		(898,800)

Cash flows from financing activities (unchanged)	70,149,353	-		70,149,353

Net increase in cash and cash equivalents	4,872	-		4,872
Cash and cash equivalents, beginning of period	-	-		-
Cash and cash equivalents, end of period	$4,872	$-		$4,872

(1) Correction of the determined fair value of warrants and related amortization

(2) Correction of fair value of vested employee options

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 3 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six months ended June 30, 2011, the Company incurred net losses attributable to common shareholders of $2,508,174 and used $704,152 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2011 and December 31, 2010 primarily consisted of payments on corporate insurance policies and prepaid stock based compensation.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30, 2011 (unaudited)	December 31, 2010
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	53,481
Leasehold improvements	362,046	362,046
	898,801	898,801
Less accumulated depreciation and amortization	(870,347)	(851,362)
	$28,454	$47,439

The Company incurred depreciation and amortization expenses of $10,280 and $13,584 for the three month periods ended June 30, 2011 and 2010, respectively, $18,985 and $36,697 for the six month periods ended June 30, 2011 and 2010, respectively and $870,347 from August 12, 1999 (date of inception) to June 30, 2011.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011(unaudited)	December 31, 2010
License and royalty fees	$1,401,264	$1,090,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,105,571	1,102,941
Interest payable on notes payable	596,291	595,342
Vendor accruals	366,511	582,403
Employee commissions, compensation, etc	289,186	208,239
Other	177,500	2,520
	$3,936,323	$3,581,445

NOTE 8 – NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(unaudited)
Seaside Bank note payable. Terms described below	$980,000	$980,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below., net of unamortized debt discount of $197,617 and $317,709 respectively	1,368,026	1,958,834
Short-term note payable, net of unamortized debt discount of $19,569 and $58,708 respectively. Terms described below	1,365,403	1,326,264
Short-term note payable, net of unamortized debt discount of $12,500. Terms described below	12,500	—
Short-term note payable, net of unamortized debt discount of $96,438. Terms described below	13,562	-
Short-term note payable, net of unamortized debt discount of $30,466. Terms described below	4,284
Short-term note payable, net of unamortized debt discount of $73,562. Terms described below	26,167
	3,769,942	4,265,098
Less current portion	(3,494,910)	(3,232,271)
Notes payable – long term	$275,032	$1,032,827

          Notes payable at June 30, 2011 mature as follows:

One year from June 30, 2011	$3,494,910
Long term portion	275,032

$3,769,942

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The amount of interest expense on the principal amount of the BlueCrest Loan for the six months ended June 30, 2011 and 2010 totaled approximately $125,449 and $189,115, respectively.

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
JUNE 30, 2011

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

For the six month period ending June 30, 2011 the Company paid $712,924 in principal and $125,449 in interest. As of June 30, 2011 the balance due under the Loan is $1,565,643.

Short-term Notes Payable

On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010, however the Company is not obligated to make payments until BlueCrest Loan is paid off. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term. Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock. In April 2009, as consideration for the authorization to amend certain documents related to the Note, the Company issued to the Noteholder a warrant to purchase 451,053 shares of common stock at an exercise price of $0.5321 per share. The warrant, which became exercisable immediately upon issuance, has a ten year term. This warrant had a fair value of $195,694, which was accounted for as additional paid in capital and reflected as a component of debt discount and is being amortized as interest expense ratably over the term of the loan. The Company amortized $39,139 to current period operations for the six months ended June 30, 2011 and 2010.

The amount of interest expense on the principal amount of the loan for the year ended December 31, 2009 was approximately $187,000. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement. The Company recorded interest expense of $125,449 for the six months ended June 30, 2011

In July 2009, Bruce Meyers and Dana Smith (jointly, the “Lenders”) funded a total $120,000 loan to the Company. The Loan was in the nature of convertible debt and was evidenced by an unsecured promissory note (the “Note”), that was convertible into common stock of the Company at a price that was 22.5% less than the average of the closing bid prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise their conversion right under the Note. The Note was to bear interest at the rate of 10% per annum, with interest payable due at maturity. The terms sheet provides that all unpaid interest (and principal) will be due and payable on the date that is the earlier to occur of the first anniversary of the closing date of the Loan or the closing of a financing in an amount that is equal to or greater than $3.0 million that will satisfy the Company’s obligation under its loan with BlueCrest. However, during the year ended December 31, 2009, the Lenders elected to convert the entire amount of the Loan to shares of the Company’s common stock. Accordingly, the aggregate number of unregistered and restricted shares of the Company’s common stock issued in connection with, and as a result of the conversion of, the

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Loan was 355,294 shares. The Company will have no obligation to file any registration statement with respect to the shares, except that the Lenders will have customary “piggyback” registration rights.

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

At June 30, 2011 and December 31, 2010, the Company has outstanding two notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the BlueCrest Loan is paid off.

On January 3, 2011, the Company issued a $139,729 Unsecured Convertible Note that matures in June 1, 2012 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the five lowest closing prices for the common stock during the five trading day period prior to date of conversion. During six months ended June 30, 2011, the Company recorded a loss on settlement of debt of $110,872.

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
JUNE 30, 2011

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

During the six months ended June 30, 2011, the Company issued an aggregate of 959,934 shares of common stock valued at $276,017, in settlement of the Convertible Promissory Note of $139,729 and balance $136,288 charged to operation for current quarter.

On January 3, 2011, the Company issued a $25,000 Unsecured Convertible Note that matures in January 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.0025 per share.

In conjunction with the issuance of the Unsecured Convertible Note on May 16, 2011, the Company determined that there were insufficient authorized shares to meet possible conversion demands after considering prior issued and outstanding common shares and other common stock equivalents, therefore the Company bifurcated the embedded conversion option in connection to the note The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date. At May 16, 2011, the Company determined a fair value $51,130 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.64%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $51,130 was allocated as a reclassification from equity of a previously recorded beneficial conversion feature ($25,000) with the remainder ($26,130) charged to current period operations as interest expense.

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

For the six months ended June 30, 2011, the Company amortized $12,500 of debt discount to current period operations as interest expense.

On May 16, 2011, the Company issued a $139,729 Unsecured Convertible Note that matures in May 16, 2012 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 55% of the five lowest closing prices for the common stock during the five trading day period prior to date of conversion, minimum conversion rate of $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The Company determined that there were insufficient authorized shares to meet possible conversion demands after considering prior issued and outstand common shares and other common stock equivalents, therefore the Company bifurcated the embedded conversion option in connection to the note The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value $261,387 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.64%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $261,387 was allocated as a debt discount up to the proceeds of the note ($139,729) with the remainder ($121,658) charged to current period operations as interest expense.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $139,729 is charged operations ratably over the note term as interest expense. During six months ended June 30, 2011, the Company recorded a loss on settlement of debt of $143,180.

During the six months ended June 30, 2011, the Company issued an aggregate of 338,834 shares of common stock in settlement of $29,728 towards the convertible note.

For the six months ended June 30, 2011, the Company amortized $43,290 of debt discount to current period operations as interest expense.

On May 16, 2011, the Company issued a $34,750 Unsecured Convertible Note that matures in January 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.001 per share.

The Company determined that there were insufficient authorized shares to meet possible conversion demands for a portion of the Unsecured Convertible Note ($12,236) after considering prior issued and outstand common shares and other common stock equivalents, therefore the Company bifurcated the embedded conversion option in connection to the note The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value $22,889 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.64%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $22,889 was allocated as a debt discount up to the proceeds of the note ($12,236) with the remainder ($10,653) charged to current period operations as interest expense.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in the remainder of the Convertible Note ($22,514). The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $34,750 is charged operations ratably over the note term as interest expense.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

For the six months ended June 30, 2011, the Company amortized $4,284 of debt discount to current period operations as interest expense.

On June 15, 2011, the Company issued a $139,729 Unsecured Convertible Note that matures in June 15, 2012 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum and maximum conversion rate of $0.001 and $0.13 per share, respectively.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $107,484 is charged operations ratably over the note term as interest expense. During six months ended June 30, 2011, the Company recorded a loss on settlement of debt of $107,484.

During the six months ended June 30, 2011, the Company issued an aggregate of 836,775 shares of common stock in settlement of $40,000 towards the convertible note.

For the six months ended June 30, 2011, the Company amortized and wrote off $33,922 to current period operations as interest expense.

Notes payable, related party

At June 30, 2011, the Company has outstanding three related party notes payable with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 are due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until BlueCrest loan is paid off.

NOTE 9 – DERIVATIVE LIABILITY

During 2011, in connection with the issuance of convertible notes, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The fair value of the derivative at June 30, 2011 was determined using the Binomial Lattice Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 192.00%, risk free rate: 0.19%, expected life from 0.51 to 0.88 years.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 10 – STOCKHOLDERS’ EQUITY

Common stock

During the six months ended June 30, 2011, the Company issued an aggregate of 603,834 shares of its common stock on exercise of options.

During the six months ended June 30, 2011, the Company issued an aggregate of 2,135,543 shares of its common stock in exchange for outstanding notes payable.

During the six months ended June 30, 2011, the Company issued an aggregate of 300,000 shares of its common stock in exchange for services rendered.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Stock Options

A summary of options at June 30, 2011 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2010	2,119,431	$3.28	5.4
Granted	1,764,940	$0.32
Exercised	(831,526)	$0.001
Forfeited/Expired	(1,027,301)	$2.62
Options outstanding at December 31, 2010	2,025,544	$2.79	6.8
Granted	603,834	$0.001
Exercised	(603,834)	$0.001
Expired	(126,432)	$1.01
Options outstanding at June 30, 2011	1,899,112	$2.90	6.3
Options exercisable at June 30, 2011	1,458,942	$3.57	5.5
Available for grant at June 30, 2011	4,582,433

The following information applies to options outstanding and exercisable at June 30, 2011:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	724,360	8.9	$0.56	326,161	$0.61
$0.71 – $1.28	324,780	6.8	$0.77	294,434	$0.76
$5.25 – $5.67	803,604	3.8	$5.58	791,979	$5.59
$7.69	39,572	5.2	$7.69	39,572	$7.69
$8.47	6,796	5.8	$8.47	6,796	$8.47
	1,899,122	6.3	$2.90	1,458,942	$3.57

During the six months ended June 30, 2011, the Company granted an aggregate of 603,834 non employee stock options in connection services rendered at the exercise price of $0.001 per share.

The fair values of the vesting non employee options for the six months ended June 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 143.99% 146.17% to 147.71%; and Risk free rate: 2.96% to 3.48%.

The fair value of all options vesting during the six months ended June 30, 2011 and 2010 of $180,429 and $94,596, respectively, was charged to current period operations.

Warrants

A summary of warrants at June 30, 2011 and activity during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	7,355,057		$3.06	9.4
Issued	6,693,712		$0.78
Exercised	—		$0.00
Forfeited	128,040		$0.74
Outstanding at December 31, 2010	13,920,729		$1.98	5.8
Issued	4,048,854		$0.26
Exercised	—	$
Forfeited	(123,169)		$4.15
Outstanding at June 30, 2011	17,846,414		$1.58	5.1
Exercisable at June 30, 2011	12,339,964		$1.27	4.1

During the six months ended June 30, 2011, the Company issued an aggregate of 3,668,854 warrants to purchase the Company’s common stock from $0.09 to $0.65 per share expiring three years from the date of issuance in connection with the sale of the Company’s common stock.

In addition, during the six months ended June 30, 2011, the Company issued an aggregate of 280,000 warrants to purchase the Company’s common stock from $0.19 per share expiring in February 2016 in connection with the sale of the Company’s common stock.. The fair value of the warrants of $53,200 was determined by using the Black Scholes Option Pricing Model with the following assumptions: dividends: 0%; volatility: 146.37%, risk free rate: 2.3% , were charged to current period operations

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The following information applies to warrants outstanding and exercisable at June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 - $0.50	8,069,650	3.3	$0.16	4,107,650	0.18
0.52 - $0.68	3,800,078	6.0	$0.59	3,800,078	$0.59
0.70 - $1.62	2,626,285	3.8	$0.79	2,626,285	$0.79
1.81 – $2.61	427,119	0.4	$2.07	427,119	$2.07
3.60 – $4.93	105,000	2.2	$4.87	105,000	$4.87
5.67 – $7.69	2,818,282	11.0	$7.50	1,273,832	$7.26
	17,846,414	4.5	$1.58	12,339,964	$1.27

NOTE 12 – RELATED PARTY TRANSACTIONS

Lease Guarantee

          The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Royalty Payments

          The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

          The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

          In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2010 and $200,000 for 2009. This minimum royalty threshold will remain $200,000 for 2011 and thereafter. As of June 30, 2011, the Company has not made any payments other than the initial payment to acquire the license. At June 30, 2011 and December 31, 2010, the Company’s liability under this agreement was $1,401,264 and $1,090,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. In the three months ended June 30, 2011 and 2010, the Company incurred expenses of $52,500, for the six months ended June 30, 2011 and 2010 $105,000 and $1,195,000 from August 12, 1999 (date of inception) to June 30, 2011. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $206,264 in accrued expenses as of June 30, 2011.

          Approximate annual future minimum obligations under this agreement as of June 30, 2011 are as follows:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Year Ending December 31,

2011	$105,000
2012	210,000
2013	210,000
2014 — 2015	420,000
Total	$945,000

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of June 30, 2011 or December 31, 2010.

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
JUNE 30, 2011

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

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2011, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 14 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the warrant liability, reset and debt derivative liabilities. Convertible notes were determined at market based on their short term historical conversions

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Derivative liability	$-	$-	$(221,313)	$(221,313)

Total	$-	$-	$(221,313)	$(221,313)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

Derivative Liability
Balance, December 31, 2010	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	335,406
Mark-to-market at June 30, 2010:
Embedded debt derivative	(92,001)
Transfers out of Level 3 upon conversion and settlement of notes	(22,092)

Balance, June 30, 2011	$221,313

Net Gain for the period included in earnings relating to the liabilities held at June 30, 2011	$92,001

NOTE 15 – SUBSEQUENT EVENTS

Loan Agreement Amendment

On July 7, 2011, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”). The outstanding principal amount of the Loan as of July 7, 2011 was $1,565,643.10. On July 8, 2011, BlueCrest agreed with the Company and Greystone Capital Partners (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $140,380.21 (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $140,380.21, and modified.

The New Note is a subordinated convertible note bearing interest at the rate of 8% per annum, payable at maturity. The New Note is convertible into common stock of the Company at a price that is 50% less than the average of the three (3) lowest closing prices for the Company’s common stock for the ten (10) trading days prior to the Lenders’ election to exercise its conversion right; provided, however, that if the Company engages in a financing transaction that provides for a pricing discount that is greater than 50%, then the discount allowed to Greyston will be increased to such greater discount percentage.

In July 2011, the Company issued an aggregate of 3,829,001 shares of our common stock in connection with the conversion of $140,380.21 of the July 8, 2011 convertible note.

On August 3, 2011, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”). The outstanding principal amount of the Loan as of August 3, 2011 was $1,442,679.71. On August 3, 2011, BlueCrest agreed with the Company and Greystone Capital Partners (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82 (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and modified.

The New Note is a subordinated convertible note bearing interest at the rate of 8% per annum, payable at maturity. The New Note is convertible into common stock of the Company at a price that is 50% less than the average of the three (3) lowest closing prices for the Company’s common stock for the ten (10) trading days prior to the Lenders’ election to exercise its conversion right; provided, however, that if the Company engages in a financing transaction that provides for a pricing discount that is greater than 50%, then the discount allowed to Greystone will be increased to such greater discount percentage.

In August 2011, the Company issued an aggregate of 3,358,866 shares of our common stock in connection with the conversion of $139,728.82 of the August 3, 2011 convertible note.

Common Stock Issued

In July 2011, the Company issued an aggregate of 1,679,615 shares of our common stock in connection with the conversion of $80,000 of the Magna May 16, 2011 convertible note discussed in Item 5 Other Information.

In July 2011, the Company issued an aggregate of 2,594,458 shares of our common stock in connection with the conversion of the remaining balance of $99,728.82 of the Lotus June 15, 2011 convertible note discussed in Item 5 Other Information.

In July 2011, the Company issued an aggregate of 625,000 shares of our common stock in connection with the conversion of the Magna January 3, 2011convertible note discussed in Item 5 Other Information.

 In July 2011, the Company issued an aggregate of 250,000 shares of our common stock in connection with Consulting Agreements.

On August 8, 2011 the Company received notice of conversion for the remaining balance of $30,000 of the Magna May 16, 2011 convertible note discussed in Item 5 Other Information. The Company issued an aggregate of 547,536 shares of our common stock in connection with the conversion.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Subscription Agreements

In July 2011, the Company sold an aggregate of 2,163,900 shares of the Company’s common stock and warrants to purchase 2,163,900 shares of the Company’s common stock for aggregate gross cash proceeds of $142,750. The warrants are (i) exercisable solely for cash at an exercise price of $0.06 to $0.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In July 2011, the Company issued an additional 201,400 shares of the Company’s common stock and warrants to purchase 201,400 shares of the Company’s common stock in connection with Subscription Agreements received in June 2011. The warrants are (i) exercisable solely for cash at an exercise price of $0.08 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In August 2011, the Company sold an aggregate of 2,676,780 shares of the Company’s common stock and warrants to purchase 2,676,780 shares of the Company’s common stock for aggregate gross cash proceeds of $205,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.06 to $0.11 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Issuance of Options and Warrants

Between July 1, 2011 and August 15, 2011, the Company issued options to purchase an aggregate of 304,762 shares of its common stock at a weighted average exercise price of $0.001 per share. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date. As of August 15, 2011 an aggregate of 304,762 shares of common stock have been issued upon the exercise of the aforementioned options.

On August 12, 2011 the Company issued stock options to purchase an aggregate of 210,000 shares of common stock at an exercise price of $0.21 per share to certain members of the Company’s Board of Directors. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date.

 In August 12, 2011 the Company issue stock options to purchase an aggregate of 1,250,000 shares of common stock at an exercise price of $0.10 per share issued to certain of the Company’s employees. The options vest in 4 equal increments and expire on the tenth anniversary of the issuance date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Our Ability To Continue as a Going Concern

          Our independent registered public accounting firm has issued its report dated, May 10, 2011, in connection with the audit of our financial statements as of December 31, 2010, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

          We recognized revenues of $3,495 in the three month period ended June 30, 2011 compared to revenues of $6,672 in the three month period ended June 30, 2010. The revenue in the three month period ended June 30, 2011 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

          Cost of sales was $139 in the three month period ended June 30, 2011 compared to $2,395 in the three month period ended June 30, 2011.

Research and Development

          Research and development expenses were $107,569 in the three month period ended in June 30, 2011, a decrease of $570,252 from research and development expenses of $677,821 in 2010. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

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

          Marketing, general and administrative expenses were approximately $557,000 in the three month period ended June 30, 2011, an increase of $169,791 from marketing, general and administrative expenses of approximately $387,000 in 2010. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in salaries & wages due to the hiring of the President and CEO for the company.

Gain on change in fair value of derivative liability

During the three months ended June 30, 2011, we issued unsecured convertible notes which creates a possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such we are required to record as a liability the fair value of the possible excess and mark to market each reporting period. During the three months ended June 30, 2011, we recorded a gain on change in the fair value of the derivative liability of $92,001.

Loss on settlement of debt

During the three month period ended June 30, 2011, we incurred a non cash loss on settlement of debt of $250,644 as compared to Nil for 2010. The loss is generated from the exchange of our BlueCrest Loan payments due with convertible notes.

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

Interest expense was $334,039 in the three month period ended June 30, 2011 compared to interest expense of $52,913 in 2010, A increase of $281,126.  During the three months ended June 30, 2011, we incurred a non cash interest expense of $158,441from our requirement to treat a portion of our convertible notes as derivative accounting.  In addition, for 2011, we incurred additional non cash amortization of debt discounts associated with our new notes.

         Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

          We recognized revenues of $3,495 in the six month period ended June 30, 2011 compared to revenues of $36,466 in the six month period ended June 30, 2010. The revenue in the six month period ended June 30, 2011 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

          Cost of sales was $139 in the six month period ended June 30, 2011 compared to $16,799 in the six month period ended June 30, 2011.

Research and Development

          Research and development expenses were $277,680 in the six month period ended in June 30, 2011, a decrease of $815,997 from research and development expenses of $1,093,677 in 2010. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

          The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A.

“Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on May 10, 2011

Marketing, General and Administrative

          Marketing, general and administrative expenses were $1,047,014 in the six month period ended June 30, 2011, an increase of $233,047 from marketing, general and administrative expenses of $813,967 in 2010. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in salaries & wages due to the hiring of the President and CEO for the company.

Gain on change in fair value of derivative liability

During the six months ended June 30, 2011, we issued unsecured convertible notes which creates a possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such we are required to record as a liability the fair value of the possible excess and mark to market each reporting period. During the three months ended June 30, 2011, we recorded a gain on change in the fair value of the derivative liability of $92,001.

Loss on settlement of debt

During the six month period ended June 30, 2011, we incurred a non cash loss on settlement of debt of $361,516 as compared to Nil for 2010. The loss is generated from the exchange of our BlueCrest Loan payments due with convertible notes.

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

Interest expense was $902,200 in the six month period ended June 30, 2011 compared to interest expense of $736,022 in 2010. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled $320,000 in the six month period ended June 30, 2011 and $525,000 in 2010. Amortization of debt discounts and amortization of the fair value of warrants issued in connection with the Note payable totaled $253,228 in the six month period ended June 30, 2011 compared to $210,967 in 2010.

Inflation

          Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

          Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

          In the six month period ended June 30, 2011, we continued to finance our considerable operational cash needs with cash generated from financing activities.

 Operating Activities

          Net cash used in operating activities was $704,152 in the six month period ended June 30, 2011 as compared to $965,027 of cash used in 2010.

          Our use of cash for operations in the six months ended June 30, 2011 reflected a net loss generated during the period of approximately $2.5 million, adjusted for non-cash items such as stock-based compensation of $180,429, amortization of the fair value of warrants granted in connection with the Note payable of $159,372, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $230,179, loss on settlement of debt of $361,516. A increase in prepaid and other current assets of $20,930 contributed to our use of operating cash in the six months ended June 30, 2011. The increase in prepaid expenses and other current assets was due mainly to the increase in prepaid stock based compensation. Partially offsetting these uses of cash was an increase in accrued expenses of $317,378 and accounts payable of $369,714.

        Our use of cash for operations in the six months ended June 30, 2010 reflected a net loss generated during the period of $2.7 million, adjusted for non-cash items such as stock-based compensation of $94,596 amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America loan of $140,536, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $66,154, equity instruments issued in settlement agreements of $567,529. A increase in prepaid and other current assets of $7,210 and an increase in accounts payable of $74,527 contributed to our use of operating cash in 2010. The increase in prepaid expenses and other current assets was due mainly to the increase in prepaid insurance. Partially offsetting these uses of cash were decreases in accrued expenses of $437,065.

Investing Activities

          Net cash used in investing activities was $0 in the six month period ended June 30, 2011 and $0 in 2010.

Financing Activities

          Net cash provided by financing activities was $735,039 in the six month period ended June 30, 2011 as compared to $894,868 in 2010.

          In the six month period ended June 30, 2011 we sold, in a private placement, shares of common stock for aggregate net cash proceeds of $678,300.

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

          At June 30, 2011 we had cash and cash equivalents totaling $34,185 however, our working capital deficit as of such date was approximately $12.38 million. Our independent registered public accounting firm has issued its report dated May 10, 2011 in connection with the audit of our consolidated financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

          In June 2011, the Company sold an aggregate of 1,611,110 shares of the Company’s common stock and warrants to purchase 1,611,110 shares of the Company’s common stock for aggregate gross cash proceeds of $145,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

Approval of Option Issuance

          In June 2011, the Board of Directors approved the issuance of stock options to purchase an aggregate of 1,750,000 shares of common stock at an exercise price of $0.10 per share issued to certain of the Company’s employees. The options will vest in 4 equal increments and will expire on the tenth anniversary of the issuance date.

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

          On May 16, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82 (the “New Note”). The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729.82, and modified. Additionally, Magna purchased a $34,750 convertible note from the Company (the “Convertible Note”).

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

•	In June 2011, we issued an aggregate of 338,834 shares of our common stock in connection with the conversion of $29,728.82 of the convertible note.

          On June 15, 2011, BlueCrest agreed with the Company and Lotus Funding Group, LLC (“Lotus”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82 (the “New Note”). The New Note was assigned to Lotus in consideration for a payment by them to BlueCrest of $139,729.82, and modified.

          The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 50% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

•	In June 2011, we issued an aggregate of 836,775 shares of our common stock in connection with the conversion of $40,000 of the convertible note.

Issuance of Shares of Common Stock

          In May 2011, the Company issued an aggregate of 300,000 shares of our common stock in connection with Consulting Agreements.

Item 6.

Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.2(a)
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy Jr., M.D.
10.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership

10.16(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Letter of Intent with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007
(2)	Reserved
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange
Commission on August 9, 2007
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009
(22)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the Securities and Exchange Commission on April 28, 2010
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: August 15, 2011	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President