Form 10-Q
period 2011-09-30
BIOHEART, INC.
filed 2011-11-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

 As of November 9, 2011, there were 82,152,767 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2011, September 30, 2010 and the period from August 12, 1999 (date of inception) to September 30, 2011	4

	Unaudited Condensed Consolidated Statements of Stockholders Deficit –Nine Months Ended September 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011, September 30, 2010 and the period from August 12, 1999 (date of inception) to September 30, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II	Other Information	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Removed and Reserved	49

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		55

EX-31.1		56

EX-32.1		57

PART I. - FINANCIAL INFORMATION

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,787	$3,298
Accounts receivable, net	—	1,266
Inventory	64,119	64,612
Prepaid and other	99,012	34,322
Total current assets	165,918	103,498

Property and equipment, net	20,749	47,439

Other assets	158,059	157,859

Total assets	$344,726	$308,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,407,405	$2,050,161
Accrued expenses	4,005,238	3,581,445
Advances, related party	456,000	238,000
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	365,000	225,000
Notes payable, net of debt discount	3,439,563	3,232,271
Total current liabilities	12,638,492	11,292,163

Long term debt:
Note payable, long term	—	1,032,827
Total long term debt	—	1,032,827

Total liabilities	12,638,492	12,324,990

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001; 195,000,000 and 75,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively, 70,464,202 and 37,545,865 shares issued and outstanding as of September 30, 2011 and December 31, 2010 , respectively	70,464	37,545
Additional paid in capital	97,621,880	94,274,281
Common stock subscribed	60,000	—
Subscriptions receivable	—	(3,800)
Deficit accumulated during development stage	(110,046,110)	(106,324,220)
Total stockholders' deficit	(12,293,766)	(12,016,194)

Total liabilities and stockholders' deficit	$344,726	$308,796

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From August 12,
	Three months ended		Nine months ended		1999 (date of
	September 30,		September 30,		Inception) to
	2011	2010	2011	2010	September 30, 2011
		(restated)		(restated)
Revenue	$3,495	$6,422	$6,990	$42,888	$1,198,046
Cost of sales	139	2,827	278	19,626	550,418
Gross profit	3,356	3,595	6,712	23,262	647,628

Operating expenses:
Research and development	92,625	173,797	370,305	1,267,420	64,195,956
Marketing, general and administrative	585,719	430,930	1,632,733	1,244,951	34,165,670
Depreciation and amortization	7,705	11,257	26,690	47,955	878,052
Total operating expenses	686,049	615,984	2,029,728	2,560,326	99,239,678

Net loss from operations	(682,693)	(612,389)	(2,023,016)	(2,537,064)	(98,592,050)

Other income (expenses):
Development revenues	—	—	—	—	117,500
Loss on change of fair value of derivative liability	(117,027)	—	(25,026)		(25,026)
Interest income	—	—	—	2	762,277
Other income	1,813	—	5,677	—	251,231
Interest expense	(777,325)	(266,862)	(1,679,525)	(1,063,934)	(12,560,042)
Total other income (expenses)	(892,539)	(266,862)	(1,698,874)	(1,063,932)	(11,454,060)

Net loss before income taxes	(1,575,232)	(879,251)	(3,721,890)	(3,600,996)	(110,046,110)

Income taxes (benefit)	—	—	—	—	—

NET LOSS	$(1,575,232)	$(879,251)	$(3,721,890)	$(3,600,996)	$(110,046,110)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	60,408,824	28,544,853	48,116,686	25,506,081

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2010	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$—	$(106,324,220)	$(12,016,194)
Cancellation of previously issued shares	—	—	(3,450)	(3)	3	—	—	—	—	—
Proceeds from common stock subscription	—	—	—	—	—	—	3,800	—	—	3,800
Common stock issued in exchanged of options exercised	—	—	1,281,928	1,282	—	—	—	—	—	1,282
Common stock in exchange for services	—	—	1,000,000	1,000	114,035	—	—	—	—	115,035
Common stock issued upon conversion of notes payable	—	—	20,539,169	20,540	1,340,205	—	—	—	—	1,360,745
Issuance of common stock, net of issuance costs of $40,000	—	—	10,100,690	10,100	993,100	—	—	—	—	1,003,200
Stock based compensation	—	—	—	—	343,884	—	—	—	—	343,884
Fair value of warrants issued for services	—	—	—	—	53,200	—	—	—	—	53,200
Common stock subscription	—	—	—	—	—	—	—	60,000	—	60,000
Beneficial conversion feature connection with issuance of convertible note	—	—	—	—	503,172	—	—	—	—	503,172
Net loss	—	—	—	—	—	—	—	—	(3,721,890)	(3,721,890)
Balance, September 30, 2011	—	$—	70,464,202	$70,464	$97,621,880	$—	$—	$60,000	$(110,046,110)	$(12,293,766)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From August 12,
			1999 (date of
	Nine months ended September 30,		Inception) to
	2011	2010	September 30, 2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,721,890)	$(3,600,996)	$(110,046,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,690	47,955	878,052
Bad debt expense	1,266	—	166,266
Amortization of discount on convertible debt	769,194	—	1,031,418
Loss on change in fair value of derivative liability	25,026	—	25,026
Non cash payment of interest	158,441	—	158,441
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	226,586	274,969	5,290,686
Amortization of loan costs	9,153	69,208	1,224,736
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	567,820	3,381,629
Common stock issued in connection with accounts payable	—	133,594	655,382
Common stock issued in exchange for services	79,093	—	1,402,010
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	69,159	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued on connection with services rendered	53,200	—	53,200
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	343,884	141,894	9,808,898
(Increase) decrease in:
Receivables	—	(472)	(1,265)
Inventory	—	122,364	(153,618)
Prepaid and other current assets	60,750	(31,959)	26,429
Other assets	—	(200)	(28,854)
Increase (decrease) in:
Accounts payable	268,038	135,063	2,902,317
Accrued expenses	470,774	962,215	5,119,616
Deferred revenue	—	—	465,287
Net cash used in operating activities	(1,229,795)	(1,109,386)	(71,404,693)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From August 12,
			1999 (date of
	Nine months ended September 30,		Inception) to
	2011	2010	September 30, 2011
		(restated)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(898,800)
Net cash used by investing activities	—	—	(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,067,000	1,199,651	62,939,175
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	140,000	—	365,000
Proceeds from related party advances	218,000	—	456,000
Proceeds from exercise of stock options	1,282	—	293,399
Proceeds from notes payable	59,750	—	11,557,750
Repayments of notes payable	(256,748)	—	(3,533,605)
Payment of loan costs	—	(20,000)	(1,219,268)
Net cash provided in financing activities	1,229,284	1,179,651	72,306,280

Net (decrease) increase in cash and cash equivalents	(511)	70,265	2,787

Cash and cash equivalents, beginning of period	3,298	75,031	—
Cash and cash equivalents, end of period	$2,787	$145,296	$2,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$173,863	$282,960	$1,736,155
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$1,360,745	$—	$3,532,745

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2011, the Company has accumulated a deficit through its development stage of $110,046,110.

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
SEPTEMBER 30, 2011

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2011 and December 31, 2010, allowance for doubtful accounts was $8,751 and $7,485, respectively.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of differences in carrying value of certain debt liability and stock compensation accounting versus tax basis.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 61,323,298 and 30,844,166 for the three months ended September 30, 2011 and 2010, respectively and 49,383,290 and 27,805,394 for the nine months ended September 30, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values. (See note 10)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

As of September 30, 2011, there were outstanding stock options to purchase 4,661,512 shares of common stock, 2,981,169 shares of which were vested.

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

As of September 30, 2011, one customer represented 100% of the Company’s accounts receivable. As of December 31, 2010, one customer represented 53% of the Company’s accounts receivable

For the three and nine month periods ended September 30, 2011, the Company's revenues earned from the sale of products and services were $6,990, from one customer. For the three and nine month periods ended September 30, 2010, the Company’s revenues earned from sale of products and services were $6,422 from one customer and  $42,888, (44% and 37% of the revenues) were from two customers, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $92,625 and $173,797 for the three months ended September 30, 2011 and 2010, respectively; $370,305 and $1,267,420 for the nine months ended September 30, 2011 and 2010, respectively and $64,195,956 from August 12, 1999 (date of inception) to September 30, 2011.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 2 – RESTATEMENT

The accompanying unaudited condensed consolidated Statement of Operations and Statement of Cash Flows for the three and nine months ended September 30, 2010 and from August 12, 1999 to September 30, 2010 have been restated to correct the errors in the accounting of Company issuances of warrants in connection with notes payable from 2007 through 2009. These changes correct the allocated fair value assigned to the issued warrants and a change in the treatment from a recorded asset (deferred financing costs) to a debt discount shown net with the related notes payable.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Unaudited Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2010

	As Previously Reported	Adjustment		Reference	As Restated
Revenue	$6,422	$			$6,422
Cost of sales	2,827				2,827
Gross profit	3,595				3,595

Operating expenses	615,984				615,984

Loss from operations	(612,389)				(612,389)

Other income (expense):
Interest income					—
Interest expense	(567,348)		300,486	(1)	(266,862)

Net loss before income taxes	(1,179,737)		300,486		(879,251)

Income taxes (benefit)	—		—		—

NET LOSS	$(1,179,737)		$300,486		$(879,251)

Loss per common share, basic and fully diluted	$(0.04)		$0.01		$(0.03)

Weighted average number of shares outstanding, basic and fully diluted	28,544,853				28,544,853

 (1):  Correction of the determined fair value of warrants and related amortization

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Unaudited Condensed Consolidated Statement of Operations
For the Nine Months Ended September 30, 2010

	As Previously Reported	Adjustment		Reference	As Restated
Revenue	$42,888	$			$42,888
Cost of sales	19,626				19,626
Gross profit	23,262				23,262

Operating expenses	2,560,326				2,560,326

Loss from operations	(2,537,064)				(2,537,064)

Other income (expense):
Interest income	2				2
Interest expense	(1,705,762)		641,828	(1)	(1,063,934)

Net loss before income taxes	(4,242,824)		641,828		(3,600,996)

Income taxes (benefit)	—		—		—

NET LOSS	$(4,242,824)		$402,390		$(3,600,996)

Loss per common share, basic and fully diluted	$(0.17)		$0.03		$(0.14)

Weighted average number of shares outstanding, basic and fully diluted	25,506,081				25,506,081

(1):  Correction of the determined fair value of warrants and related amortization

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Unaudited Condensed Consolidated Statement of Operations
From August 12, 1999 (date of Inception) to September 30, 2010

	As previously reported	Adjustment	Reference	As restated

Revenue	$1,187,561	$—		$1,187,561
Cost of sales	550,001	—		550,001
Gross profit	637,560			637,560

Operating expenses:
Research and development	66,625,993	(3,000,000)	(1)	63,625,993
Marketing, general and administrative	31,845,047	164.229	(2)	32,009,276
Depreciation and amortization	842,359	—		842,359
Total operating expenses	99,313,399	(2,835,771)		96,477,628

Net loss from operations	(98,675,839)	(2,835,771)		(95,840,068)

Other income (expenses):
Development revenues	117,500	—		117,500
Interest income	762,277	—		762,277
Reversal of Litigation Accrual	3,000,000	3,000,000	(1)	—
Interest expense	(10,075,544)	(1,349,908)	(3)	(8,725,636)
Total other income (expenses)	(6,195,767)	(1,650,092)		(7,845,859)

Net loss before income taxes	(104,871,606)	1,185,679		(103,685,927)

Income taxes (benefit)	—	—		—

NET LOSS	$(104,871,606)	$1,185,679		$(103,685,927)

(1) Reclassify gain on litigation accrual to operating expenses

(2) Correction of fair value of vested employee options

(3) Correction of the determined fair value of warrants and related amortization

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Unaudited Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(4,242,824)	$641,828	(1)	$(3,600,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	141,894	—		141,894
Amortization of warrants issued in connection with notes payable	916,797	(641,828)	(1)	274,969
All other operating activities (unchanged)	2,074,747	—		2,074,747
Net cash used in operations	(1,109,386)	—		(1,109,386)

Cash flows from investing activities (unchanged)	—	—		—

Cash flows from financing activities (unchanged)	1,179,651	—		1,179,651

Net increase in cash and cash equivalents	70,265	—		70,265
Cash and cash equivalents, beginning of period	75,031	—		75,031
Cash and cash equivalents, end of period	$145,296	$—		$145,296

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Unaudited Condensed Consolidated Statement of Cash flow
From August 12, 1999 (date of Inception) to September 30, 2010

	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(104,871,606)	$1,185,679	(1), (2)	$(103,685,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	9,194,222	164,229	(2)	9,358,451
Amortization of warrants issued in connection with notes payable	4,633,175	(1,349,908)	(1)	3,283,267
All other operating activities (unchanged)	21,754,169	—		21,754,169
Net cash used in operations	(69,390,040)	—		(69,390,040)

Cash flows from investing activities (unchanged)	(898,800)	—		(898,800)

Cash flows from financing activities (unchanged)	70,434,136	—		70,434,136

Net increase in cash and cash equivalents	145,296	—		145,296
Cash and cash equivalents, beginning of period	—	—		—
Cash and cash equivalents, end of period	$145,296	$—		$145,296

(1) Correction of the determined fair value of warrants and related amortization

(2) Correction of fair value of vested employee options

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2011, the Company incurred net losses attributable to common shareholders of $3,721,890 and used $1,229,795 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	53,481
Leasehold improvements	362,046	362,046
	898,801	898,801
Less accumulated depreciation and amortization	(878,052)	(851,362)
	$20,749	$47,439

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)	December 31, 2010
License and royalty fees	$1,470,002	$1,090,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,143,196	1,102,941
Interest payable on notes payable	659,598	595,342
Vendor accruals and other	497,641	582,403
Employee commissions, compensation, etc	234,801	208,239
Other		2,520
	$4,005,238	$3,581,445

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Seaside Bank note payable. Terms described below	$980,000	$980,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below., net of unamortized debt discount of $150,899 and $317,709 respectively	1,041,890	1,958,834
Short-term note payable, net of unamortized debt discount of $-0- and $58,708 respectively. Terms described below	1,384,972	1,326,264
Short-term note payable, net of unamortized debt discount of $21,707. Terms described below	13,043	—
Short-term note payable, net of unamortized debt discount of $15,342. Terms described below	19,658	—
	3,439,563	4,265,098
Less current portion	(3,439,563)	(3,232,271)
Notes payable – long term	$—	$1,032,827

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The BlueCrest Loan Amendment, (a) increases the amount of permitted unsecured indebtedness of the Company, (b) amended the amortization schedule for the Loan to provide for interest-only payments until July 1, 2009, at which time monthly principal and interest payments of $262,692 will commence, and (c) prohibits the Company from granting any lien against its intellectual property and grants to BlueCrest a lien against the Company’s intellectual property that will become effective in the event of a default. In addition, the Company issued BlueCrest a warrant to purchase 1,315,542 shares of the Company’s common stock at $0.53 per share. The fair value of the issued warrants of $539,676 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the term of the loan. In connection with the BlueCrest Loan Amendment the Company paid BlueCrest accrued interest in the aggregate amount of $126,077. The Company also paid BlueCrest a fee of $15,000. Effective July 1, 2009, the Company and BlueCrest agreed to enter into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until January 1, 2010, at which time monthly principal and interest payments of $139,728 were to commence. In connection with that Amendment the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and paid a fee of $29,435. The fair value of the issued warrants of $575,529 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the term of the loan.

Effective December 31, 2009, the Company and BlueCrest entered into an amendment to the BlueCrest Loan to amend the amortization schedule for the Loan to provide for interest-only payments until July 1, 2010, at which time monthly principal and interest payments of $139,728.82 were to commence. In connection with that Amendment, the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and paid a fee of $20,000. The Company also provided BlueCrest with a lien on its Intellectual Property. The fair value of the issued warrants of $507,606 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the term of the loan.

Loan agreement amendment

On December 31, 2009, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”). The outstanding principal amount of the Loan as of December 31, 2010 was $2,276,543.03. On January 7, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The Company exchanged the BlueCrest note for a convertible note with Magna in consideration for a payment by Magna to BlueCrest of $139,729.82. Additionally, Magna purchased a $25,000 convertible note from the Company (the “Convertible Note”).  On July 18, 2011, the Company issued 625,000 shares of its common stock in settlement of the convertible note and related accrued interest.

The loans evidenced by the New Magna Convertible Note are in the nature of convertible debt evidenced by two unsecured convertible promissory notes, each bearing interest at the rate of 8% per annum, payable at maturity and each convertible into common stock of the Company at a price that is 50% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On May 16, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729.82, and thereafter exchanged for a new Convertible Note. Additionally, Magna purchased a $34,750 convertible note from the Company (the “Convertible Note”).

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

•	In June 2011, we issued an aggregate of 338,834 shares of our common stock in connection with the conversion of $29,728.82 of the convertible note.

•	In July 2011, we issued an aggregate of 2,227,151 shares of our common stock in connection with the conversion of $110,000 of the convertible note.

On June 15, 2011, BlueCrest agreed with the Company and Lotus Funding Group, LLC (“Lotus”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Lotus in consideration for a payment by them to BlueCrest of $139,729.82, and thereafter exchanged for a new Convertible Note.

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

•	In June 2011, we issued an aggregate of 836,775 shares of our common stock in connection with the conversion of $40,000 of the convertible note.
•	In July 2011, we issued an aggregate of 2,594,458 shares of our common stock in connection with the conversion of $99,728.82 of the convertible note.

On July 8, 2011, BlueCrest agreed with the Company and Greystone Capital  (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $140,380.21, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $140,380.21, and thereafter exchanged for a new Convertible Note.

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

•	In July 2011, we issued an aggregate of 3,829,001 shares of our common stock in connection with the conversion of the $140,380.21 convertible note.

On August 1, 2011, BlueCrest agreed with the Company and Greystone Capital  (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

•	In August 2011, we issued an aggregate of 3,358,866 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

On September 1, 2011, BlueCrest agreed with the Company and Greystone Capital  (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

•	In September 2011, we issued an aggregate of 5,769,150 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

For the nine month period ending September 30, 2011 the Company paid $1,083,754 in principal and $174,454 in interest. As of September 30, 2011 the balance due under the Loan is $1,192,789.

Short-term Notes Payable

On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010, however the Company is not obligated to make payments until BlueCrest Loan is paid off. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term. Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock. In April 2009, as consideration for the authorization to amend certain documents related to the Note, the Company issued to the Noteholder a warrant to purchase 451,053 shares of common stock at an exercise price of $0.5321 per share. The warrant, which became exercisable immediately upon issuance, has a ten year term. This warrant had a fair value of $195,694, which was accounted for as additional paid in capital and reflected as a component of debt discount and is being amortized as interest expense ratably over the term of the loan. The Company amortized $58,708 to current period operations for the nine months ended September 30, 2011 and 2010.

The amount of interest expense on the principal amount of the loan for the year ended December 31, 2009 was approximately $187,000. The Company has not paid any of the interest accrued to date under the Promissory Note and Agreement. The Company recorded interest expense of $34,500 and $102,375 for the three and nine months ended September 30, 2011, respectively.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On February 3, 2009, contemporaneously with the funding of the remainder of the Loan, the Lenders delivered to the Company notice of their election to convert the remainder of the Loan into shares of the Company’s common stock at a price per share of $0.5704 resulting in the issuance to the Lenders of 175,316 unregistered and restricted shares of the Company’s common stock.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Accordingly, the aggregate number of unregistered and restricted shares of the Company’s common stock issued in connection with, and as a result of the conversion of, the Loan was 571,414 shares. The Company will have no obligation to file any registration statement with respect to the shares, except that the Lenders will have customary “piggyback” registration rights.

At September 30, 2011 and December 31, 2010, the Company has outstanding two notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the BlueCrest Loan is paid off.

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

During the nine months ended September 30, 2011, the Company issued an aggregate of 959,934 shares of common stock valued at $276,017, in settlement of the Convertible Promissory Note of $139,729 and balance $136,288 charged to operation for current quarter.

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
SEPTEMBER 30, 2011

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

For the nine months ended September 30, 2011, the Company amortized $25,000 of debt discount to current period operations as interest expense.

During the nine months ended September 30, 2011, the Company issued an aggregate of 625,000 shares of common stock valued at $59,375, in settlement of the Convertible Promissory Note of $25,000 and balance $34,375 charged to derivative liability.

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
SEPTEMBER 30, 2011

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

During the nine months ended September 30, 2011, the Company issued an aggregate of 2,565,985 shares of common stock in settlement of $139,729 towards the convertible note.

For the nine months ended September 30, 2011, the Company amortized $139,729 of debt discount to current period operations as interest expense.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

For the nine months ended September 30, 2011, the Company amortized $13,043 of debt discount to current period operations as interest expense.

On June 15, 2011, the Company issued a $139,729 Unsecured Convertible Note that matures in June 15, 2012 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum and maximum conversion rate of $0.01 and $0.13 per share, respectively.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $107,484 is charged operations ratably over the note term as interest expense. During the nine months ended September 30, 2011, the Company issued an aggregate of 3,431,233 shares of common stock in settlement of $139,729 towards the convertible note.

For the nine months ended September 30, 2011, the Company amortized and wrote off $107,484 to current period operations as interest expense.

On September 28, 2011, the Company issued a $35,000 Unsecured Convertible Note that matures in September 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of the lower of $0.13 per share or 65% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.01 per share.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $15,342 is charged operations ratably over the note term as interest expense.

During the three  months ended September 30, 2011, the Company issued an aggregate of  $419,838 Unsecured Convertible Note that matures one year from the date of issuance in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% to 65% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum and maximum conversion rate of $0.01 and $0.13 per share, respectively.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $357,833 is charged operations ratably over the note term as interest expense.

For the nine months ended September 30, 2011, the Company amortized and wrote off $357,833 to current period operations as interest expense.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Notes payable, related party

At September 30, 2011, the Company has outstanding three related party notes payable with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 are due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until BlueCrest loan is paid off.

NOTE 8 – DERIVATIVE LIABILITY

During 2011, in connection with the issuance of convertible notes, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

On September 19, 2011, in conjunction with the increase in authorized number of shares to 195,000,000, the Company determined it had adequate authorized shares to settle all agreements. As such, the Company adjusted the fair value of the remaining derivative liability after note conversions to equity.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock

On September 19, 2011, the Company amended its Articles of Incorporation to increase the number of authorized shares to 200,000,000, consisting of 5,000,000 $0.001 par value preferred stock and 195,000,000 $0.001 common stock.

During the nine months ended September 30, 2011, the Company issued an aggregate of 1,149,025 shares of its common stock on exercise of options.

During the nine months ended September 30, 2011, the Company issued an aggregate of 20,539,169 shares of its common stock in exchange for outstanding notes payable.

During the nine months ended September 30, 2011, the Company issued an aggregate of 1,000,000 shares of its common stock in exchange for services rendered.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

A summary of options at September 30, 2011 and activity during the year then ended is presented below:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2010	2,119,431	$3.28	5.4
Granted	1,764,940	$0.32
Exercised	(831,526)	$0.001
Forfeited/Expired	(1,027,301)	$2.62
Options outstanding at December 31, 2010	2,025,544	$2.79	6.8
Granted	3,919,025	$0.067
Exercised	(1,149,025)	$0.001
Expired	(134,032)	$1.40
Options outstanding at September 30, 2011	4,661,512	$1.23	8.3
Options exercisable at September 30, 2011	2,981,169	$1.78	7.6
Available for grant at September 30, 2011	1,274,842

The following information applies to options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	3,494,360	9.6	$0.13	1,846,161	$0.18
$0.71 – $1.28	324,780	6.6	$0.77	304,261	$0.76
$5.25 – $5.67	796,004	3.6	$5.58	784,379	$5.59
$7.69	39,572	4.9	$7.69	39,572	$7.69
$8.47	6,796	5.5	$8.47	6,796	$8.47
	4,661,512	8.3	$1.26	2,981,169	$1.78

During the nine months ended September 30, 2011, the Company granted an aggregate of 1,149,025 non employee stock options in connection services rendered at the exercise price of $0.001 per share.

The fair values of the vesting non employee options for the nine months ended September 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 143.99% to 164.52%; and Risk free rate: 1.94% to 3.48%.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

During the nine months ended September 30, 2011, the Company granted an aggregate of 2,770,000 employee stock options in connection services rendered at the exercise prices from of $0.07 to $0.21 per share vesting immediate to four years from the date of issuance.

The fair values of the employee options for the nine months ended September 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 164.73% to 165.36%; and Risk free rate: 2.24% to 2.28%.

The fair value of all options vesting during the nine months ended September 30, 2011 and 2010 of $343,884 and $141,894, respectively, was charged to current period operations.

Warrants

A summary of warrants at September 30, 2011 and activity during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	7,355,057		$3.06	9.4
Issued	6,693,712		$0.78
Exercised	—		$0.00
Forfeited	128,040		$0.74
Outstanding at December 31, 2010	13,920,729		$1.98	5.8
Issued	10,412,219		$0.15
Exercised	—	$
Forfeited	(1,734,279)		$0.38
Outstanding at September 30, 2011	22,598,669		$1.26	4.4
Exercisable at September 30, 2011	14,432,859		$1.11	3.6

During the nine months ended September 30, 2011, the Company issued an aggregate of 10,032,219 warrants to purchase the Company’s common stock from $0.06 to $0.65 per share expiring three years from the date of issuance in connection with the sale of the Company’s common stock.

In addition, during the nine months ended September 30, 2011, the Company issued an aggregate of 280,000 warrants to purchase the Company’s common stock from $0.19 per share expiring in February 2016 in connection with the sale of the Company’s common stock.. The fair value of the warrants of $53,200 was determined by using the Black Scholes Option Pricing Model with the following assumptions: dividends: 0%; volatility: 146.37%, risk free rate: 2.3% , were charged to current period operations

The following information applies to warrants outstanding and exercisable at September 30, 2011:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 - $0.50	12,821,905	3.0	$0.13	6,200,545	0.18
0.52 - $0.68	3,800,078	5.8	$0.59	3,800,078	$0.59
0.70 - $1.62	2,626,285	3.6	$0.79	2,626,285	$0.79
1.81 – $2.61	427,119	0.1	$2.07	427,119	$2.07
3.60 – $4.93	105,000	1.9	$4.87	105,000	$4.87
5.67 – $7.69	2,818,282	10.7	$7.50	1,273,832	$7.26
	22,598,669	4.4	$1.26	14,432,859	$1.11

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

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2010 and $200,000 for 2009. This minimum royalty threshold will remain $200,000 for 2011 and thereafter. As of September 30, 2011, the Company has not made any payments other than the initial payment to acquire the license. At September 30, 2011 and December 31, 2010, the Company’s liability under this agreement was $1,470,002 and $1,090,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets. In the three months ended September 30, 2011 and 2010, the Company incurred expenses of $52,500, for the nine months ended September 30, 2011 and 2010 $157,500 and $1,470,002 from August 12, 1999 (date of inception) to September 30, 2011. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $222,502 in accrued expenses as of September 30, 2011.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Approximate annual future minimum obligations under this agreement as of September 30, 2011 are as follows:

Year Ending December 31,

2011	$57,500
2012	210,000
2013	210,000
2014 — 2015	420,000
Total	$897,500

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of September 30, 2011 or December 31, 2010.

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

In their amended complaint, Dr. Law and CTAL asserted 14 breach of contract and related claims pertaining to the Original License Agreement and License Addendum, Plaintiffs also sought a declaratory judgment that the License Addendum was unenforceable due to a lack of consideration and/or economic duress. At the outset of the Action, the individual claim against Mr. Leonhardt was dismissed along with Plaintiffs’ claim for civil conspiracy, leaving 12 claims to be adjudicated.

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
SEPTEMBER 30, 2011

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

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2011, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 13 – FAIR VALUE MEASUREMENT

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
SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company did not have any items required to be  recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2011:

Derivative Liability
Balance, December 31, 2010	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance	335,406
Mark-to-market at September 30, 2011:
Embedded debt derivative	25,026
Transfers out of Level 3 upon conversion and settlement of notes	(360,432)

Balance, September 30, 2011	$—

Net Loss for the period included in earnings relating to the liabilities held at September 30, 2011	$(25,026)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 14 – SUBSEQUENT EVENTS

Loan Agreement Amendment

On October 1, 2011, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”).  The outstanding principal amount of the Loan as of October 1, 2011 was $1,192,788.63.  On October 1, 2011, BlueCrest agreed with the Company and Greystone Capital Partners (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,828.82, and thereafter exchanged for a new Convertible Note.

The New Note is a subordinated convertible note bearing interest at the rate of 8% per annum, payable at maturity. The New Note is convertible into common stock of the Company at a price that is 65% less than the average of the three (3) lowest closing prices for the Company’s common stock for the ten (10) trading days prior to the Lenders’ election to exercise its conversion right; provided, however, that if the Company engages in a financing transaction that provides for a pricing discount that is greater than 65%, then the discount allowed to Greyston will be increased to such greater discount percentage.

In October 2011, the Company issued an aggregate of 4,997,487 shares of our common stock in connection with the conversion of $115,144.15 of the October 1, 2011 convertible note.

On November 1, 2011, the Company and BlueCrest Venture Finance Master Fund Limited (“BlueCrest”) entered into an Amendment to Loan and Security Agreement, amending that certain loan from BlueCrest to the Company originated as of May 31, 2007 (the “Loan”).  The outstanding principal amount of the Loan as of November 1, 2011 was $1,065,832.59. On November 1, 2011, BlueCrest agreed with the Company and Greystone Capital Partners (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

The New Note is a subordinated convertible note bearing interest at the rate of 8% per annum, payable at maturity. The New Note is convertible into common stock of the Company at a price that is 65% less than the average of the three (3) lowest closing prices for the Company’s common stock for the ten (10) trading days prior to the Lenders’ election to exercise its conversion right; provided, however, that if the Company engages in a financing transaction that provides for a pricing discount that is greater than 65%, then the discount allowed to Greystone will be increased to such greater discount percentage.

Subscription Agreements

In October 2011, the Company sold an aggregate of 6,158,220 shares of the Company’s common stock and warrants to purchase 4,046,855 shares of the Company’s common stock for aggregate gross cash proceeds of $318,000.  The warrants are (i) exercisable solely for cash at an exercise price of $0.03 to $0.13 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

As of November 9, 2011, the Company sold an aggregate of 2,690,000 shares of the Company’s common stock and warrants to purchase 1,345,000 shares of the Company’s common stock for aggregate gross cash proceeds of $107,600.  The warrants are (i) exercisable solely for cash at an exercise price of $0.05 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

Issuance of Options and Warrants

Between October 1, 2011 and November 3, 2011, the Company issued options to purchase an aggregate of 342,858 shares of its common stock at a weighted average exercise price of $0.001 per share. The options vested immediately upon issuance and will expire on the tenth anniversary of the issuance date. As of November 3, 2011 an aggregate of 342,858 shares of common stock have been issued upon the exercise of the aforementioned options.

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

Our Ability To Continue as a Going Concern

          Our independent registered public accounting firm has issued its report dated, May 10, 2011, in connection with the audit of our consolidated financial statements as of December 31, 2010, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

          We recognized revenues of $3,495 in the three month period ended September 30, 2011 compared to revenues of $6,422 in the three month period ended September 30, 2010. The revenue in the three month period ended September 30, 2011 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

          Cost of sales was $139 in the three month period ended September 30, 2011 compared to $2,827 in the three month period ended September 30, 2010.

Research and Development

          Research and development expenses were $92,625 in the three month period ended in September 30, 2011, a decrease of $81,172 from research and development expenses of $173,797 in 2010. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

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

          Marketing, general and administrative expenses were approximately $586,000 in the three month period ended September 30, 2011, an increase of $154,789 from marketing, general and administrative expenses of approximately $431,000 in 2010. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation issued to officers, directors and key employees.

Gain on change in fair value of derivative liability

During the three months ended September 30, 2011, we had outstanding unsecured convertible notes which created a possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  With the increase in our authorized number common shares in September, we eliminated this liability reducing it to Nil.  During the three months ended September 30, 2011, we recorded a loss on change in the fair value of the derivative liability of $117,027.

Interest Expense

Interest expense was $777,325 in the three month period ended September 30, 2011 compared to interest expense of $266,862 in 2010, an increase of $510,463.  During the three months ended September 30, 2011, we incurred a non cash interest expense of $619,360 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $76,519 for the same period last year.

         Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

          We recognized revenues of $6,990 in the nine month period ended September 30, 2011 compared to revenues of $42,888 in the nine month period ended September 30, 2010. The revenue in the nine month period ended September 30, 2011 was generated mainly from the sale of MyoCath catheters.

Cost of Sales

          Cost of sales was $278 in the nine month period ended September 30, 2011 compared to $19,626 in the nine month period ended September 30, 2011.

Research and Development

          Research and development expenses were $370,305 in the nine month period ended in September 30, 2011, a decrease of $897,115 from research and development expenses of $1,267,420 in 2010. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

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

          Marketing, general and administrative expenses were $1,632,733 in the nine month period ended September 30, 2011, an increase of $387,782 from marketing, general and administrative expenses of $1,244,951 in 2010. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation of $397,084 for the nine months ended September 30, 2011 as compared to $141,894 for the same period last year.

 Gain on change in fair value of derivative liability

During the nine months ended September 30, 2011, we had outstanding unsecured convertible notes which created a possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  With the increase in our authorized number common shares in September, we eliminated this liability reducing it to Nil.  During the nine months ended September 30, 2011, we recorded a loss on change in the fair value of the derivative liability of $25,026.

Interest Expense

Interest expense was $1,679,525 in the nine month period ended September 30, 2011 compared to interest expense of $1,063,934 in 2010, an increase of $615,591.  During the nine months ended September 30, 2011, we incurred a non cash interest expense of $995,779 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $274,969 for the same period last year.

Inflation

          Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

          Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of September 30, 2011, one customer represented 100% of the Company’s accounts receivable. As of December 31, 2010, one customer represented 53% of the Company’s accounts receivable.

Liquidity and Capital Resources

          In the nine month period ended September 30, 2011, we continued to finance our considerable operational cash needs with cash generated from financing activities.

 Operating Activities

          Net cash used in operating activities was $1,229,795 in the nine month period ended September 30, 2011 as compared to $1,109,386 of cash used in 2010.

          Our use of cash for operations in the nine months ended September 30, 2011 reflected a net loss generated during the period of approximately $3.7 million, adjusted for non-cash items such as stock-based compensation of $343,884, amortization of the fair value of warrants granted in connection with the Note payable of $226,586, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $769,194, non cash interest paid of $158,441 and depreciation of $26,690. Partially offsetting these uses of cash was a decrease in prepaid expenses of $60,750, an increase in accrued expenses of $470,774 and accounts payable of $268,038.

        Our use of cash for operations in the nine months ended September 30, 2010 reflected a net loss generated during the period of $3.6 million, adjusted for non-cash items such as stock-based compensation of $141,894 amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America loan of $274,969, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $69,208, equity instruments issued in settlement agreements of $567,529. A increase in prepaid and other current assets of $31,959 and an increase in accounts receivable of $472 contributed to our use of operating cash in 2010. The increase in prepaid expenses and other current assets was due mainly to the increase in prepaid insurance. Partially offsetting these uses of cash were decreases in our inventory of $122,364 and increases in accrued expenses of $962,215 and accounts payable of $135,063.

Financing Activities

          Net cash provided by financing activities was $1,229,284 in the nine month period ended September 30, 2011 as compared to $1,179,651 in 2010.

          In the nine month period ended September 30, 2011 we sold, in a private placement, shares of common stock for aggregate net cash proceeds of $1,067,000.

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

    At September 30, 2011 we had cash and cash equivalents totaling $2,787 however, our working capital deficit as of such date was approximately $12.47 million. Our independent registered public accounting firm has issued its report dated May 10, 2011 in connection with the audit of our consolidated financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Item 1A. Risk Factors

        The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2010, filed on May 10, 2011, have not changed except that we disclose a new risk factor related to our securities as follows:

The market price of our common stock may limit its eligibility for clearing house deposit.

       We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades, in our securities.  This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock. There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subscription Agreements  – Common Stock and Warrants

          In July 2011, the Company sold an aggregate of 2,163,900 shares of the Company’s common stock and warrants to purchase 173,350 shares of the Company’s common stock for aggregate gross cash proceeds of $142,750. The warrants are (i) exercisable solely for cash at an exercise price of $0.06 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

          In August 2011, the Company sold an aggregate of 2,958,230 shares of the Company’s common stock and warrants to purchase 2,817,505 shares of the Company’s common stock for aggregate gross cash proceeds of $224,700. The warrants are (i) exercisable solely for cash at an exercise price of $0.06 to $0.11 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

       Issuance of Shares of Common Stock

          In July 2011, the Company issued an aggregate of 250,000 shares of our common stock in connection with Consulting Agreements.

          In September 2011, the Company issued an aggregate of 450,000 shares of our common stock in connection with Consulting Agreements.

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

•	In June 2011, we issued an aggregate of 338,834 shares of our common stock in connection with the conversion of $29,728.82 of the convertible note.

•	In July 2011, we issued an aggregate of 2,227,151 shares of our common stock in connection with the conversion of $110,000 of the convertible note.

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

•	In June 2011, we issued an aggregate of 836,775 shares of our common stock in connection with the conversion of $40,000 of the convertible note.
•	In July 2011, we issued an aggregate of 2,594,458 shares of our common stock in connection with the conversion of $99,728.82 of the convertible note.

           On July 8, 2011, BlueCrest agreed with the Company and Greystone Capital  (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $140,380.21 (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $140,380.21, and modified.

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

•	In July 2011, we issued an aggregate of 3,829,001 shares of our common stock in connection with the conversion of the $140,380.21 convertible note.

           On August 1, 2011, BlueCrest agreed with the Company and Greystone Capital  (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82 (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and modified.

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

•	In August 2011, we issued an aggregate of 3,358,866 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

           On September 1, 2011, BlueCrest agreed with the Company and Greystone Capital  (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82 (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and modified.

          The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% less than the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

•	In September 2011, we issued an aggregate of 5,769,150 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

          Each of the listed convertible note issuances sales was exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities was made without general solicitation or advertising to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Securities Act.

          Each of the listed sales to Magna, Lotus and Greyston was exempt from registration in reliance upon Section 3(a)9 and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Removed and Reserved

Item 5. Other Information

Increase to Authorized Common Stock

          As of December 31, 2010, our Articles of Incorporation authorized us to issue up to 75,000,000 shares of common stock, par value $0.001 per share. The Board of Directors proposed, and on January 13, 2011 (the “Record Date”) the holders of a majority of the Company’s issued and outstanding voting common shares as of the Record Date approved, an increase in the number of authorized shares of the common stock from 75,000,000 shares to 195,000,000 shares. On January 21, 2011 the Company filed a 14C Information Statement with the Securities and Exchange Commission. On August 16, 2011 filed a Definitve Information Statement of Form 14c with the Securities and Exchange Commission and subsequently filed the Certificate of Amendment to the Articles of Incorporation with the State of Florida. As of September 19, 2011 the Company was authorized to issue a total of 195,000,000 shares of common stock, par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Right of First Refusal

        On September 28, 2011 the Company entered in to an Agreement with Greystone Capital Partners whereby Greystone shall have the right to purchase the BlueCrest Debt (as described in Item 2 above) on such terms as may be negotiated by Greystone and the Company.

Item 6.

Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.2(a)
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt

10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy Jr., M.D.
10.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
10.16(4)	Supply and License Agreement, dated June 7, 2007, by and between the registrant and BioLife Solutions, Inc.***
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.27(11)	Form of Warrant Agreement for October 2008 Private Placement
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Letter of Intent with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.

10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55*	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56*	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57*	Subordination Agreement, dated July 8, 2011.
10.58*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59*	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60*	Subordination Agreement, dated August 1, 2011.
10.61*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62*	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63*	Subordination Agreement, dated September 1, 2011.
10.64*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65*	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66*	Subordination Agreement, dated October 1, 2011.
10.67*	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68*	Promissory Note fot $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69*	Subordination Agreement, dated September 28, 2011
10.70*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71*	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72*	Subordination Agreement, dated November 1, 2011.
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on February 13, 2007
(2)	Reserved
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on July 12, 2007
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the Securities and Exchange
Commission on August 9, 2007
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on September 6, 2007
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 1, 2007
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 11, 2007
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008
53

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2009
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009
(22)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the Securities and Exchange Commission on April 28, 2010
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: November 14, 2011	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President