Form 10-K
period 2011-12-31
BIOHEART, INC.
filed 2012-04-12
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCBB as of June 30, 2011, was approximately $3,639,348. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 12, 2012 was 132,919,498.

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2011

PART I

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Bioheart” or the “Company” refer to Bioheart, Inc.

Item 1.

Business

Overview

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients.

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

Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1 and Lipicell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient's heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell. MyoCell SDF-1 is similar to MyoCell except that the myoblast cells to be injected for use in MyoCell SDF-1 will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. LipiCell is a patient-derived cell therapy proposed for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

Our most recent completed clinical trials of MyoCell are the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration, or the FDA, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe, or the MARVEL Trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), which we believe was the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN Trial, during the first quarter of 2010. We suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial.

We are seeking to secure sufficient funds to reinitiate enrollment in the MARVEL and REGEN trials. If we successfully secure such funds, we intend to re-engage a contract research organization, or CRO, investigators and certain suppliers to advance such trials.

In August 2011, we applied to the FDA to conduct a Phase I study, called the ANGEL Trial, utilizing LipiCell in chronic ischemia heart patients. The ANGEL Trial is a Phase I trial and is expected to be conducted at the University of Miami. We are seeking to secure sufficient funds to initiate enrollment in such trial. If we successfully secure such funds, we intend to engage a CRO and certain suppliers to advance the trial.

MyoCell

MyoCell is a clinical therapy intended to improve cardiac function and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient's own body. The myoblasts are removed from a patient's thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient's heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with a Johnson & Johnson company to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell in the MARVEL Trial

When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient's own body, we believe MyoCell is able to avoid certain challenges currently faced by other types of cell-based clinical therapies, including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available treatment has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

Our completed clinical trials of MyoCell to date, including the SEISMIC Trial and the MYOHEART Trial have been primarily targeted to patients with severe, chronic damage to the heart who are in Class II or Class III heart failure according to the New York Heart Association, or NYHA, heart failure classification system. The

NYHA system classifies patients in one of four categories based on how limited they are during physical activity. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion while NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest.

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

We believe the market for treating patients in NYHA Class II or NYHA Class III heart failure is significant. According to the American Heart Association Heart Disease Statistics — 2012 Update, or the AHA Statistics in the United States there are approximately 5.7 million patients with heart failure. The AHA Statistics further indicate that patients who experience heart failure generally experience high mortality rates, with one in five of such patients dying within one year and 70-80% of such patients under age 65 dying within eight years. We believe that approximately 60% of heart failure patients are in either NYHA Class II or NYHA Class III heart failure based upon a 1999 study entitled “Congestive Heart Failure Due to Diastolic or Systolic Dysfunction – Frequency and Patient Characteristics in an Ambulatory Setting” by Diller, PM, et. al.

MyoCath Product Candidate

The MyoCath is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses.

Business Strategy

The number of heart failure patients is expected to increase from 25 million worldwide today to over 50 million in five years. Our focus is on serving these patients. To achieve this objective, we plan to pursue the following key strategies:

•

Obtain initial regulatory approval of MyoCell and/or MyoCell SDF-1 by targeting patients with severe heart damage.

•

Obtain regulatory approval of MyoCell and/or MyoCell SDF-1 to treat patients with less severe heart damage. If we obtain initial regulatory approval of MyoCell for the Class III Subgroup, we intend to continue to sponsor clinical trials in an effort to demonstrate that MyoCell and/or MyoCell SDF-1 should receive regulatory approval to treat all patients in NYHA Class II, Class III and Class IV heart failure and, provided we believe we have a reasonable basis to support such an indication, we intend to seek regulatory approval for these patients.

•

Continue to develop our pipeline of cell-based therapies and related devices for the treatment of chronic and acute heart damage. In parallel with our efforts to secure regulatory approval of MyoCell, we intend to continue to develop and test other product candidates for the treatment of chronic and acute heart damage. These efforts are expected to initially focus on the MyoCell SDF-1 product candidate.

•

Continue to refine our MyoCell and MyoCell SDF-1 cell culturing processes.

•

Expand and enhance our intellectual property rights. We intend to expand and enhance our intellectual property rights.

•

License, acquire and/or develop complementary products and technologies. We intend to strengthen and expand our product development efforts through the license, acquisition and/or development of products and technologies that support our business strategy.

Industry Background

Myocardial Infarction (Heart Attack)

Myocardial infarction, or MI, commonly known as a heart attack, occurs when a blockage in a coronary artery severely restricts or completely stops blood flow to a portion of the heart. When blood supply is greatly reduced or blocked for more than a short period of time, heart muscle cells die. If the healthy heart muscle cells do not replace the dead cells within approximately two months, the injured area of the heart becomes unable to function properly. In the healing phase after a heart attack, white blood cells migrate into the affected area and remove the dead heart muscle cells. Then, fibroblasts, the connective tissue cells of the human body, proliferate and form a collagen scar in the affected region of the heart. Following a heart attack, the heart's ability to maintain normal function will depend on the location and amount of damaged tissue. The remaining initially undamaged heart muscle tissue must perform more work to adequately maintain cardiac output. Because the uninjured region is then compelled to work harder than normal, the heart can progressively deteriorate until it is unable to pump adequate blood to oxygenate the body properly, leading to heart failure and ultimately death.

Congestive Heart Failure (CHF)

Congestive heart failure, or CHF, is a debilitating condition that occurs as the heart becomes progressively less able to pump an adequate supply of blood throughout the body, resulting in fluid accumulation in the lungs, kidneys and other body tissues. Persons suffering from NYHA Class II or worse heart failure experience high rates of mortality, frequent hospitalization and poor quality of life. CHF has many causes, generally beginning in patients with a life-long history of high blood pressure or after a patient has suffered a major heart attack or some other heart-damaging event. CHF itself may lead to other complicating factors such as pulmonary hypertension, edema, pulmonary edema, liver dysfunction and kidney failure. Although medical therapy for CHF is improving, it remains a major debilitating condition.

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

The risk of hospitalization and death increases as patients progress through the various stages of heart failure. The risk of hospitalization due to heart failure for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.2, 2.3 and 3.7 times greater than for patients in NYHA Class I heart failure, according to a 2006 American Heart Journal article entitled “Higher New York Heart Association Classes and Increased Mortality and Hospitalization in Patients with Heart Failure and Preserved Left Ventricular Function”' by Ahmed, A et al. Similarly, according to this same article, the risk of death from all causes for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.5, 2.6 and 8.5 times greater than for patients in NYHA Class I heart failure.

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

___________________

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

Diagnosis and Management of Heart Failure

Heart disease has been the leading cause of death from 1950 on within the United States, according to the U.S. Department of Health and Human Services. In addition, heart failure is the single most frequent reason for hospitalization of the elderly according to a 2007 study entitled “Long-Term Costs and Resource Use in Elderly Participants with Congestive Heart Failure” by Liao, L., et al. The American College of Cardiology/ American Heart Association 2005 Guideline Update for the Diagnosis and Management of Chronic Heart Failure in the Adult, or the ACC/ AHA Guidelines, provides recommendations for the treatment of chronic heart failure in adults with normal or low left ventricular ejection fraction, or LVEF. The treatment escalates and becomes more invasive as the heart failure worsens. Current treatment options for severe, chronic heart damage include, but are not limited to, heart transplantation and other surgical procedures, bi-ventricular pacers, drug therapies, Implantable Cardioverter Defibrillators, or ICDs, and ventricular assist devices. Therapies utilizing drugs, ICDs and bi-ventricular pacers are currently by far the most commonly prescribed treatments for patients suffering from NYHA Class II or NYHA Class III heart failure. Since these therapies generally each address a particular feature of heart disease or a specific subgroup of heart failure patients, they are often complementary and used in combination.

Drug Therapies.

The ACC/AHA Guidelines recommend that most patients with heart failure should be routinely managed with a combination of ACE inhibitors, beta-blockers and diuretics. The value of these drugs has been established by the results of numerous large-scale clinical trials and the evidence supporting a central role for their use is, according to the ACC/AHA Guidelines, compelling and persuasive. ACE inhibitors and beta blockers have been shown to improve a patient’s clinical status and overall sense of well-being and reduce the risk of death and hospitalization. Side effects of ACE inhibitors include hypotension, worsening kidney function, potassium retention, cough and angioedema. Side effects of beta-blockers include fluid retention, fatigue, bradycardia and heart block and hypotension.

Bi-Ventricular Pacers.

The ACC/AHA Guidelines recommend bi-ventricular pacers for persons who, in addition to suffering from heart failure, have left and right ventricles that do not contract in sync, known as ventricular dyssynchrony, and who have a LVEF less than or equal to 35%, sinus rhythm and NYHA Class III or NYHA Class IV symptoms. Bi-ventricular pacers are surgically implanted electrical generators that function primarily by stimulating the un-damaged portion of the heart to beat more strongly using controlled bursts of electrical currents in synchrony. Compared with optimal medical therapy alone, bi-ventricular pacers have been shown in a number of clinical trials to significantly decrease the risk of all-cause hospitalization and all-cause mortality as well as to improve LVEF, NYHA Class and quality of life. According to the ACC/AHA Guidelines, there are certain risks associated with the bi-ventricular pacer, including risks associated with implantation and device-related problems.

Implantable Cardioverter Defibrillators.

ACC/AHA Guidelines recommend ICDs primarily for patients who have experienced a life-threatening clinical event associated with a sustained irregular heartbeat and in patients who have had a prior heart attack and a reduced LVEF. ICDs are surgically implanted devices that continually monitor patients at high risk of sudden heart attack. When an irregular rhythm is detected, the device sends an electric shock to the heart to restore normal rhythm. In 2009, ICDs were implanted in approximately 133 patients in the United States. Although ICDs have not demonstrated an ability to improve cardiac function, according to the ACC/AHA Guidelines, ICDs are highly effective in preventing sudden death due to irregular heartbeats. However, according to the ACC/AHA Guidelines, frequent shocks from an ICD can lead to a reduced quality of life, whether triggered appropriately or inappropriately. In addition, according to the ACC/AHA Guidelines, ICDs have the potential to aggravate heart failure and have been associated with an increase in heart failure hospitalizations.

Heart Transplantation and Other Surgical Procedures.

According to the ACC/AHA Guidelines, heart transplantation is currently the only established surgical approach for the treatment of severe heart failure that is not responsive to other therapies. Heart transplantation is a major surgical procedure in which the diseased heart is removed from a patient and replaced with a healthy donor heart. Heart transplantation has proven to dramatically improve cardiac function in a majority of the patients treated and most heart transplant recipients return to work, travel and normal activities within three to six months after the surgery. In addition, the risk of hospitalization and mortality for transplant recipients is dramatically lower than the risk faced by patients with NYHA Class III or NYHA Class IV heart failure. For a variety of reasons, heart transplants are not readily available to all patients with severe heart damage. The availability of heart transplants is limited by, among other things, cost and donor availability. In addition to the significant cost involved and the chronic shortage of donor hearts, one of the serious challenges in heart transplantation is potential rejection of the donor heart. For many heart transplant recipients, chronic rejection significantly shortens the length of time the donated heart can function effectively and such recipients are generally administered costly anti-rejection drug regimens that can have adverse and potentially severe side effects.

Ventricular Assist Devices.

Ventricular assist devices are mechanical heart pumps that replace or assist the pumping role of the left ventricle of a damaged heart too weak to pump blood through the body. Ventricular assist devices are primarily used as a bridge for patients on the waiting list for a heart transplant and have been shown in published studies to be effective at halting further deterioration of the patient’s condition and decreasing the likelihood of death before transplantation. In addition, ventricular assist devices are a destination therapy for patients who are in NYHA Class IV heart failure despite optimal medical therapy and who are not eligible for heart transplant. According to the ACC/AHA Guidelines, device-related adverse events are reported to be numerous and include bleeding, infection, blood clots and device failure. In addition, ventricular assist devices are very expensive, with the average first-year cost estimated at approximately $225,000.

We believe the heart failure treatment industry generally has a history of adopting therapies that have proven to be safe and effective complements to existing therapies and using them in combination with existing therapies. It is our understanding that there are no one or two measurement criteria, either quantitative or qualitative, which define when a therapy for treating heart failure will be deemed safe and effective by the FDA. We believe that the safety and efficacy of certain existing FDA approved therapies for heart damage were demonstrated based upon a variety of endpoints, including certain endpoints (such as LVEF) that individually did not demonstrate large numerical differences between the treated patients and untreated patients. For instance, the use of bi-ventricular pacers with optimal drug therapy has proven to significantly decrease the risk of all-cause hospitalization and all-cause-mortality as well as to improve LVEF, NYHA Class and quality of life as compared to the use of optimal drug therapy alone. In the Multicenter InSync Randomized Clinical Evaluation (MIRACLE) trial, one of the first large studies to measure the therapeutic benefits of bi-ventricular pacing, 69% of the patients in the treatment group experienced an improvement in NYHA Class by one or more classes at six-month follow-up versus a 34% improvement in the control group. However, patients in the treatment group experienced on average only a 2.1% improvement in LVEF as compared with a 1.7% improvement for patients in the control group. Although a number of the therapies described above have proven to improve the cardiac function of a damaged heart, no currently available heart failure treatment has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

Our Proposed Solution

We believe MyoCell has the potential to become a leading treatment for severe chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be a presently unmet demand for more effective and/or more affordable therapies for chronic heart damage.

MyoCell

The human heart does not have cells that naturally repair or replace damaged heart muscle. Accordingly, the human body cannot, without medical assistance, populate regions of scar tissue within the heart with functioning muscle. MyoCell is a clinical therapy designed to improve cardiac function by populating regions of scar tissue within a patient’s heart with myoblasts derived from a biopsy of a patient’s thigh muscle. Myoblasts are precursors to muscle cells that have the capacity to fuse with other myoblasts or with damaged muscle fibers to generate skeletal muscle. When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell is able to avoid certain challenges currently faced by other cell-based clinical therapies intended to be used for the treatment of chronic heart damage, including tissue rejection and instances of the cells differentiating into cells other than muscle.

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

As part of the MyoCell therapy, a general surgeon removes approximately five to ten grams of thigh muscle tissue from the patient utilizing local anesthesia, typically on an outpatient basis. The muscle tissue is then express-shipped to a cell culturing site. At the cell culturing site, our proprietary techniques are used to isolate and remove myoblasts from the muscle tissue. We typically produce enough cells to treat a patient within approximately 21 days of his or her biopsy. Such production time is expected to continue to decrease as we continue to refine our cell culturing processes. After the cells are subjected to a variety of tests, the cultured cells are packaged in injectate media and express shipped to the interventional cardiologist. Within four days of packaging, the cultured myoblasts are injected via catheter directly into the scar tissue of the patient’s heart. The injection process takes an average about one hour and can be performed with or without general anesthesia. Following treatment, patients generally remain in the hospital for approximately 48-72 hours for monitoring.

The MyoCell injection process is a minimally invasive procedure that presents less risk and considerably less trauma to a patient than conventional (open) heart surgery. Patients are able to walk immediately following the injection process and require significantly less time in the hospital as compared to surgically treated patients. In the 79 patients who have received MyoCell injections delivered via percutaneous catheter, only two minor procedure-related events (2.5%) have been reported. In each of these two cases, the patient did not experience any complications as a result of the event and remained asymptomatic at all times during and after the procedure.

We have developed and/or licensed a number of proprietary processes and techniques to:

•

create therapeutic quantities of myoblasts from a patient’s thigh muscle biopsy;

•

transport muscle tissue and cultured cells;

•

disassociate muscle tissue with manual and chemical processes;

•

separate myoblasts from other muscle cells;

•

culture and grow myoblasts;

•

identify a cell population with the propensity to engraft, proliferate and adapt to the cardiac environment, including areas of scar tissue; and

•

maintain and test the cell quality and purity.

We have also developed and/or licensed a number of proprietary processes related to the injection of myoblasts into damaged heart muscle, including the following:

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

Assuming we secure regulatory approval of MyoCell for the treatment of all NYHA Class II and Class III patients, we believe MyoCell will provide a treatment alternative for the millions of NYHA Class II and Class III patients in the United States and Europe who either do not qualify for or do not have access to heart transplant therapy. Furthermore, we anticipate that the time incurred and cost of identifying patients qualified to receive MyoCell as well as the cost of MyoCell, including any ICD, drug and bi-ventricular pacer therapies that are simultaneously prescribed, if any, will be less expensive than the current cost of heart transplant therapy. Moreover, MyoCell is less invasive than a heart transplant and is not subject to the tissue rejection and immune system suppression issues associated with heart transplants.

We believe there is still a large population of patients exhibiting symptoms consistent with NYHA Class II and Class III heart failure that are seeking an effective or more effective therapy for chronic heart damage than ICDs, bi-ventricular pacers and drug therapies. We hope to demonstrate that MyoCell is complementary to various therapies using ICDs, bi-ventricular pacers and drugs. In the MYOHEART and SEISMIC Trials, enrolled patients were required to have an ICD and to be on optimal drug therapy to be included in the study. While we do not require patients to have previously received a bi-ventricular pacer to participate in our clinical trials, we will accept patients in our MARVEL Trial who have had prior placement of a bi-ventricular pacer. We are hopeful that the results of our future clinical trials will demonstrate that MyoCell is complementary to existing therapies for treating heart damage.

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
Six-Minute Walk Distance

Six-Minute Walk Distance is an objective evaluation of functional exercise capacity that measures the distance a patient can walk in six minutes. The distance walked during this test has been shown to correlate with the severity of heart failure.

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

Quality of Life	Quality of Life is evaluated by administration of a patient questionnaire that asks questions designed to measure subjective aspects of health status in heart failure patients.
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

MARVEL Phase II/III Clinical Trial in the United States

The MARVEL Trial is designed to be a double-blind, randomized, placebo-controlled multicenter trial to evaluate the safety and efficacy of MyoCell. In August 2007, we received clearance from the FDA to proceed with the trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September 2009, showing a dramatic (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. We have suspended activity on this trial while seeking additional funding necessary to conduct the trial. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians. Abroad, we are identifying centers where it is already acceptable to use the Myocell treatment so that greater numbers of patients with this problem can have access to treatment.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN trial, during the first quarter of 2010. We suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. Based on the results of the trial, we intend to either incorporate the combined treatment into the MARVEL Trial, or continue with the MARVEL Trial based on the use of Myocell alone.

We are seeking to secure sufficient funds to reinitiate enrollment in the MARVEL and REGEN trials. If we successfully secure such funds, we intend to re-engage a CRO, investigators and certain suppliers to advance such trials.

All of the patients selected for enrollment in the MARVEL Trial have (i) symptoms associated with NYHA Class II or Class III heart failure, (ii) suffered a previous heart attack at least 90 days prior to the date of treatment, (iii) a LVEF of less than or equal to 35%, (iv) been on optimal drug therapy for at least two months prior to enrollment and (v) had prior placement of an ICD at least 60 days prior to enrollment. Patients were required to use Amiodarone, an anti-arrhythmic drug therapy, at least 24 hours prior to MyoCell implantation. This prophylactic treatment successfully ameliorated the problem with arrhythmias in patients treated with Myocell and the placebo, which, although it never lead to any deterioration in the patients, was considered a serious adverse event.

The patients were divided into three groups. Patients in the first group underwent treatment consisting of 16 injections of an aggregate dosage of approximately 800 million myoblast cells. Patients in the second group underwent treatment consisting of 16 injections of an aggregate dosage of approximately 400 million myoblast cells. Patients in the third group received 16 placebo injections.

The MARVEL Trial measures the following safety and efficacy endpoints of the MyoCell treatment:

Primary Safety	Primary Efficacy	Secondary Efficacy	Tertiary Efficacy
Endpoint	Endpoints	Endpoints	Endpoints

Number of serious adverse events in treatment group as compared to control group	Change in Six-Minute Walk Distance from baseline to six months as compared to control group

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

Proportion of patients with improved NYHA Class from baseline to three months as compared to control group

With respect to the 20 patients that have been treated in the MARVEL Trial to date, we have only received and analyzed data regarding the primary efficacy endpoint - improvement in the 6 minute walk. Our CRO for the MARVEL Trial has collected data for all endpoints in the study, but has not releases such data pending our payment of certain past due balances owed to them. We intend to analyze the results for all other endpoints if and when they are release to us by the CRO.

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

Candidate	Proposed Use or Indication	Status/Phase	Comments

MyoCath	Disposable endoventricular catheter used for the delivery of biologic solutions to the myocardium.	Used in European Phase II clinical trials of MyoCell; used in Phase I clinical trials of MyoCell.
LipiCell	Adipose Derived Stem Cells derived from fat tissue for use in acute MI, lower limb ischemia and chronic ischemia.	IND application filed in 2011. Waiting for FDA response.	Trial to be completed at University of Miami, subject to the receipt of additional financing.
MyoCell SDF-1	Autologous cell therapy treatment for severe chronic damage to the heart; cells modified to express angiogenic factors.	IND application filed in May 2007. Additional animal studies complete. Phase I trial approved by FDA in July of 2009.	Trial commenced in April 1, 2010. Anticipate enrolling patients in 2012, subject to the receipt of additional financing.

MyoCath

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue. It is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses.

LipiCell

LipiCell is a patient-derived cell therapy proposed for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia in which the patient derived adipose cells can be purified and administered bed-side to the patient in a single visit. In December 2011, we licensed worldwide exclusive rights of Ageless Regenerative Institute's adipose (fat) derived therapeutic cell technology for use in the cardiac field. Under the terms of the agreement, we will have a worldwide exclusive license to all of Ageless technology for use in the heart attack and heart failure markets. The agreement provides for upfront and milestone equity payments to the Ageless Regenerative Institute.

Unlike MyoCell, which is intended to be used to treat deep scar tissue and focus on new muscle creation, LipiCell can create angiogenesis and focus on new blood vessel creation. We hope to demonstrate that the injection of endothelial progenitor and stem cells derived from fat tissue is a safe and effective means of limiting or reversing some of the effects of acute myocardial infarction and preventing or slowing a patient’s progression from initial heart attack to congestive heart failure. Similarly, we are working to introduce the system as a treatment for lower limb ischemia and chronic heart ischemia, to regenerate tissue. Fat tissue is an abundant and readily available source of endothelial progenitor and stem cells and is easily extractable from a patient using minimally invasive techniques.

MyoCell SDF-1

Our MyoCell SDF-1 product candidate, which has completed preclinical testing, is intended to be an improvement to MyoCell. In February 2006, we signed a patent licensing agreement with the Cleveland Clinic of Cleveland, Ohio which gave us exclusive license rights to pending patent applications in connection with MyoCell SDF-1. Dr. Marc Penn, the Medical Director of the Cardiac Intensive Care Unit at the Cleveland Clinic and a staff cardiologist in the Departments of Cardiovascular Medicine and Cell Biology, joined our Scientific Advisory Board. The license for SDF-1 was expired and was turned over to a Cleveland Clinic affiliate, Juventas, in July of 2009. We have an oral, non-binding understanding with Juventas pursuant to which the license with Bioheart will be reinstated upon completion of certain financial milestones. Without an agreement from Juventas, we may not be able to commercialize our MyoCell SDF-1 product following regulatory approval. We believe we will also need to, among other things, license some additional intellectual property to commercialize MyoCell SDF-1 in the form we believe may prove to be the most safe and/or effective.

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

Our Phase I safety study, the REGEN Trial, was approved by the FDA in July of 2009 and work commenced on the trial during the first quarter of 2010. We are seeking to secure sufficient funds to reinitiate enrollment in the REGEN Trial. If we successfully secure such funds, we intend to re-engage a CRO, investigators and certain suppliers to advance such trial.

Center of Excellence Program

We do not have an agreement at this point, the Centers of Excellence purchase cathers for use in trials. They are using LipiCell product and they have an agreement with Ageless. Bioheart has an agreement with Ageless where we licensed the Lipicell product in Cardiac, so we own the data coming out of Renerative Medicine Institute.

On March 23, 2010, we announced plans for establishing Centers of Excellence in Latin America to provide cell therapy procedures to patients suffering from congestive heart failure (CHF) and peripheral arterial disease (PAD). The LipiCell product is currently being utilized by the Regenerative Medicine Institute of Tijuana, Mexico. Therapies for CHF and PAD patients are available at the Hospital Angeles Tijuana, a fully equipped state-of-the-art private specialties hospital. The center in Mexico has completed treatment of approximately 15 heart failure patients. On average, these patients have demonstrated an absolute improvement of 13 percentage points in ejection fraction and an increase of 100 meters in their 6 minute walk distance.

We also completed a trial with the University Hospital Ostrava for end stage critical limb patients who have been listed on the amputation list. These patients are being treated with adipose derived stem cells in the Czech Republic. Follow up showed that 75% of the patients demonstrated healing and pain reduction while only 25% of the patients required amputation.

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

Accordingly, we were able to increase the maximum dosage of myoblast cells injected as part of the MyoCell therapy to approximately 800 million myoblast cells. We continually refine our MyoCell cell culturing processes.

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

As of the date of this report, the Centers for Medicare and Medicaid Services, or CMS, has agreed to reimburse some of the costs at the centers that are participating in the MARVEL Trial. Specifically, CMS will reimburse costs deemed “routine” in nature for patients suffering from heart failure. Examples of these reimbursable costs include, but are not limited to, costs associated with physical examination of the patients, x-rays, holter monitoring, MUGA scan and echocardiography. However, at present, CMS reimbursement does not cover the cost of MyoCell implantation.

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

Research Grants

Historically, part of our research and development efforts have been indirectly funded by research grants to various centers and/or physicians that have participated in our MyoCell and MyoCath clinical trials. As part of our development strategy, we intend to continue to seek to develop research partnerships with centers and/or physicians. On November 9, 2010, we received a grant in the amount of $244,500 under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code. We did not receive any research grant income in 2011.

Patents and Proprietary Rights

We hold limited patent rights in our product candidates. Our MyoCath product candidate is protected by a patent, expiring in September 2017, in which we have an irrevocable co-exclusive license. Our MyoCell product candidate is no longer protected by patents, which means that competitors will be free to sell products that incorporate the same or similar technologies that are used in MyoCell without infringing our patent rights. As a result, MyoCell, if approved for use, may be vulnerable to competition in the form of products that use the same or similar technologies. We have previously licenses certain patents and patent applications relating to our MyoCell product candidate. These licenses have all lapsed as of the date of this report, although we have had discussions with the relevant licensor regarding a potential reinstatement of our rights in such licenses.

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

•

obtain new patent and other proprietary protection for MyoCell and our other product candidates;

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

MyoCell SDF-1 Patents

To develop our MyoCell SDF-1 product candidate, we have relied primarily on certain patents which we had previously licensed but with respect to which our license has lapsed. These patents relate to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. We believe we will also need to, among other things, license some additional intellectual property to commercialize MyoCell SDF-1 in the form we believe may prove to be the most safe and/or effective.

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

The term of our agreement with the Cleveland Clinic expired in July of 2009, when the license to the patents was turned over to a Cleveland Clinic affiliate, Juventas. We have an understanding with Juventas to restore the license to the patents once certain milestones have been achieved by us.

In 2007, we signed a Letter of Intent with Ono Pharmaceutical which provided rights to conduct clinical development and testing of SDF-1 to determine the effectiveness of SDF-1 for the treatment of damaged myocardium and tissues following acute myocardial infarction, coronary arterial diseases or heart failure. If the results of this testing is deemed successful then we and Ono Pharmaceuticals have agreed to enter into good faith negotiations in an effort to reach a definitive license agreement that will allow us to commercialize our SDF-1 product candidate in all territories of the world except Japan.

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

In June 2003, we entered into agreements with Advanced Cardiovascular Systems, Inc., or ACS, originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories, pursuant to which we assigned our rights under the license agreement with Comedicus, as amended, and committed to deliver 160 units of MyoCath (of which 88 have been delivered to date) and sold certain of our other catheter related intellectual property, or, collectively with the Primary MyoCath Patent (the Catheter IP), for aggregate consideration of $900,000. In connection with these agreements, ACS granted to us a co-exclusive, irrevocable, fully paid-up license to the Catheter IP for the life of the patents related to the Catheter IP.

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

Sales and Marketing

MyoCell

In advance of any expected commercial approval of our MyoCell product candidate in the United States, we intend to internally develop a direct sales and marketing force. We anticipate the team will be comprised of salespeople, clinical and reimbursement specialists and product marketing managers.

We intend to market MyoCell to interventional cardiologists and heart failure specialists. In the typical healthcare system, the interventional cardiologist functions as a “gatekeeper” for determining the course of appropriate medical care for our target patient population. We anticipate our marketing efforts will be focused on informing interventional cardiologists of the availability of our treatment alternative through the following channels of communication: (i) articles published in medical journals by widely recognized interventional cardiologists, including cardiologists that have participated in our clinical trials; (ii) seminars and speeches featuring widely recognized interventional cardiologists; and (iii) advertisements in medical journals.

Government Regulation

The research and development, preclinical studies and clinical trials, and ultimately, the culturing, manufacturing, marketing and labeling of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. We believe MyoCell and Lipicell are subject to regulation in the United States and Europe as a biological products and our MyoCath product candidate is subject to regulation in the United States and Europe as a medical device.

Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, the Public Health Service Act, or the PHS Act, and the regulations promulgated thereunder as well as other federal, state, and local statutes and regulations. Medical devices are subject to regulation under the FD&C Act and the regulations promulgated hereunder as well as other federal, state, and local statutes and regulations. The FD&C Act and the PHS Act and the regulations promulgated hereunder govern, among other things, the testing, cell culturing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our product candidates. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

FDA Regulation — Approval of Biological Products

The steps ordinarily required before a biological product may be marketed in the United States include:

•

completion of preclinical studies according to good laboratory practice regulations;

•

the submission of an investigational new drug, or IND, application to the FDA, which must become effective before human clinical trials may commence;

•

performance of adequate and well-controlled human clinical trials according to good clinical practices to establish the safety and efficacy of the proposed biological product for its intended use;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is manufactured, processes, packaged or held to assess compliance with clinical good manufacturing practices, or cGMPs; and

•

the submission to, and review and approval by, the FDA of a biologics license application, or BLA, that includes satisfactory results of preclinical testing and clinical trials.

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

The field of regenerative medicine is rapidly progressing, as many organizations are initiating or expanding their research efforts in this area. We are also aware of several competitors seeking to develop cell-based therapies for the treatment of cardiovascular disease, including Aastrom Biosciences, Inc., Aldagen, Inc., Angioblast Systems, Inc., Athersys, Inc., Baxter International, Inc., Cytori Therapeutics, Inc., MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc. (a wholly-owned subsidiary of Advanced Cell Technology, Inc.), Osiris Therapeutics, Inc., ViaCell, Inc. (a wholly-owned subsidiary of PerkinElmer, Inc.), and potentially others.

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2012 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of March 26, 2012, we had cash and cash equivalents of approximately $1,700 and a working capital deficit of approximately $12.3 million. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

If we are unable to secure additional financing in the near term, we may be forced to:

•

curtail or abandon our existing business plan;

•

reduce our headcount;

•

default on our debt obligations;

•

file for bankruptcy;

•

seek to sell some or all of our assets; and/or

•

cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

Our ability to obtain additional debt financing and/or alternative arrangements, with the Guarantors or otherwise, may be limited by the amount of, terms and restrictions of our then current debt. For instance, we do not anticipate repaying our Northstar loan (described below) until its scheduled maturity. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. See “We have a substantial amount of debt...” Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders.

If we raise additional capital and/or secure alternative arrangements, with the Guarantors or otherwise, by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those newly issued securities may be issued at prices that are a significant discount to current and/or then prevailing market prices. In addition, any such newly issued securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued its report dated April 12, 2012 in connection with the audit of our financial statements as of December 31, 2011, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2011 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2011, we have accumulated a deficit during our development stage of approximately $111.0 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $4.7 million, $5.2 million, $4.4 million and $14.2 million in 2011, 2010, 2009 and 2008, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:

•

establish a distribution network for and commence distribution of certain products for which we have acquired distribution rights;

•

resume full scale enrollment of the MARVEL and REGEN Trials;

•

commence enrollment in our ANGEL Trial;

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

As of December 31, 2011, we had an aggregate of $5.8 million in principal amount of outstanding indebtedness, excluding accounts payable and accruals. This amount includes approximately $712,000 outstanding pursuant to a loan and security agreement formerly held by BlueCrest Venture Master Fund Limited (and now held by NorthStar Biotech Group, LLC, or Northstar, which is owned in part by certain of our existing directors and shareholders, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart), approximately $980,000 outstanding pursuant to a Loan Agreement with Seaside National Bank, and approximately $1.5 million outstanding to the Guarantors in respect of payments made by them on our behalf in connection with our original loan with Bank of America.

The Loan and Security Agreement relating to the Northstar loan contains various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not, among other things:

•

incur additional indebtedness, except for certain permitted indebtedness (generally, accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000, any unsecured debt less than $20,000 or any debt not secured by the collateral pledged to Northstar that is subordinated to the rights of Northstar pursuant to a subordination agreement satisfactory to Northstar in its sole discretion);

•

make any principal, interest or other payments arising under or in connection with our loan from Seaside National Bank or any other debt subordinate to Northstar loan;

•

incur additional liens on any of our assets, including any liens on our intellectual property, except for certain permitted liens including but not limited to non-exclusive licenses or sub-licenses of our intellectual property in the ordinary course of business and licenses or sub-licenses of intellectual property in connection with joint ventures and corporate collaborations (provided that any proceeds from such licenses be used to pay down the Northstar loan);

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

These provisions could have important consequences for us, including (i) making it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, because such new lender will have to be willing to be subordinate to Northstar, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities. Our failure to timely repay our obligations under the Northstar loan or meet the covenants set forth in the Loan and Security Agreement could give rise to a default under the agreement. In the event of an uncured default, the agreement provides that all amounts owed to Northstar are immediately due and payable and that Northstar has the right to enforce its security interest in the assets securing the Northstar loan. In such event, Northstar could take possession of any or all of our assets in which they hold a security interest, and dispose of those assets to the extent necessary to pay off our debts, which would materially harm our business. On March 30, 2012, we entered into an extension and waiver with Northstar pursuant to which Northstar agreed to extend until May 1, 2012 the due date for any and all principal and interest payments that were due and payable with respect to the Northstar loan on March 1, 2012 and to waive any and all defaults and/or events of default with respect to such payments.

In addition to the limitations imposed on our operational flexibility by the Northstar loan as described above, the Northstar loan, the Seaside National Bank loan, our obligations to the Guarantors, and any other indebtedness incurred by us could have significant additional negative consequences, including, without limitation:

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

•

We have invested a significant portion of our efforts and financial resources in our MyoCell product candidate and depend heavily on its success. MyoCell is currently in the clinical testing stage of development, although we have suspended work under our clinical trials as we seek to raise sufficient funds to complete the trials.

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

No company has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of a cell-based therapy product for the treatment of heart damage. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. One of our competitors exploring the use of skeletal myoblasts ceased enrolling new patients in its European Phase II clinical trial based on the determination of its monitoring committee that there was a low likelihood that the trial would result in the hypothesized improvement in heart function. Although our clinical research to date suggests that MyoCell may improve the contractile function of the heart, we have not yet been able to demonstrate a mechanism of action and additional research is needed to precisely identify such mechanism.

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

Possible side effects of our product candidates may be serious and life-threatening. A number of participants in our clinical trials of MyoCell have experienced serious adverse events potentially attributable to MyoCell, including six patient deaths and 18 patients experiencing irregular heartbeats. A serious adverse event is generally an event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. The occurrence of any unacceptable serious adverse events during or after preclinical and clinical testing of our product candidates could temporarily delay or negate the possibility of regulatory approval of our product candidates and adversely affect our business. Both our trials and independent trials have reported the occurrence of irregular heartbeats in treated patients, a significant risk to patient safety. We and our competitors have also, at times, suspended trials studying the effects of myoblasts, at least temporarily, to assess the risk of irregular heartbeats, and it has been reported that one of our competitors studying the effect of myoblast implantation prematurely discontinued a study because of the high incidence of irregular heartbeats. While we believe irregular heartbeats may be manageable with the use of certain prophylactic measures including an ICD, and antiarrhythmic drug therapy, these risk management techniques may not prove to sufficiently reduce the risk of unacceptable side effects. Although our early results suggest that patients treated with MyoCell do not face materially different health risks than heart failure patients with similar levels of damage to the heart who have not been treated with MyoCell, we are still in the process of seeking to demonstrate that our product candidates do not pose unacceptable health risks. We have not yet treated a sufficient number of patients to allow us to make a determination that serious unintended consequences will not occur.

We depend on third parties to assist us in the conduct of our preclinical studies and clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from obtaining regulatory approval or successfully commercializing our product candidates on a timely basis, if at all.

We engage consultants and CROs to help design, and to assist us in conducting, our preclinical studies and clinical trials and to collect and analyze data from those studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants and CROs to perform the studies and trials in accordance with the investigational plan and protocol for each product candidate and in compliance with regulations and standards, commonly referred to as “good clinical practice”, for conducting, recording and reporting results of clinical trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. The risk of delays is heightened for our clinical trials conducted outside of the United States, where it may be more difficult for us to ensure that studies are conducted in compliance with foreign regulatory requirements. Any third parties that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical trial protocols or for other reasons, our clinical trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful. If there are delays or failures in clinical trials or regulatory approvals as a result of the failure to perform by third parties, our development costs will increase, and we may not be able to obtain regulatory approval for our product candidates. In addition, we may not be able to establish or maintain relationships with these third parties on favorable terms, if at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures or at all.

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

We are subject to numerous risks associated with seeking regulatory approval of MyoCell pursuant to a protocol that permits the use of a catheter system which is still subject to FDA approval. The catheter system we intend to use in connection with our MARVEL Trial is owned by an unaffiliated third party. Although we have entered into a two-year supply agreement for delivery of the catheter system for use in the MARVEL Trial, we are subject to a number of risks not addressed by the parties in the supply agreement.

We have been cleared by the FDA to proceed under the protocol for our MARVEL Trial, which protocol permits participating trial investigators to use either our MyoCath catheters Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses. As a result, if we were to reinitiate the MARVEL Trial in the immediate future, investigators in the trial would practically be limited to using the NOGA Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We further anticipate that if MyoCell receives regulatory approval, such approval will require MyoCell to be injected with a catheter system that has also secured regulatory approval. Accordingly, the commercial deployment of MyoCell is dependent upon MyoStar, MyoCath or some other catheter system securing regulatory approval for use with MyoCell. Although MyoStar has received CE mark approval in Europe, neither MyoStar, MyoCath nor any other catheter system is commercially available in the United States and they may only be used pursuant to FDA approved investigational protocols. Notwithstanding the devotion of considerable resources to the development and testing of MyoStar and MyoCath, they may never receive additional or any, respectively, regulatory approval that will allow for their commercial use with MyoCell.

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

•

the use of the MyoStar System or any of its components in myoblast-based clinical therapies other than ours; and the suspension or abandonment of other clinical trials involving MyoStar.

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

If any of our product candidates is approved, we will be required to report certain adverse events involving our products to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning the advertisement and promotional labeling of our products. As a result, even if we obtain necessary regulatory approvals to market our product candidates for any indication, any adverse results, circumstances or events that are subsequently discovered could require that we cease marketing the product for that indication or expend money, time and effort to ensure full compliance, which could have a material adverse effect on our business.

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

Risks Related to Commercialization of our Product Candidates

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

If we successfully develop, and obtain necessary regulatory approvals for, our product candidates we intend to sell them initially in Europe and the United States. We have not yet submitted any of our product candidates to CMS or any private or governmental third party payor in the United States to determine whether or not our product candidates will be covered under private or public health insurance plans or, if they are covered, what coverage or reimbursement rates may be available. Although we believe hospitals may be entitled to some procedure reimbursement for MyoCell, we cannot assure you that such reimbursement will be adequate or available at all.

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

In the United States, our revenues will depend upon the coverage and reimbursement rates and policies established for our product candidates by third party payors, including governmental authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products approved for marketing by the FDA or regulatory agencies in other countries. As a result, significant uncertainty exists as to whether newly approved medical products will be eligible for coverage by third party payors or, if eligible for coverage, what the reimbursement rates will be for those products. Furthermore, cell-based therapies like MyoCell may be more expensive than pharmaceuticals due to, among other things, the higher cost and complexity associated with the research, development and production of these therapies. This, in turn, may make it more difficult for us to obtain adequate reimbursement from third party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. Accordingly, we cannot assure you that adequate third party coverage or reimbursement will be available for any of our product candidates to allow us to successfully commercialize these product candidates.

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

Risks Related to Our Intellectual Property

We hold limited patent and other intellectual property rights, and our success will be dependent in large part on safeguarding our existing intellectual property rights and obtaining patent and other proprietary protection for our product candidates.

We hold limited patent rights in our product candidates. Our MyoCath product candidate is protected by a patent, expiring in September 2017, in which we have an irrevocable co-exclusive license. Our MyoCell product candidate is no longer protected by patents, which means that competitors will be free to sell products that incorporate the same or similar technologies that are used in MyoCell without infringing our patent rights. As a result, MyoCell, if approved for use, may be vulnerable to competition in the form of products that use the same or similar technologies. We have previously licensed certain patents and patent applications relating to our MyoCell product candidate. These licenses have all lapsed as of the date of this report, although we have had discussions with the relevant licensor regarding a potential reinstatement of our rights in such licenses.

Our commercial success will depend to a significant degree on our ability to:

•

compel the owners of the patents licensed to us to defend and enforce such patents, to the extent such patents may be applicable to our products and material to their commercialization;

•

obtain new patent and other proprietary protection for MyoCell and our other product candidates;

•

obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;

•

preserve intellectual property rights relating to our product candidates; and

•

operate without infringing the patents and proprietary rights of third parties.

Failure to obtain adequate patent protection for our product candidates, or the failure to protect our existing patent rights, may impair our ability to be competitive. The availability of infringing products in markets where we have patent protection, or the availability of competing products in markets where we do not have adequate patent protection, could erode the market for our product candidates, negatively impact the prices we can charge for our product candidates, and harm our reputation if infringing or competing products are manufactured to inferior standards.

Our most important license agreement with respect to MyoCath is co-exclusive and the co-licensor of the intellectual property, a division of Abbott Laboratories, may also seek to commercialize MyoCath.

In June 2003, we assigned our exclusive license to the primary patent protecting MyoCath to ACS, originally a subsidiary of Guidant Corporation and now d/b/a Abbott Vascular, a division of Abbott Laboratories. In connection with this agreement, ACS granted to us a co-exclusive, irrevocable, fully paid-up license to this patent for the life of the patent. Because our license is co-exclusive with ACS, ACS may, parallel to our efforts, seek to commercialize MyoCath if MyoCath secures regulatory approval. Accordingly, even if ACS does nothing to assist us to secure regulatory approval of MyoCath, ACS may become a direct competitor in the MyoCath manufacturing and supply business. In addition, pursuant to our agreement with ACS, we are prohibited from contracting with third parties for the distribution of MyoCath.

Our patents may not be valid or enforceable, and may be challenged by third parties.

We cannot assure you that any patents issued or licensed to us would be held valid by a court or administrative body or that we would be able to successfully enforce our patents against infringers, including our competitors. The issuance of a patent is not conclusive as to its validity or enforceability, and the validity and enforceability of a patent is susceptible to challenge on numerous legal grounds. Challenges raised in patent infringement litigation brought by or against us may result in determinations that patents that have been issued or licensed to us or any patents that may be issued to us or our licensors in the future are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in these patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property and our competitive advantage. Even if our patents are held to be enforceable, others may be able to design around our patents or develop products similar to our products that are not within the scope of any of our patents.

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

We rely to a large extent on unpatented technology, trade secrets, confidential information and proprietary know-how to protect our technology and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. Trade secrets are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements generally also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case we could not assert any trade secret rights against such party.

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

We face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical, medical device and biotechnology companies developing heart failure treatments both in the United States and abroad, as well as numerous academic and research institutions, governmental agencies and private organizations engaged in drug discovery activities or funding both in the United States and abroad. We also face competition from entities and healthcare providers using more traditional methods, such as surgery and pharmaceutical regimens, to treat heart failure. We believe there are a substantial number of heart failure products under development by numerous pharmaceutical, biopharmaceutical, medical device and biotechnology companies, and it is likely that other competitors will emerge. We are also aware of several competitors developing cell-based therapies for the treatment of heart damage, including Aastrom Bioscience, Inc., Aldagen, Inc., Angioblast Systems, Inc., Athersys, Inc., Baxter International, Inc., Cytori Therapeutics, Inc., MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc. (a wholly-owned subsidiary of Advanced Cell Technology, Inc.), Osiris Therapeutics, Inc., ViaCell, Inc. (a wholly-owned subsidiary of PerkinElmer, Inc.) and potentially others. We also recognize that there may be competitors and competing technologies, therapies and/or products that we are not aware of.

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

Prior to our initial public offering, there was no public market for our common stock. Following our initial public offering, our common stock was traded on the NASDAQ Global Market and, subsequently, the NASDAQ Capital Market. On February 25, 2009, we received notification from The NASDAQ Stock Market of its determination to discontinue our NASDAQ listing effective February 27, 2009. We filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on May 13, 2009. On February 23, 2011 we received notice of FINRA’s determination of our ineligibility for continued quotation of our shares on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. On March 9, 2011 we again filed for quotation of our common stock on the Over-The-Counter Bulletin Board and that application was approved by FINRA on March 29, 2011.

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

Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investments, if any, and this capital appreciation, if any, will be a shareholder's sole source of gain from an investment in the common stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation and by applicable law. In addition, under the terms of the Northstar Loan, we are restricted from paying cash dividends to our shareholders while this loan is outstanding. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Our headquarters are located in Sunrise, Florida and consists of 4,860 square feet of space, which we lease at a current rent of approximately $65,124 per year. The lease is scheduled to expire in January 2013. In addition to our corporate offices, at this location, we maintain:

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

Mine Safety Disclosures.

Not applicable.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “BHRT.OB”. The following table sets forth the range of high and low bid prices for our common stock on the OTCBB as reported for the periods indicated.

Bid Price
Period
Quarter ended December 31, 2011	$0.0448
Quarter ended September 30, 2011	$0.0681
Quarter ended June 30, 2011	$0.080
Quarter ended March 31, 2011	$0.210
Quarter ended December 31, 2010	$0.330
Quarter ended September 30, 2010	$0.235
Quarter ended June 30, 2010	$0.350
Quarter ended March 31, 2010	$0.600

Holders

As of April 2, 2012 there were approximately 348 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation and by applicable law. In addition, under the terms of the Northstar loan, we are restricted from paying cash dividends to our shareholders while the loan is outstanding. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,636,318	$1.20	2,449,061
Equity compensation plans not approved by security holders (2)	32,610,075	$0.86	0

_____________________________

(1)

Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan.

(2)

Includes:

•

a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the Consolidated Financial Statements);

•

warrants issued to the Guarantors in connection with the former Bank of America Loan to purchase an aggregate of 764,519 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable – Seaside Bank” of the Notes to the Consolidated Financial Statements);

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

•

warrants issued in connection with our private placement in December 2009 to purchase an aggregate of 2,127,786 shares of our common stock at prices ranging from $0.54 to $0.95 per share, which expire at various dates from December 2012 through June 2013;

•

warrants issued in connection with our private placement completed in September 2010 to purchase an aggregate of 170,180 shares of our common stock at price of $0.18  per share, which expire in September 2013;

•

warrants issued in connection with Short Term Payables to purchase an aggregate of 475,043 shares of our common stock at prices ranging from $0.61 to $0.5321 per share, which expire at various dates April 2019 through September 2019 (See Note 6 “Notes Payable – Short-term Note Payable” of the Notes to the Consolidated Financial Statements);

•

warrants issued in connection with our private placements in 2011 to purchase an aggregate of 20,437,034 shares of our common stock at prices from $0.03 to $0.65 per share expiring three to six years from the date of issuance.

Recent Sales of Unregistered Securities

During 2011, we issued the following unregistered securities, not previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011:

•

In October 2011 we issued an aggregate of 4,310,490 shares of our common stock and 4,046,855 warrants for the purchase of our common stock at an exercise prices of $0.03 to $0.13, for aggregate gross proceeds of $155,000.

•

In November 2011 we issued an aggregate of 3,340,000 shares of our common stock and 1,345,000 warrants for the purchase of our common stock at exercise price of $0.05, for aggregate gross proceeds of $133,600.

•

In December 2011 we issued an aggregate of 4,200,020 shares of our common stock and 5,012,960 warrants for the purchase of our common stock at exercise price ranging from $0.03 to $0.05, for aggregate gross proceeds of $133,000.

Each of the listed sales was exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities was made without general solicitation or advertising to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Securities Act. The proceeds raised in each of the issuances described above was used for working capital and general corporate purposes.

Issuer Purchases of Equity Securities

None.

Item 6.

Selected Financial Data

Not required for smaller reporting companies.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated, April 12, 2012 in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients.

Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1 and Lipicell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient's heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell. MyoCell SDF-1 is similar to MyoCell except that the myoblast cells to be injected for use in MyoCell SDF-1 will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. LipiCell is a patient-derived cell therapy proposed for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

Our most recent completed clinical trials of MyoCell are the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the FDA, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe, or the MARVEL Trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), which we believe was the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN Trial, during the first quarter of 2010. We suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial.

We are seeking to secure sufficient funds to reinitiate enrollment in the MARVEL and REGEN trials. If we successfully secure such funds, we intend to re-engage a contract research organization, or CRO, investigators and certain suppliers to advance such trials.

In August 2011, we applied to the FDA to conduct a Phase I study, called the ANGEL Trial, utilizing LipiCell in chronic ischemia heart patients. The ANGEL Trial is a Phase I trial and is expected to be conducted at the University of Miami. We are seeking to secure sufficient funds to initiate enrollment in such trial. If we successfully secure such funds, we intend to engage a CRO and certain suppliers to advance the trial.

MyoCath Product Candidate

The MyoCath is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses.

We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

Results of Operations Overview

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties, (ii) fees associated with our assignment to ACS of our rights relating to the Primary MyoCath Patent, (iii) revenues generated from paid registry trials, (iv) revenues from the sale of our now discontinued tissue genesis system and related supplies and (v) revenues generated for providing cell culturing services under exclusive supply agreements. We did not generate significant revenue in 2011 and do not expect to do so in 2012. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2014.

We recognized revenues of $17,475 in 2011 compared to revenues of $46,383 in 2010. Our revenue in 2011 was generated from the sale of MyoCath catheters. Our revenues for 2010 was generated from the sale of MyoCath Catheters, Cardio Monitoring Devices and TGI accessories.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath.

Cost of sales was $694 in the twelve-month period ended December 31, 2011 compared to $19,765 in the twelve-months ended December 31, 2010. The decrease in cost of sales was due to the decrease in sales.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2011, we incurred aggregate research and development costs of approximately $64.3 million related to our product candidates. We estimate that at least $48.4 million of these expenses relate to our preclinical and clinical development of MyoCell and at least $5.2 million of these expenses relate to our preclinical and clinical development of MyoCath.

During the third quarter 2009, we received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) were completed, however, the invoicing had not been received as of September 30, 2009. As of December 31, 2011 of the $630,000, we still have an accrual of $295,000 for the completed contracts.

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

During 2011 and 2010, we recognized stock-based compensation expense of $409,314 and $248,457, respectively. The increase in stock based compensation from 2010 to 2011 was primarily due to stock options granted to officers, consultants and key employees. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

Interest Expense

Interest expense in 2011 and 2010 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Results of Operations

We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2014, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues

We recognized revenues of $17,475 in 2011, revenues generated from the sale of MyoCath Catheters. In 2010 we recognized revenues of $46,383, revenues generated from the sales of MyoCath Catheters, Cardio Monitoring Devices and TGI accessories.

Cost of Sales

Cost of sales was $694 in 2011 and $19,765 in 2010. Decrease in cost of sales was due to the decrease in sales.

Research and Development

Research and development expenses were $0.5 million in 2011, a decrease of $1.0 million from research and development expenses of $1.5 million in 2010. The decrease was primarily attributable to a reduction in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …”

Marketing, General and Administrative

Marketing, general and administrative expenses were $2.1 million in 2011, an increase of $0.30 million from marketing, general and administrative expenses of $1.8 million in 2010. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in legal fees, salaries and insurance expenses.

Interest Expense

Interest expense was $2.0 million in 2011 compared to interest expense of $2.1 million in 2010. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled approximately $819,000 in 2011 and $1.1 million in 2010. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest, Bank of America and other loans totaled approximately $1,194,000 in 2011, compared to $1.1 million in 2010.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2011, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1.7 million in 2011 as compared to $1.9 million of cash used in 2010. Our use of cash for operations in 2011 reflected a net loss generated during the period of $4.7 million, adjusted for non-cash items such as stock-based compensation of $409,314, amortization of debt discounts associated with our convertible notes of $880,763, amortization of the fair value of warrants granted in connection with the BlueCrest loan and Bank of America loan of $278,213, amortization of loan costs incurred in connection with the BlueCrest loan and Bank of America loan of $12,207 and non cash interest payments of $177,901, common stock issued in connection with accounts payable of $101,434, and depreciation expense of $31,963. An increase in prepaid and other current assets of $25,476, an increase in accounts payable of $301,136, a decrease in inventory of $89,915, an increase in receivables of $3,495 and an increase in accrued expenses and deferred rent of $597,961 contributed to our use of operating cash in 2011.

Investing Activities

Net cash used in investing activities was $0 in 2011 and 2010.

Financing Activities

Net cash provided by financing activities was $1.7 million in 2011 as compared to $1.8 million in 2010. In 2011 we sold, in a private placement, shares of common stock and warrants for aggregate net cash proceeds of approximately $1.4 million. In addition, we received an aggregate of $498,000 related party loans and advances, $1,632 from exercise of options and $59,750 from issuance of notes payable, net of $256,748 payments of existing notes payable.

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

At December 31, 2011 we had cash and cash equivalents totaling $36,828; however, our working capital deficit as of such date was $12.0 million. Our independent registered public accounting firm has issued its report dated April 12, 2012 in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2012, we had $5.8 million in outstanding loans. On February 29, 2012, we were informed that Northstar assumed all amounts outstanding under the BlueCrest loan. On March 30, 2012, Northstar agreed with us to extend until May 1, 2012 the initial payment date for any and all required monthly payments and payable with respect to the BlueCrest loan and to waive any and all defaults and/or events of default with respect to such payments. We are currently in discussions regarding certain additional amendments to the terms of the loan.

On November 2, 2011, we entered into a Standby Equity Distribution Agreement, or the SEDA, with Greystone Capital Partners, or GCP. Pursuant to the SEDA’s terms, we may, at our sole discretion and upon giving written notice to GCP, each an “Advance Notice”, periodically sell shares of our common stock to GCP. For each share of Common Stock purchased under the SEDA, GCP will pay us an amount, referred to as the “Purchase Price”, that is eighty percent (80%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately subsequent to the date of the relevant Advance Notice. We are not obligated to sell any shares of common stock to GCP but may, over the term of the SEDA and in our sole discretion, sell to GCP that number of shares of common stock valued at the Purchase Price from time to time in effect that equals up to one million dollars ($1,000,000) in the aggregate. GCP's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including (i) periodic sales of shares of our common stock to GCP must be separated by a time period equal to five Trading Days, and (ii) the amount of any individual periodic sale designated by us in any Advance Notice shall not exceed fifty percent (50%) of the average weekly volume of shares of our common stock traded during the two (2) week period immediately prior to an Advance Notice, where a “week” is five (5) consecutive Trading Days. GCP’s obligations under the SEDA are not transferable.

 No drawdowns as April 10, 2012

Other than the SEDA, we have no commitments or arrangements from third parties for any additional financing to fund our research and development and/or other operations. We will need to seek substantial additional financing through public and/or private financing, which may include equity and/or debt financings, and through other arrangements, including collaborative arrangements. We may also seek to satisfy some of our obligations to the Guarantors through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms. In addition, our ability to obtain additional debt financing and/or alternative arrangements with the Guarantors may be limited by the amount of, terms and restrictions of our then current debt. Accordingly, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders. If we raise additional funds and/or secure alternative arrangements with the Guarantors by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

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

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff.  The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of March 30, 2012

Mike Tomas	46	Director, President and Chief Executive Officer
Howard J. Leonhardt	50	Director, Chief Technology Officer
William P. Murphy, Jr., M.D.	88	Director, Chairman of the Board
Bruce C. Carson	49	Director
Richard T. Spencer III	76	Director
Mark P. Borman	57	Director
Charles A. Hart	51	Director
Sam Ahn	58	Director
Kristin Comella	34	Chief Scientific Officer

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

Howard J. Leonhardt. Mr. Leonhardt is the co-founder, and Chief Technology Officer of Bioheart. He has served as our Chairman of the Board since our incorporation in August 1999, until March 2007. He resumed his position as Chief Executive Officer in July 2008, and served until August 2009. He has served as our Chief Technology Officer since March 2007. Mr. Leonhardt also served as our Executive Chairman from March 2007 until March 2008. Mr. Leonhardt rejoined the Board of Directors in June 2010. In 1986, Mr. Leonhardt founded World Medical Manufacturing Corporation, or World Medical, and served as its Chief Executive Officer from 1986 until December 1998 when World Medical was acquired by Arterial Vascular Engineering, Inc., or AVE. AVE was acquired by Medtronic, Inc. in January 1999. Mr. Leonhardt was the co-inventor of World Medical’s primary product, the TALENT (Taheri-Leonhardt) stent graft system. From December 1998 until June 1999, Mr. Leonhardt served as President of World Medical Manufacturing Corporation, a subsidiary of Medtronic. Scientific articles written by Mr. Leonhardt have been published in a number of publications including Techniques in Vascular and Endovascular Surgery and the Journal of Cardiovascular Surgery. Mr. Leonhardt received a diploma in International Trade from the Anoka-Hennepin Technical College, attended the University of Minnesota and holds an honorary Doctorate Degree in Biomedical Engineering from the University of Northern California.

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

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company and on written representations from certain Reporting Persons that no Forms 5 were required, the Company believes that the Reporting Persons have complied on a timely basis with reporting requirements applicable to them for transactions during 2011.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at http://www.bioheartinc.com/investorrelations.html. If we make substantive amendments to the Code of Ethics for Senior Financial Officers or the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors from the procedures described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy and Mr. Hart. Our Board of Directors has determined that Mr. Borman and Mr. Hart are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act and that Mr. Borman qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Item 11.

Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2011 and 2010, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2011, or the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)		Total ($)

Mike Tomas (2) President, Chief Executive Officer	2011 2010	230,599 151,666	40,000 110,000	(3) (4)	270,599 261,666

Catherine Sulawske-Guck (5) Former Chief Operating Officer	2011 2010	108,892 106,000	20,000 13,099	(4) (6)	128,892 119,099

Kristin Comella (7) Chief Scientific Officer	2011 2010	106,204 105,000	20,000 —	(4)	126,204 105,000

(1)	Amount reflects the expensed fair value of stock options in 2009, 2008 and 2007, calculated in accordance with SFAS No. 123(R).
(2)	Mr. Tomas was appointed Chief Executive Officer & President on June 18, 2010.
(3)	Amounts reflects the fair value of stock options granted in 2011.
(4)

Represents 2010 expensed fair value of options to purchase 500,000 shares of our common stock granted September 18, 2010, with an exercise price of $0.50 per share, vesting in four equal installments on each of June 18, 2011, June 18, 2012, June 18, 2013 and June 18, 2014.

(5)	Ms. Sulawske-Guck was appointed Chief Operating Officer on July 1, 2010 and was terminated on March 20, 2012.
(6)

Represents 2010 expensed fair value of options to purchase 22,584 shares of our common stock granted February 10, 2010, with an exercise price of $0.68 per share, vesting in four equal installments on each of February 10, 2011, February 10, 2012, February 10, 2013 and February 10, 2014.

(7)	Ms. Comella was appointed Chief Scientific Officer on September 24, 2010.

Our Stock Option Plans

In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010 the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan, or the “Omnibus Plan. The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2011, an option to purchase 500,000 shares of our common stock has been issued under the Omnibus Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2011.

	Number of Securities Underlying		Option
	Unexercised Options and Warrants		Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	125,000	375,000	0.50	06/18/2020
	—	500,000	0.10	08/12/2021
Catherine Sulawske-Guck	15,444	—	0.71	01/10/2014
	309	—	0.71	12/30/2015
	9,267	—	0.71	01/01/2017
	17,228	—	0.71	01/08/2019
	2,584	2,584	0.74	03/13/2019
	20,000	20,000	0.85	05/28/2019
	5,646	16,938	0.68	02/10/2020
		250,000	0.10	08/21/2021
Kristin Comella	12,356	—	0.71	08/31/2014
	24,712	—	0.71	02/19/2005
	618	—	0.71	12/30/2015
	9,267	—	0.71	04/18/2016
	6,178	—	0.71	01/01/2017
	6,500	—	0.71	10/16/2017
	19,700	—	0.71	01/09/2019
	1,478	1,477	0.74	03/13/2019
	15,000	15,000	0.85	05/28/2019
	—	250,000	0.10	08/21/2021

Option Exercises

In 2011 and 2010, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

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

Director Compensation

As of December 31, 2011 we had six non-employee directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred. In consideration of the extraordinary time and effort dedicated to the Company by the members of the Board of Directors throughout the IPO process and in consideration of the lack of stock option grants to directors in the fiscal year ended December 31, 2007 (notwithstanding the Company’s policy of providing grants each September), the Company, effective as of the close of business immediately after the Company’s Form S-8 Registration Statement became effective in 2008, granted to each director an option to purchase 35,000 shares of common stock.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Mike Tomas, President, CEO and Director	44,738	(1)	*

Howard Leonhardt, Chief Technology Officer, Director	4,428,531	(2)	3.3

Kristin Comella, Chief Scientific Officer	104,838	(3)	*

William P. Murphy, Director	11,782,728	(4)	8.9

Bruce Carson, Director	770,325	(5)	*

Richard T. Spencer, III, Director	446,673	(6)	*

Charles A. Hart, Director	8,493,590	(7)	6.4

Sam Ahn, Director	12,705,315	(8)	9.6

Mark P. Borman, Director	220,485	(9)	*

Ariel Quiros,ANC BIO, and Bioheart Florida	9,160,314	(10)	6.9

All officers and directors as a group (8 persons)	38,997,223		29.3

 *  Less than 1%

(1)	Shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power.

(2)

Shares are directly and jointly held by Mr. Leonhardt and his former spouse. Includes (i) 3,212 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share and 100,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, (ii) 940,956, 38,823, 19,437, 12,972 and 18,801 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.79, $0.82, $0.85, $0.89 and $0.90 per share, respectively.

(3)

Includes (i) 88,360 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.71 per share (ii) 1,478 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.74 per share (iii) 15,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.85 per share

(4)

Shares are directly owned by trusts controlled by Dr. Murphy and his spouse. Includes (i) 12,356 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share , (iv) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.21 per share, (v) 300,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.07 per share, and (vi) 42,126 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.85 per share, (vii) 27,000 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share, (viii) 69,503 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.69 per share, (ix) 3,079,540 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.18 per share, (x) 162 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.65 per share,   .

(5)

Consists of (i) 129,734 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.68 per share, (v) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.21 per share and (vi) 100,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.07 per share.

(6)

Includes (i) 67,957 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share, (v) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.21 per share, (vi) 100,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, and (vii) 139,003 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share.

(7)

Includes (i) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share, (ii) 50,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.92 per share, (iii) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.21 per share, (iv) 460,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, (v) 108,963 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.64 per share, (vi) 183,672 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.59 per share, (vii) 26,316 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.68 per share, (viii) 22,059 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.82 per share, and (ix) 428,100 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.18 per share.

(8)

Includes (i) 67,956 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 10,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.21 per share, (v) 100,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, (vi) 46,336 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share, (vii) 209,508 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.14 per share, (viii) 142,622 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.15 per share, and (ix) 497,373 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.65 per share.

(9)

Includes (i) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share, (ii) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.21 per share, (iii) 100,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, and (ii) 7,035 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share.

(10)	Shares are held or entitled to be acquired by Mr. Quiros, AnCBio Holdings, Inc. and Bioheart Florida, LLC over which Mr. Quiros has shared voting or investment power.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

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

Item 14.

Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

On February 12, 2009, the Company engaged Jewett Schwartz Wolfe & Associates to serve as the Company’s independent registered public accounting firm. JSW&A was acquired by Russell Bedford Stefano Mirchandani LLP (RBSM) in 2010. RBSM performed the Company’s 2010 audit. In January of 2012, Bioheart engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2011 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firms are as follows:

Types of Fees	2011	2010
Audit Fees (1)	$80,500	$73,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan

10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.

10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55*	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56*	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57*	Subordination Agreement, dated July 8, 2011.
10.58*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59*	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60*	Subordination Agreement, dated August 1, 2011.
10.61*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62*	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63*	Subordination Agreement, dated September 1, 2011.
10.64*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65*	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66*	Subordination Agreement, dated October 1, 2011.
10.67*	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68*	Promissory Note fot $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69*	Subordination Agreement, dated September 28, 2011
10.70*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71*	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72*	Subordination Agreement, dated November 1, 2011.
10.73*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74*	Form of Partial Assignment and Modification Agreement.
10.75*	Form of Subordination Agreement.
10.76*	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.77*	Registration Rights Agreement dated as of November 2, 2011.

10.74*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.75*	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012
10.76*

14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
23.1*	Consent of Fiondella, Milone, LaSaracina LLP
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 2, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
Dated: April 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below, hereby authorizes Mike Tomas, as attorney in fact to sign on his or her behalf, individually, in each capacity stated below, and to file all amendments or supplements to this annual report on Form 10-K.

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	April 12, 2012
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer & Director	April 12, 2012
Mike Tomas

/s/ Mark P. Borman	Director	April 12, 2012
Mark Borman

/s/ Bruce C. Carson	Director	April 12, 2012
Bruce C. Carson

/s/Howard Leonhardt	Chief Technology Officer & Director	April 12, 2012
Howard Leonhardt

/s/ Richard T. Spencer III	Director	April 12, 2012
Richard T. Spencer III

/s/ Charles A. Hart	Director	April 12, 2012
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	April 12, 2012
Samuel S. Ahn, MD, MBA

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

23.1	Consent of Fiondella, Milone, LaSaracina, LLP
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Auditors???
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Auditors???

FORM 10-K -- ITEM 8

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2011	F-5

Consolidated Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2011	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2011	F-12

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bioheart, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida 33325

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2011 and for the period from August 12, 1999 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period from August 12, 1999 (date of inception) to December 31, 2010 were not audited by us. For the period August 12, 1999 (date of inception) through December 31, 2009, those statements were audited by other auditors who have ceased operations and whose report, dated March 31, 2010, except for Note 2 (as it related to restatements in previously issued financial statements), as to which the date is May 10, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. For the year ended December 31, 2010, those statements were audited by other auditors whose report dated May 10, 2011, also expressed an unqualified opinion on those statements and also included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from August 12, 1999 (date of inception) to December 31, 2009 reflect a net loss after restatement of $101,164,765 and the consolidated financial statements for the year ended December 31, 2010 reflected a net loss of $5,159,456. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from August 12, 1999 (date of inception) through December 31, 2010, is based solely on the reports of such other auditors.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. and its wholly owned subsidiaries (a development stage enterprise) as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, and for the period from August 12, 1999 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $ 111,021,257 since inception. In addition, as of December 31,

2011 the Company’s current liabilities exceed its current assets by $12,125,177. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella Milone and LaSaracina LLP

     Glastonbury, Connecticut

     April 12, 2012

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,828	$3,298
Accounts receivable, net	3,495	1,266
Inventory	63,702	64,612
Prepaid	49,828	34,322
Total current assets	153,853	103,498

Property and equipment, net	15,476	47,439

Other assets	99,164	157,859

Total assets	$268,493	$308,796

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,377,807	$2,050,161
Accrued expenses	3,882,115	3,581,445
Advances, related party	456,000	238,000
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	365,000	225,000
Notes payable, net of debt discount	3,232,762	3,232,271
Total current liabilities	12,278,970	11,292,163

Long term debt:
Note payable, long term	—	1,032,827
Total long term debt	—	1,032,827

Total liabilities	12,278,970	12,324,990

Commitments and contingencies	—	—

Stockholders' deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, par value $0.001; 195,000,000 and 75,000,000 shares authorized as of December 31, 2011 and December 31, 2010, respectively, 95,625,236 and 37,545,865 shares issued and outstanding as of December 31, 2011 and 2010 , respectively	95,625	37,545
Additional paid in capital	98,915,155	94,274,281
Common stock subscribed	—	—
Subscriptions receivable	—	(3,800)
Deficit accumulated during development stage	(111,021,257)	(106,324,220)
Total stockholders' deficit	(12,010,477)	(12,016,194)

Total liabilities and stockholders' deficit	$268,493	$308,796

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2011	2010	December 31, 2011
Revenue	$17,475	$46,383	$1,208,531
Cost of sales	694	19,765	550,834
Gross profit	16,781	26,618	657,697

Operating expenses:
Research and development	465,461	1,467,078	64,291,111
Marketing, general and administrative	2,126,546	1,768,612	34,659,484
Impairment of investment	58,695	—	58,695
Depreciation and amortization	31,963	56,958	883,325
Total operating expenses	2,682,665	3,292,648	99,892,615

Net loss from operations	(2,665,884)	(3,266,030)	(99,234,918)

Other income (expenses):
Development revenues	—	—	117,500
Loss on change of fair value of derivative liability	(25,026)		(25,026)
Interest income	—	2	762,277
Other income	7,277	245,554	252,831
Interest expense	(2,013,404)	(2,138,982)	(12,893,921)
Total other expenses	(2,031,153)	(1,893,426)	(11,786,339)

Net loss before income taxes	(4,697,037)	(5,159,456)	(111,021,257)

Income taxes (benefit)	—	—	—

NET LOSS	$(4,697,037)	$(5,159,456)	$(111,021,257)

Net loss per common share, basic and diluted	$(0.08)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	57,089,902	27,167,539

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, August 12, 1999 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	4,324,458	4,324	395,676	—	—	—	—	400,000
Stock based compensation	—	—	—	—	98,000	(98,000)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	49,000	—	—	—	49,000
Net loss	—	—	—	—	—	—	—	—	(903,290)	(903,290)
Balance, December 31, 1999	—	—	4,324,458	4,324	493,676	(49,000)	—	—	(903,290)	(454,290)
Issuance of common stock, net of issuance costs of $61,905	—	—	1,493,575	1,494	9,607,201	—	—	—	—	9,608,695
Stock based compensation	—	—	—	—	2,559,000	(2,559,000)	—	—	—	—
Fair value of warrants issued in exchange for licenses and intellectual property	—	—	—	—	5,220,000	—	—	—	—	5,220,000
Amortization of stock based compensation	—	—	—	—	—	1,080,692	—	—	—	1,080,692
Contributed capital	—	—	—	—	1,050,000	—	—	—	—	1,050,000
Common stock issued in exchange for services	—	—	7,964	8	51,993	—	—	—	—	52,001
Net loss	—	—	—	—	—	—	—	—	(14,113,933)	(14,113,933)
Balance, December 31, 2000	—	—	5,825,997	5,826	18,981,870	(1,527,308)	—	—	(15,017,223)	2,443,165
Issuance of common stock, net of issuance costs of $98,996	—	—	985,667	986	6,282,018	—	—	—	—	6,283,004
Stock based compensation	—	—	—	—	779,000	(779,000)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,523,000	—	—	—	1,523,000
Conversion of contributed capital to common stock	—	—	81,084	81	(81)	—	—	—	—	—
Common stock issued in exchange for services	—	—	8,291	8	53,993	—	—	—	—	54,001
Net loss	—	—	—	—	—	—	—	—	(8,173,464)	(8,173,464)
Balance, December 31, 2001	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$—	$(23,190,687)	$2,129,706

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2001	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$—	$(23,190,687)	$2,129,706
Issuance of common stock	—	—	1,092,883	1,093	7,075,105	—	—	—	—	7,076,198
Stock based compensation	—	—	—	—	143,521	(143,521)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	613,083	—	—	—	613,083
Common stock issued in exchange for services	—	—	35,137	35	227,468	—	—	—	—	227,503
Net loss	—	—	—	—	—	—	—	—	(9,257,954)	(9,257,954)
Balance, December 31, 2002	—	—	8,029,059	8,029	33,542,894	(313,746)	—	—	(32,448,641)	788,536
Issuance of common stock	—	—	561,701	562	3,181,712	—	—	—	—	3,182,274
Stock based compensation	—	—	—	—	(155,893)	155,893	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	79,371	—	—	—	79,371
Common stock issued in exchange for services	—	—	144,300	144	823,743	—	—	—	—	823,887
Net loss	—	—	—	—	—	—	—	—	(6,037,528)	(6,037,528)
Balance, December 31, 2003	—	—	8,735,060	8,735	37,392,456	(78,482)	—	—	(38,486,169)	(1,163,460)
Issuance of common stock	—	—	808,570	809	4,580,104	—	—	—	—	4,580,913
Stock based compensation	—	—	—	—	637,858	(637,858)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	148,812	—	—	—	148,812
Common stock issued in exchange for services	—	—	17,004	17	96,314	—	—	—	—	96,331
Net loss	—	—	—	—	—	—	—	—	(5,519,151)	(5,519,151)
Balance, December 31, 2004	—	—	9,560,634	9,561	42,706,732	(567,528)	—	—	(44,005,320)	(1,856,555)
Issuance of common stock, net of issuance costs of $32,507	—	—	1,994,556	1,994	11,265,560	—	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	—	—	1,210	1	6,852	—	—	—	—	6,853
Stock based compensation	—	—	—	—	1,566,147	(1,566,147)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,952,350	—	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	—	—	95,807	96	542,691	—	—	—	—	542,787
Net loss	—	—	—	—	—	—	—	—	(7,326,557)	(7,326,557)
Balance, December 31, 2005	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$—	$(51,331,877)	$4,586,432

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2005	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123 ( R )	—	—	—	—	(181,325)	181,325	—	—	—	—
Issuance of common stock, net of issuance costs of $100,038	—	—	1,069,699	1,069	8,123,623	—	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	—	—	47,657	48	3,294,381	—	—	—	—	3,294,429
Common stock issued in exchange for services	—	—	2,903	3	16,440	—	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	—	—	13,006	13	99,984	—	—	—	—	99,997
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	144,867	—	—	—	—	144,867
Stock based compensation	—	—	—	—	1,224,430	—	—	—	—	1,224,430
Net loss	—	—	—	—	—	—	—	—	(13,180,646)	(13,180,646)
Balance, December 31, 2006	—	—	12,785,472	12,785	68,810,382	—	—	—	(64,512,523)	4,310,644
Issuance of common stock, net of issuance costs of $150,000	—	—	529,432	530	3,920,186	—	—	—	—	3,920,716
Exercise of stock options	—	—	31,955	32	181,008	—	—	—	—	181,040
Warrants issued in connection with notes payable	—	—	—	—	3,162,488	—	—	—	—	3,162,488
Warrants issued in exchange for services	—	—	—	—	30,559	—	—	—	—	30,559
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	48,289	—	—	—	—	48,289
Shares issued in connection with reverse stock split	—	—	279	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	931,233	—	—	—	—	931,233
Net loss	—	—	—	—	—	—	—	—	(18,067,084)	(18,067,084)
Balance, December 31, 2007	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$—	$(82,579,607)	$(5,482,115)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2007	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$—	$(82,579,607)	$(5,482,115)
Initial public offering of common stock, net of offering costs of $4,327,171	—	—	1,100,000	1,100	1,446,729	—	—	—	—	1,447,829
Issuance of common stock, net of issuance costs of $24,325	—	—	1,230,280	1,230	2,117,275	—	—	—	—	2,118,505
Stock based compensation	—	—	—	—	1,320,995	—	—	—	—	1,320,995
Warrants issued in exchange for services	—	—	—	—	251,850	—	—	—	—	251,850
Warrants issued in exchange for notes payable	—	—	—	—	168,387	—	—	—	—	168,387
Warrants issued in connection with settlement agreement	—	—	—	—	87,200	—	—	—	—	87,200
Exercise of stock options	—	—	61,778	62	79,014	—	—	—	—	79,076
Net loss	—	—	—	—	—	—	—	—	(14,149,401)	(14,149,401)
Balance, December 31, 2008	—	—	15,739,196	15,739	82,555,595	—	—	—	(96,729,008)	(14,157,674)
Issuance of common stock, net of issuance costs of $13,664	—	—	2,680,230	2,682	1,857,140	—	—	—	—	1,859,822
Subscription receivable	—	—	85,090	85	59,451	—	(59,536)	—	—	—
Stock based compensation	—	—	—	—	296,838	—	—	—	—	296,838
Common stock in exchange for services	—	—	45,000	45	45,855	—	—	—	—	45,900
Common stock issued in connection with the settlement of accounts payable	—	—	519,460	519	456,275	—	—	—	—	456,794
Common stock issued in connection with issuance of note payable	—	—	320,000	320	297,681	—	—	—	—	298,001
Common stock issued upon conversion of notes payable	—	—	606,708	606	261,618	—	—	—	—	262,224
Warrants issued in connection with notes payable	—	—	—	—	1,913,487	—	—	—	—	1,913,487
Exercise of stock options	—	—	40,000	40	31,960	—	—	—	—	32,000
Net loss	—	—	—	—	—	—	—	—	(4,435,756)	(4,435,756)
Balance, December 31, 2009	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$—	$(101,164,764)	$(13,428,364)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2009	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$—	$(101,164,764)	$(13,428,364)
Issuance of common stock, net of issuance costs of $2,950	—	—	11,334,705	11,335	2,328,929		59,536	—	—	2,399,800
Subscription receivable	—	—	20,000	20	3,780	—	(3,800)	—	—	—
Stock based compensation	—	—	—	—	248,457	—	—	—	—	248,457
Common stock in exchange for services	—	—	529,520	529	359,503	—	—	—	—	360,032
Common stock issued in connection with settlement of accounts payable	—	—	831,526	831	411,829	—	—	—	—	412,660
Common stock issued in connection with bank guarantor liabilities	—	—	4,794,430	4,794	2,960,576	—	—	—	—	2,965,370
Warrants issued in connection with notes payable	—	—	—	—	185,307	—	—	—	—	185,307
Net loss	—	—	—	—	—	—	—	—	(5,159,456)	(5,159,456)
Balance, December 31, 2010	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$—	$(106,324,220)	$(12,016,194)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2010	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$—	$(106,324,220)	$(12,016,194)
Cancellation of previously issued shares	—	—	(3,450)	(3)	3	—	—	—	—	—
Proceeds from common stock subscription	—	—	—	—	—	—	3,800	—	—	3,800
Common stock issued in exchanged of options exercised	—	—	1,982,995	1,983	(351)	—	—	—	—	1,632
Common stock in exchange for services	—	—	1,000,000	1,000	114,035	—	—	—	—	115,035
Common stock issued upon conversion of notes payable and accrued interest	—	—	27,120,856	27,121	1,514,988	—	—	—	—	1,542,109
Common stock issued in connection with settlement agreement	—	—	4,521,700	4,522	312,997	—	—	—	—	317,519
Issuance of common stock, net of issuance costs of $40,000	—	—	22,184,540	22,184	1,402,616	—	—		—	1,424,800
Common stock issued in settlement of related party advance	—	—	1,272,730	1,273	138,727	—	—	—	—	140,000
Stock based compensation	—	—	—	—	409,314	—	—	—	—	409,314
Beneficial conversion feature connected with issuance of convertible note	—	—	—	—	748,545	—	—	—	—	748,545
Net loss	—	—	—	—	—	—	—	—	(4,697,037)	(4,697,037)
Balance, December 31, 2011	—	$—	95,625,236	$95,625	$98,915,155	$—	$—	$—	$(111,021,257)	$(12,010,477)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,697,037)	$(5,159,456)	$(111,021,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,963	56,958	883,325
Bad debt expense	1,266	—	166,266
Discount on convertible debt	880,763	—	1,142,987
Loss on change in fair value of derivative liability	25,026	—	25,026
Non cash payment of interest	177,901	—	177,901
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of debt discount attributable to warrants issued in connection with notes payable	278,213	975,969	5,342,313
Amortization of loan costs	12,207	72,262	1,227,790
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with R&D agreement	—	360,032	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in exchange for settlement of accounts payable and accrued interest	101,434	412,660	756,816
Common stock issued in exchange for services	125,005	—	1,447,922
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	69,159	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	409,314	248,457	9,874,328
(Increase) decrease in:
Receivables	(3,495)	141,013	(4,760)
Inventory	89,915	46,297	(63,703)
Prepaid and other current assets	(25,476)	(8,592)	(59,797)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	301,136	133,040	2,935,415
Accrued expenses	597,961	799,952	5,246,803
Deferred revenue	—	(41,995)	465,287
Net cash used in operating activities	(1,693,904)	(1,894,244)	(71,868,802)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2011	2010	December 31, 2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(898,800)
Net cash used in investing activities	—	—	(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,424,800	2,399,800	63,296,975
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	280,000	463,000	505,000
Proceeds from related party advances	218,000	—	456,000
Proceeds from exercise of stock options	1,632	—	293,749
Proceeds from notes payable	59,750	—	11,557,750
Repayments of notes payable	(256,748)	(1,020,289)	(3,533,605)
Payment of loan costs	—	(20,000)	(1,219,268)
Net cash provided by financing activities	1,727,434	1,822,511	72,804,430

Net increase (decrease) in cash and cash equivalents	33,530	(71,733)	36,828

Cash and cash equivalents, beginning of period	3,298	75,031	—
Cash and cash equivalents, end of period	$36,828	$3,298	$36,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$173,863	$361,947	$1,780,464
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$1,360,745	$2,172,000	$3,532,745

See the accompanying notes to these consolidated financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999.  The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2011, the Company has accumulated a deficit through its development stage of $111,021,257.

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2011 and 2010, allowance for doubtful accounts was $8,751 and $7,485, respectively.

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

Other assets

During the year ended December 31, 2011, the Company’s management performed an evaluation of its other assets (cost basis investment) for purposes of determining the implied fair value of the asset at December 31, 2011. The test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2011, as determined by discounted future cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $58,695, net of tax, or $0.00 per share during the year ended December 31, 2011 to reduce the carrying value of the investment to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus tax basis.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 57,089,902 and 27,167,539 for the years ended December 31, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.  (See Note 9)

As of December 31, 2011, there were outstanding stock options to purchase 4,878,366 shares of common stock, 3,374,463 shares of which were vested.

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

As of December 31, 2011, three customers represented 98% of the Company’s accounts receivable. As of December 31, 2010, one customer represented 53% of the Company’s accounts receivable

The Company’s revenues earned from sale of products and services for the year ended December 31, 2011 included 100% of the Company’s total revenues from one customer. For the year ended December 31, 2010, Company’s revenues earned from sale of products and services included 48% and 32% of the Company’s total revenues from two customers.

Reliance on Key Personnel and Consultants

The Company has 6 full-time employees and no part-time employees.   The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $465,461, $1,467,078 and $64,291,112 for the years ended December 31, 2011 and 2010, and from August 12, 1999 (date of inception) to December 31, 2011. respectively.

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

Reclassification

Certain reclassifications have been made to years'’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2011, the Company incurred net losses attributable to common shareholders of $4,697,037 and used $1,693,904 in cash for operating activities. The Company had generated minimal revenues, had recurring losses and significant accumulated deficit since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	53,481
Leasehold improvements	362,046	362,046
	898,801	898,801
Less accumulated depreciation and amortization	(883,325)	(851,362)
	$15,476	$47,439

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2011 and 2010:

	2011	2010
License and royalty fees	$1,540,204	$1,090,000
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,164,306	1,102,941
Interest payable on notes payable	732,556	595,342
Vendor accruals and other	115,312	582,403
Employee commissions, compensation, etc	329,737	208,239
Other	—	2,520
	$3,882,115	$3,581,445

NOTE 6 – NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2011 and 2010:

	2011	2010
Seaside Bank note payable. Terms described below	$980,000	$980,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below, net of unamortized debt discount of $96,218 and $317,709 respectively	711,609	1,958,834
Short-term note payable, net of unamortized debt discount of $-0- and $58,708 respectively. Terms described below	1,384,972	1,326,264
Short-term note payable, net of unamortized debt discount of $11,391. Terms described below	23,609	—
Short-term note payable, net of unamortized debt discount of $4,721. Terms described below	7,854	—
Short-term note payable, net of unamortized debt discount of $60,663. Terms described below	79,066	—
Short-term note payable, net of unamortized debt discount of $8,552. Terms described below	45,652	—
	3,232,762	4,265,098
Less current portion	(3,232,762)	(3,232,271)
Notes payable – long term	$—	$1,032,827

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was be used to refinance the Company’s loan with a previous Bank of America loan. The obligation was guaranteed by shareholders of the Company.

In connection with the Loan Agreement with Seaside Bank and Trust Company, the Company made and delivered a promissory note in the principal amount of the loan that matures in two years.. In connection with the loan transaction with Seaside Bank and Trust Company, the Company entered into an Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited.

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

•	In January 2011, the Company issued an aggregate of 538,542 shares of our common stock in connection with the conversion of $87,729 of the convertible note.

•	In February 2011, the Company issued an aggregate of 421,392 shares of our common stock in connection with the conversion of the remaining balance of $52,000 of the convertible note.

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

•	In June 2011, the Company issued an aggregate of 338,834 shares of our common stock in connection with the conversion of $29,729 of the convertible note.

•	In July 2011, the Company issued an aggregate of 2,304,615 shares of our common stock in connection with the conversion of $110,000 of the convertible note.

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

•	In June 2011, the Company issued an aggregate of 836,775 shares of our common stock in connection with the conversion of $40,000 of the convertible note.

•	In July 2011, the Company issued an aggregate of 2,594,458 shares of our common stock in connection with the conversion of $99,729 of the convertible note.

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

•	In July 2011, the Company issued an aggregate of 3,829,001 shares of our common stock in connection with the conversion of the $140,380.21 convertible note.

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

•	In August 2011, the Company issued an aggregate of 3,358,866 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

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

•	In September 2011, the Company issued an aggregate of 5,769,150 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

On October 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% less than the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

•	In October 2011, we issued an aggregate of 4,997,487 shares of our common stock in connection with the conversion of the $115,144 convertible note.
•	In November 2011, we issued an aggregate of 500,000 shares of our common stock in connection with the conversion of $12,010 convertible note.

On November 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% less than the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

On December 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% less than the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

For the year ended December 31, 2011 the Company paid $1,468,716 in principal and $208,678 in interest. As of December 31, 2011 the balance due under the Loan is $807,827.

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

The warrant, which became exercisable immediately upon issuance, has a ten year term. This warrant had a fair value of $195,694, which was accounted for as additional paid in capital and reflected as a component of debt discount and is being amortized as interest expense ratably over the term of the loan. The Company amortized $58,708 and $78,278 to current period operations for the year ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and December 31, 2010, the Company has two other outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the BlueCrest Loan is paid off.

On January 7, 2011, the Company issued a $139,729 Unsecured Convertible Note that matures in January 1, 2012 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% of the five lowest closing prices for the common stock during the five trading day period prior to date of conversion.

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

During the year ended December 31, 2011, the Company issued an aggregate of 959,934 shares of common stock valued at $276,017, in settlement of the Convertible Promissory Note of $139,729 and balance $136,288 charged to operation for current quarter.

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

In conjunction with the issuance of the Unsecured Convertible Note on May 16, 2011, the Company determined that there were insufficient authorized shares to meet possible conversion demands after considering prior issued and outstanding common shares and other common stock equivalents, therefore the Company bifurcated the embedded conversion option in connection to the note. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date. At May 16, 2011, the Company determined a fair value $51,130 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.64%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $51,130 was allocated as a reclassification from equity of a previously recorded beneficial conversion feature ($25,000) with the remainder ($26,130) charged to current period operations as interest expense.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $25,000 is charged operations ratably over the note term as interest expense.

For the year ended December 31, 2011, the Company amortized $25,000 of debt discount to current period operations as interest expense.

During the year ended December 31, 2011, the Company issued an aggregate of 625,000 shares of common stock valued at $59,375, in settlement of the Convertible Promissory Note of $25,000 and balance $34,375 charged to derivative liability.

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

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $139,729 is charged to operations ratably over the note term as interest expense.

During the year ended December 31, 2011, the Company issued an aggregate of 2,565,985 shares of common stock in settlement of $139,729 towards the convertible note.

For the year ended December 31, 2011, the Company amortized $139,729 of debt discount to current period operations as interest expense.

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

The Company determined that there were insufficient authorized shares to meet possible conversion demands for a portion of the Unsecured Convertible Note ($12,236) after considering prior issued and outstanding common shares and other common stock equivalents, therefore the Company bifurcated the embedded conversion option in connection to the note. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Promissory Note and to fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value $22,889 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	181.64%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $22,889 was allocated as a debt discount up to the proceeds of the note ($12,236) with the remainder ($10,653) charged to current period operations as interest expense.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the remainder of the Convertible Note ($22,514). The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $34,750   is charged operations ratably over the note term as interest expense.

For the year ended December 31, 2011, the Company amortized $34,750 of debt discount to current period operations as interest expense and paid balance of the note and related accrued interest.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $107,484 is charged operations ratably over the note term as interest expense. During the year ended December 31, the Company issued an aggregate of 3,431,233 shares of common stock in settlement of $139,729 towards the convertible note.

For the year ended December 31, 2011, the Company amortized and wrote off $107,484 to current period operations as interest expense.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the New Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the New Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $15,342 is charged to operations ratably over the note term as interest expense.

For the year ended December 31, 2011, the Company amortized $3,951 to current period operations as interest expense.

During the year ended December 31, 2011, the Company issued an aggregate of $1,258,212 Unsecured Convertible Notes that matures one year from the date of issuance in exchange for Bluecrest Capital Finance note payable. Notes bear interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 50% to 65% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum and maximum conversion rate of $0.01 and $0.13 per share, respectively.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $603,205 is charged to operations ratably over the note term as interest expense.

For the year ended December 31, 2011, the Company amortized and wrote off $443,744 to current period operations as interest expense.

Notes payable, related party

As of December 31, 2011 and 2010, the Company officers and directors have provided notes in aggregate of $1,500,000 for the years ended December 31, 2011 and 2010. The notes are at 8% per annum and are due upon payoff of the BlueCrest note payable described above.

At December 31, 2011, the Company has outstanding three related party notes payable with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until BlueCrest loan is paid off.

NOTE 7 – DERIVATIVE LIABILITY

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2011, the Company issued an aggregate of 1,982,995 shares of its common stock on exercise of options.

During the year ended December 31, 2011, the Company issued an aggregate of 27,120,856 shares of its common stock in exchange for $1,542,109 of outstanding notes payable and related accrued interest.

During the year ended December 31, 2011, the Company issued an aggregate of 1,000,000 shares of its common stock, valued at $115,035, in exchange for services rendered.

During the year ended December 31, 2011, the Company issued an aggregate of 1,272,730 shares of its common stock in settlement of outstanding related party advance in the amount of $140,000.

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

In 2010, the Company issued an aggregate of 831,526 shares of its common stock, in connection with the exercise of stock options, issued for Accounts Payables.

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

In 2009, the Company also sold, in a private placement initiated in 2008, an aggregate of 2,509,480 shares of its common stock and warrants (the “Warrants”) to purchase 752,844 shares of its common stock for aggregate gross cash proceeds of approximately $1.74 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.83 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $17,856 and warrants to purchase 26,592 shares of common stock at a weighted average exercise price of $0.89 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. The 2008 private placement was closed on October 31, 2009, with total capital raised of $3,887,032.

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

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

As of December 31, 2011, the Company does not have a stock option plan.

A summary of options at December 31, 2011 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2010	2,252,334	$3.28	5.4
Granted	1,764,940	$0.32
Exercised	(831,526)	$0.001
Forfeited/Expired	(1,027,301)	$2.62
Options outstanding at December 31, 2010	2,158,447	$2.79	6.8
Granted	4,620,092	$0.057
Exercised	(1,982,995)	$0.001
Forfeited/Expired	(159,226)	$1.80
Options outstanding at December 31, 2011	4,636,318	$1.20	8.1
Options exercisable at December 31, 2011	2,967,426	$1.74	7.4
Available for grant at December 31, 2011	0

The following information applies to options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	3,494,360	9.4	$0.19	1,846,161	$0.18
$0.71 – $1.28	324,780	6.3	$0.77	315,712	$0.76
$5.25 – $5.67	770,810	3.4	$5.58	759,185	$5.58
$7.69	39,572	4.7	$7.69	39,572	$7.69
$8.47	6,796	5.3	$8.47	6,796	$8.47
	4,636,318	8.1	$1.20	2,967,426	$1.74

During the year ended December 31, 2011, the Company granted an aggregate of 4,620,092 non employee stock options in connection with services rendered at the exercise price of $0.001 per share.

The fair values of the vesting non employee options for the year ended December 31, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 143.99% to 164.59%; and Risk free rate: 1.80% to 3.48%.

During the year ended December 31, 2011, the Company granted an aggregate of 2,770,000 employee and director stock options in connection services rendered at the exercise prices from of $0.07 to $0.21 per share vesting immediate to four years from the date of issuance.

The fair values of the employee and Director options granted were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 164.73% to 165.36%; and Risk free rate: 2.24% to 2.28%.

The fair value of all options vesting during the year ended December 31, 2011 and 2010 of $409,314 and $248,457, respectively, was charged to current period operations.

Warrants

A summary of warrants at December 31, 2011 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2010	7,355,057		$3.06	9.4
Issued	6,693,712		$0.78
Exercised	—		$0.00
Forfeited	(128,040)		$0.74
Outstanding at December 31, 2010	13,920,729		$1.98	5.8
Issued	20,817,034		$0.07
Exercised	—	$
Forfeited	(2,127,688)		$0.69
Outstanding at December 31, 2011	32,610,075		$0.86	3.8
Exercisable at December 31, 2011	15,851,960		$0.97	3.7

During the year ended December 31, 2011, the Company issued an aggregate of 20,817,034 warrants to purchase the Company’s common stock from $0.03 to $0.65 per share expiring three years from the date of issuance in connection with the sale of the Company’s common stock.

The following information applies to warrants outstanding and exercisable at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 – $0.50	23,226,720	2.8	$0.09	8,013,055	0.16
0.52 – $0.68	3,800,078	5.5	$0.59	3,800,078	$ 0.59
0.70 – $1.62	2,626,285	3.3	$0.79	2,626,285	$ 0.79
1.81 – $2.61	33,710	0.7	$1.90	33,710	$ 1.90
3.60 – $4.93	105,000	1.7	$4.87	105,000	$ 4.87
5.67 – $7.69	2,818,282	10.5	$7.50	1,273,832	$ 7.26
	32,610,075	3.8	$0.86	15,851,960	$ 0.97

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Sister-in-Law of former Chairman of the Board

The former sister-in-law of the Company’s former Chairman was an officer of the Company until March 2012. The amount paid to this individual as salary and bonus in 2011, 2010, 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2011 was $108,892, $106,000, $77,165, $86,209, $87,664 and $537,380, respectively.

Research Agreement

In 2007, the Company entered into a research agreement with an affiliate of two members of the Company’s Board of Directors, pursuant to which the Company agreed to pay an aggregate fee of $150,000 for the research services contracted for. The Company paid $75,000 of this fee in 2007, $10,000 of this fee in 2008, and the balance was paid with options in 2009. In 2010, the Company entered into another research agreement with this affiliate, with funding for the project emanating from venture capital funds controlled by the same two board members. In connection with its funding of the REGEN trial, Ascent Medical Technology Fund II, LP, the Ascent Medical Technology Fund, LP, and Ascent Medical Product Development Centre Inc. were to be issued a total of 1,044,451 shares of the Company’s common stock, and warrants to purchase 90,861 shares at exercise prices 20% above the price at which the related common will be issued. As of December 31, 2010 a total of 837,212 shares of the Company’s common stock and warrants to purchase 158,856 were issued. Approvals for the REGEN Trial were not provided to the Company by Ascent and patient enrollment in the REGEN Trial never began. The Company has suspended, indefinitely, all activity with Ascent Medical respective to the REGEN trial. On December 16, 2010, the Company received a written notice from Ascent terminating the Master Services Agreement.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

In November 2009, the Company amended its facility lease to eliminate excess space. The amendment contains terms similar to the terms of the existing facility lease, including escalation clauses.

In February 2010, the Company amended its facility lease to extend the term of the lease until January 2013.

In August 2011, the Company amended its facility lease to eliminate excess space. The amendment contains terms similar to the terms of the existing facility lease, including escalation clauses.

Approximate annual future minimum lease obligations under non cancelable operating lease agreements as of December 31, 2011 are as follows:

Year ending December 31,
2012	$66,906
2013	5,589
Total	$72,495

Rent expense was $126,829 and $139,160 for the years ended December 31, 2011 and 2010, respectively and $1,889,339 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2011.

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

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $200,000 for 2012 and thereafter. As of December 31, 2011, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2011 and 2010, the Company’s liability under this agreement was $1,540,204 and $1,090,000, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets (see Note 5). During the year ended December 31, 2011 and 2010, the Company incurred expenses of $210,000, $210,000, and $1,540,204 from August 12, 1999 (date of inception) to December 31, 2011. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $240,204 in accrued expenses as of December 31, 2011.

Approximate annual future minimum obligations under this agreement as of December 31, 2011 are as follows:

Year Ending December 31,

2012	$210,000
2013	210,000
2014	210,000
2015	210,000
Total	$840,000

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The

Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2011 or 2010.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2011, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 12 -INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

2011
Income taxes using U.S. federal statutory rate	$(1,596,993)
State income taxes, net of federal benefit	176,770
Change in Valuation Allowance	1,414,842
Other	5,381
$—

At December 31, 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

2011
Deferred tax assets:
Stock Based Compensation	$4,789,550
Net Operating Losses	33,124,707
Other	141,834
Total deferred tax assets	38,056,091

Deferred tax liabilities:	—
Total deferred tax liabilities	—

Valuation allowance	38,056,091
Net deferred tax assets	$—

As of December 31, 2011, the Company had U.S. federal net operating loss carryforwards of approximately $88.0 million, which expire at various dates from 2019 through 2031. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating losses carry-forwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2004 to December 31, 2011 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
State income taxes and other	0.0%	0.0%

Effective tax rate	35.0%	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2011	2010
Deferred Tax Asset: (Liability)

Net operating loss carry forward	$36,731,676	$35,107,040
Stock based compensation and others	4,932,858	4,781,416
Subtotal	41,664,534	39,888,456
Valuation allowance	41,644,534	39,888,456

Net Deferred Tax Asset (Liability)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

NOTE 13- SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENTS

During the years ended December 31, 2011 and 2010, the Company issued warrants in connection with notes payable with an aggregate fair value of $Nil and $185,306, respectively.

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

As of December 31, 2011, the Company did not have any items required to be recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

Derivative Liability
Balance, December 31, 2010	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance	335,406
Mark-to-market at December 31, 2011:
Embedded debt derivative	25,026
Transfers out of Level 3 upon conversion and settlement of notes	(360,432)

Balance, December 31, 2011	$—

Net Loss for the period included in earnings relating to the liabilities held at December 31, 2011	$(25,026)

NOTE 15 – SUBSEQUENT EVENTS

Sales of Unregistered Securities

During 2012, we issued the following unregistered securities, not disclosed in our Form 10-K for the year ended December 31, 2011 in transactions pursuant to Section 4(2) of the Securities Act.

•	In January 2012 we issued aggregate of 5,500,000 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.02, for aggregate gross proceeds of $110,000.

•	In March 2012 we issued aggregate of 200,000 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.39, for aggregate gross proceeds of $7,800

•	In March 2012 we issued aggregate of 383,333 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.03, for aggregate gross proceeds of $11,500

Departure of Officer

On March 20, 2012, Bioheart, Inc. (the “Company”) terminated the employment of Catherine Sulawske-Guck, its Chief Operating Officer.

Blue Crest Venture Finance Loan Assignment

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267.19 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May 1, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. The Company and Northstar are in discussions regarding certain additional amendments to the terms of the Note.