Form 10-Q
period 2012-03-31
BIOHEART, INC.
filed 2012-05-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

______________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

______________

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

 As of May 2, 2012, there were 136,975,326 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2012, March 31, 2011 and the period from August 12, 1999 (date of inception) to March 31, 2012	5

	Unaudited Condensed Consolidated Statements of Stockholders Deficit –Three Months Ended March 31, 2012	6

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012, March 31, 2011 and the period from August 12, 1999 (date of inception) to March 31, 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II	Other Information	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		42

EX-31.1		43

EX-32.1		44

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$69,945	$36,828
Accounts receivable, net	-	3,495
Inventory	63,286	63,702
Prepaid and other	88,427	49,828
Total current assets	221,658	153,853

Property and equipment, net	11,151	15,476

Other assets	99,164	99,164

Total assets	$331,973	$268,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,631,964	$2,377,807
Accrued expenses	4,170,146	3,882,115
Advances, related party	456,000	456,000
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	365,000	365,000
Notes payable, net of debt discount	2,946,837	3,232,762
Total current liabilities	12,535,233	12,278,970

Stockholders’ deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001; 195,000,000 shares authorized, 132,919,498 and 95,625,236 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	132,920	95,625
Additional paid in capital	99,631,969	98,915,155
Deficit accumulated during development stage	(111,968,149)	(111,021,257)
Total stockholders’ deficit	(12,203,260)	(12,010,477)

Total liabilities and stockholders’ deficit	$331,973	$268,493

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2012	2011	March 31, 2012
		(restated)
Revenue	$40,485	$-	$1,249,016
Cost of sales	417	-	551,251
Gross profit	40,068	-	697,765

Operating expenses:
Research and development	96,729	170,111	64,387,840
Marketing, general and administrative	468,099	490,508	35,127,583
Impairment of investment	-	-	58,695
Depreciation and amortization	4,325	8,705	887,650
Total operating expenses	569,153	669,324	100,461,768

Net loss from operations	(529,085)	(669,324)	(99,764,003)

Other income (expenses):
Development revenues	-	-	117,500
Loss on change of fair value of derivative liability	-		(25,026)
Interest income	-	-	762,277
Other income	11,353	3,389	264,184
Interest expense	(429,160)	(409,720)	(13,323,081)
Total other income (expenses)	(417,807)	(406,331)	(12,204,146)

Net loss before income taxes	(946,892)	(1,075,655)	(111,968,149)

Income taxes (benefit)	-	-	-

NET LOSS	$(946,892)	$(1,075,655)	$(111,968,149)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	114,974,051	40,517,481

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2012
(unaudited)
									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2011	-	$-	95,625,236	$95,625	$98,915,155	$-	$-	$-	$(111,021,257)	$(12,010,477)
Issuance of common stock	-	-	9,321,430	9,321	158,179	-	-	-	-	167,500
Common stock issued for services	-	-	250,000	250	9,750	-	-	-	-	10,000
Common stock issued upon conversion of notes payable	-	-	27,722,832	27,724	359,309					387,033
Stock based compensation	-	-	-	-	19,051	-	-	-	-	19,051
Beneficial conversion feature connection with issuance of convertible note	-	-	-	-	170,525	-	-	-	-	170,525
Net loss	-	-	-	-	-	-	-	-	(946,892)	(946,892)
Balance, March 31, 2012	-	$-	132,919,498	$132,920	$99,631,969	$-	$-	$-	$(111,968,149)	$(12,203,260)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net loss	$(946,892)	$(1,075,655)	$(111,968,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,325	8,705	887,650
Bad debt expense	-	1,266	166,266
Discount on convertible debt	248,776	136,288	1,391,763
Gain on change in fair value of derivative liability	-	-	25,026
Non cash payment of interest	21,169	-	199,070
Amortization of warrants issued in exchange for licenses and intellectual property	-	-	5,413,156
Amortization of warrants issued in connection with notes payable	50,761	92,158	5,393,074
Amortization of loan costs	927	3,054	1,228,717
Warrants issued in exchange for services	-	-	285,659
Equity instruments issued in connection with R&D agreement	-	-	360,032
Equity instruments issued in connection with settlement agreement	-	-	3,381,629
Common stock issued in connection with accounts payable	-	-	756,816
Common stock issued in exchange for services	10,000	-	1,457,922
Common stock issued in connection with amounts due to guarantors of Bank of America loan	-	-	69,159
Common stock issued in exchange for distribution rights and intellectual property	-	-	99,997
Warrants issued in connection with accounts payable		-	7,758
Stock based compensation	19,051	105,347	9,893,379
(Increase) decrease in:
Receivables	3,495	-	(1,265)
Inventory	416	-	(63,287)
Prepaid and other current assets	(38,599)	(50,761)	(98,396)
Other assets	-	-	(28,854)
Increase (decrease) in:
Accounts payable	254,157	363,511	3,189,572
Accrued expenses	288,031	109,531	5,534,834
Deferred revenue	-	-	465,287
Net cash used in operating activities	(84,383)	(306,556)	(71,953,185)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2012	2011	March 31, 2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	-	(898,800)
Net cash used by investing activities	-	-	(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	117,500	518,300	63,414,475
Proceeds from (payments for) initial public offering of common stock, net	-	-	1,447,829
Proceeds from subordinated related party note	-	-	3,000,000
Payment of note payable	-	-	(3,000,000)
Proceeds from notes payable, related party	-	-	505,000
Proceeds from related party advances	-	140,000	456,000
Proceeds from exercise of stock options	-	-	293,749
Proceeds from notes payable	-	25,000	11,557,750
Repayments of notes payable	-	(210,042)	(3,533,605)
Payment of loan costs	-	-	(1,219,268)
Net cash provided in financing activities	117,500	473,258	72,921,930

Net increase in cash and cash equivalents	33,117	166,702	69,945

Cash and cash equivalents, beginning of period	36,828	3,298	-
Cash and cash equivalents, end of period	$69,945	$170,000	$69,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$128,696	$67,635	$1,909,160
Income taxes paid	$-	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$387,033	$139,729	$3,919,778

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2012, the Company has accumulated a deficit through its development stage of $111,968,149.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The most significant estimates are those used in the analysis of potential derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

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
MARCH 31, 2012

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

Cash

The Company considers cash to consist of cash on hand.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2012 and December 31, 2011, allowance for doubtful accounts was $8,751.

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
MARCH 31, 2012

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 124,077,413 and 40,950,819 for the three months ended March 31, 2012 and 2011, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values. (See note 10)

As of March 31, 2012, there were outstanding stock options to purchase 4,636,318 shares of common stock, 2,944,178 shares of which were vested.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

There were no accounts receivables as of March 31, 2012, as of December 31, 2011, three customers represented 98% of the Company’s accounts receivable.

For the three month period ended March 31, 2012, the Company's revenues earned from the sale of products and services were $40,485, from two customers. For the three month period ended March 31, 2011, the Company did not generate revenues.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $96,729 and $170,111 for the three months ended March 31, 2012 and 2011, respectively and $64,387,840 from August 12, 1999 (date of inception) to March 31, 2012.

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
MARCH 31, 2012

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 2 – RESTATEMENT

The accompanying unaudited condensed consolidated Statement of Operations for the three months ended March 31, 2011 have been restated to correct the errors in the accounting of the Company's issuances of notes payable during the three months ended March 31, 2011. These changes correct the treatment recording of issued notes payable in exchange for payment of debt obligations.

Unaudited Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2011

	As previously reported	Adjustment	Reference	As restated

Revenue	$ -	$ -		$ -
Cost of sales	-	-		-
Gross profit	-			-

Operating expenses:
Research and development	170,111	-		170,111
Marketing, general and administrative	490,508	-		490,508
Depreciation and amortization	8,705	-		8,705
Total operating expenses	669,324	-		669,324

Net loss from operations	(669,324)	-		(669,324)

Other income (expenses):
Other income	3,389	-		3,389
Loss on settlement of debt	(110,872)	110,872	(1)	-
Interest expense	(409,720)	-		(409,720)
Total other income (expenses)	(517,203)	110,872		(406,331)

Net loss before income taxes	(1,186,527)	110,872		(1,075,655)

Income taxes (benefit)	-	-		-

NET LOSS	$ (1,186,527)	$ 110,872		$ (1,075,655)

(1) reverse recording of loss on assignment of debt

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, during three months ended March 31, 2012, the Company incurred net losses attributable to common shareholders of $946,892 and used $84,383 in cash for operating activities. As of March 31, 2012 we had a working capital deficit of approximately $12.3 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	53,481	53,481
Leasehold improvements	362,046	362,046
	898,801	898,801
Less accumulated depreciation and amortization	(887,650)	(883,325)
	$11,151	$15,476

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
License and royalty fees	$1,610,420	$1,540,204
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,183,086	1,164,306
Interest payable on notes payable	806,671	732,556
Vendor accruals and other	115,132	115,312
Employee commissions, compensation, etc	313,562	329,737
Other	141,275	-
	$4,170,146	$3,882,115

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Seaside Bank note payable. Terms described below	$980,000	$980,000
BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below, net of unamortized debt discount of $44,530 and $96,218 respectively	499,737	711,609
Short-term note payable	1,384,972	1,384,972
Short-term note payable, net of unamortized debt discount of $7,555 and $11,391, respectively. Terms described below	27,445	23,609
Short-term note payable, net of unamortized debt discount of $4,721. Terms described below	-	7,854
Short-term note payable, net of unamortized debt discount of $60,663. Terms described below	-	79,066
Short-term note payable, net of unamortized debt discount of $8,552. Terms described below	-	45,652
Short term note payable, net of unamortized debt discount of $85,046. Terms described below	54,683	-
	2,946,837	3,232,762
Less current portion	(2,946,837)	(3,232,762)
Notes payable – long term	$—	$-

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
MARCH 31, 2012

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
MARCH 31, 2012

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
MARCH 31, 2012

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 50% of the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 50% of the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 50% of the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the five (5) days prior to the Lenders’ election to exercise its conversion right.

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

•	In October 2011, we issued an aggregate of 4,997,487 shares of our common stock in connection with the conversion of the $115,144 convertible note.
•	In November 2011, we issued an aggregate of 500,000 shares of our common stock in connection with the conversion of $12,010 convertible note.
•	In January 2012, we issued an aggregate of 937,242 shares of our common stock in connection with the conversion of $12,575 convertible note.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

•	In January 2012, we issued an aggregate of 3,404,363 shares of our common stock in connection with the conversion of the $44,999 convertible note.
•	In February 2012, we issued an aggregate of 6,756,803 shares of our common stock in connection with the conversion of $94,730 convertible note.

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

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

•	In February 2012, we issued an aggregate of 2,695,853 shares of our common stock in connection with the conversion of the $39,001 convertible note.
•	In March 2012, we issued an aggregate of 7,142,857 shares of our common stock in connection with the conversion of $100,728 convertible note.

On January 3, 2012, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

On February 6, 2012, BlueCrest agreed with the Company and Greg Knutson to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $95,000.00, the amount of the monthly payment due on the BlueCrest loan (the “New Note”) after combined with payment of $50,000 by a common stock subscription. The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $95,000.00, and thereafter exchanged for a new Convertible Note.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The loan evidenced by the New Note is in the nature of convertible debt evidenced by an unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right, but in no event lower than $0.01 per share.

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of$544,267.19 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. The Company and Northstar are in discussions regarding certain additional amendments to the terms of the Note.

For the three months ended March 31, 2012 the Company paid $263,560 in principal and $11,641 in interest. As of March 31, 2012 the balance due under the Loan remains at $544,267.

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

On January 3, 2012, the Company issued a $139,729 Unsecured Convertible Note that matures in January 3, 2013 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 65% of the average of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, but in no event lower than $0.01 per share.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $112,063 is charged operations ratably over the note term as interest expense. For the three months ended March 31, 2012, the Company amortized $27,018 to current period operations as interest expense.

On February 6, 2012, the Company issued a $95,000 Unsecured Convertible Note that matures in February 6, 2013 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 65% of the average of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, but in no event lower than $0.01 per share.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note.

The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $58,462 is charged operations ratably over the note term as interest expense. On February 21, 2012, the Company issued 6,785,714 shares of common stock in settlement of the Unsecured Convertible Note.

For the three months ended March 31, 2012, the Company amortized $58,462 to current period operations as interest expense.

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

For the three months ended March 31, 2012, the Company amortized $3,836 to current period operations as interest expense.

For the three months ended March 31, 2012, the Company amortized and wrote off an aggregate of $291,744 to current period operations as interest expense.

Notes payable, related party

As of March 31, 2012 and December 31, 2011, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the BlueCrest note payable described above.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

At March 31, 2012 and December 31, 2011, the Company has outstanding three related party notes payable with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until BlueCrest loan is paid off.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock

During the three months ended March 31, 2012, the Company issued an aggregate of 9,321,430 shares of common stock and warrants for the purchase of our common stock, for aggregate gross proceeds of $167,500.

During the three months ended March 31, 2012, the Company issued an aggregate of 250,000 shares of common stock for services rendered valued at $10,000.

During the three months ended March 31, 2012, the Company issued an aggregate of 27,722,832 shares of common stock in settlement of $387,033 of outstanding convertible notes and accrued interest (see Note 7).

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010, the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

As of March 31, 2012, the Company does not have a stock option plan.

A summary of options at March 31, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2011	2,158,447	$ 2.79	6.8
Granted	4,620,092	$ 0.057
Exercised	(1,982,995)	$ 0.001
Forfeited/Expired	(159,226)	$ 1.80
Options outstanding at December 31, 2011	4,636,318	$ 1.20	8.1
Granted	-
Exercised
Forfeited/Expired	-
Options outstanding at March 31, 2012	4,636,318	$ 1.20	7.9
Options exercisable at March 31, 2012	2,944,178	$ 1.75	7.4
Available for grant at March 31, 2012	0

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The following information applies to options outstanding and exercisable at March 31, 2012:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	3,494,360	9.1	$0.19	1,846,161	$0.18
$0.71 – $1.28	324,780	6.1	$0.77	315,712	$0.76
$5.25 – $5.67	770,810	3.2	$5.58	759,185	$5.58
$7.69	39,572	4.4	$7.69	39,572	$7.69
$8.47	6,796	5.0	$8.47	6,796	$8.47
	4,636,318	7.5	$1.20	2,967,426	$1.75

The fair value of all options vesting during the year ended December 31, 2011 and 2010 of $409,314 and $248,457, respectively, was charged to current period operations.

Warrants

A summary of warrants at March 31, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	13,920,729		$1.98	5.8
Issued	20,817,034		$0.07
Exercised	—		$0.00
Forfeited	(2,127,688)		$0.69
Outstanding at December 31, 2011	32,610,075		$0.86	3.8
Issued	9,321,430		$0.018	2.9
Exercised	—	$
Forfeited	-	$
Outstanding at March 31, 2012	41,931,505		$0.67	3.6
Exercisable at March 31, 2012	20,660,810		$0.76	3.5

The following information applies to warrants outstanding and exercisable at March 31, 2012:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 – $0.50	32,548,150	2.6	$0.09	12,821,905	0.13
0.52 – $0.68	3,800,078	5.3	$0.59	3,800,078	$ 0.59
0.70 – $1.62	2,626,285	3.1	$0.79	2,626,285	$ 0.79
1.81 – $2.61	33,710	0.5	$1.90	33,710	$ 1.90
3.60 – $4.93	105,000	1.4	$4.87	105,000	$ 4.87
5.67 – $7.69	2,818,282	10.2	$7.50	1,273,832	$ 7.26
	41,931,505	3.6	$0.86	20,660,810	$ 0.76

During the three months ended March 31, 2012, in connection with the sale of common stock, the Company issued an aggregate of 9,321,430 warrants to purchase the Company's common stock at an exercise prices from $0.014 to $0.03 per shares exercisble in six months and expiring three years from issuance.

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

Sister-in-Law of former Chairman of the Board

The former sister-in-law of the Company’s former Chairman was an officer of the Company until March, 2012. The amount paid to this individual as salary and bonus for the three months ended March 31, 2012, in 2011, 2010, 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to March 31, 2012 was $42,934 $108,892, $106,000, $77,165, $86,209, $87,664 and $580,314, respectively.

Northstar Biotechnology Group, LLC Promissory Note

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267.19 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. The Company and Northstar are in discussions regarding certain additional amendments to the terms of the Note.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $210,000 for 2012 and thereafter. As of March 31, 2012, the Company has not made any payments other than the initial payment to acquire the license. At March 31, 2012 and December 31, 2011, the Company’s liability under this agreement was $1,601,420 and $1,540,204, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets (see Note 6). During the three months ended March 31, 2012 and 2011, the Company incurred expenses of $52,500, $52,500, and $1,610,420 from August 12, 1999 (date of inception) to March 31, 2012. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $257,920 in accrued expenses as of March 31, 2012.

Approximate annual future minimum obligations under this agreement as of March 31, 2012 are as follows:

Year Ending December 31,

2012	$157,500
2013	210,000
2014	210,000
2015	210,000
Total	$787,500

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of March 31, 2012 or December 31, 2011.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2012, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 12 – SUBSEQUENT EVENTS

In April, 2012, we issued an aggregate of 3,055,828 shares of our common stock valued at $36,400, in settlement of a Convertible Promissory Note of $35,000, and balance of $1,400 charged to interest expense.

Pursuant to the terms and conditions of the Standby Equity Distribution Agreement with Greystone Capital Partners dated November 2, 2011, The Company drew down the sum of $25,000 and issued 1,000,000 shares of our common stock, registered on a Form S-1, declared effective February 10, 2012, to Greystone Capital Partners.  The shares were valued at a price of $.025 per share (such price determined based on the terms and conditions of the Standby Equity Distribution Agreement).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company and all subsidiaries, unless the context requires otherwise.. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our Ability To Continue as a Going Concern

    Our independent registered public accounting firm has issued its report dated April 12, 2012, in connection with the audit of our consolidated financial statements as of December 31, 2011, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2012 have been prepared under the assumption that we will continue as a going concern. Specifically, note 3 of our unaudited financial statement for the quarter ended March 31, 2012 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Biotechnology Product Candidates

 Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and peripheral vascular disease. MyoCell is a clinical muscle-derived cell therapy designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. Our most recent clinical trials of MyoCell include the SEISMIC Trial, a completed 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a completed 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration (the “FDA”) to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe (the “MARVEL Trial”). We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. We are planning, on the basis of these results, to request the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150. No assurances can be provided that this request will be approved. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians. Abroad, we are identifying centers where it is already acceptable to use the Myocell treatment so that greater numbers of patients with this problem can have access to treatment.

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

      When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell is able to avoid certain challenges currently faced by other types of cell-based clinical therapies including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available treatment, to our knowledge, has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

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

MyoCath

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue. It is a deflecting tip needle injection catheter that has a larger needle which is 25 gauge for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely, thus improving safety. The MyoCath competes well with other biological delivery systems on price and efficiency and allows the physician to utilize standard fluoroscopy and echo equipment found in every cath lab. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure. Inventory of MyoCath is limited as it is not currently in production. Our management are considering several contract manufacturers to produce additional inventory.

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

          We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until the last quarter or 2012 or 2013, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

          We recognized revenues of $40,485 in the three month period ended March 31, 2012 compared to revenues of nil in the three month period ended March 31, 2011. The revenue in the three month period ended March 31, 2012 was generated from the sale of MyoCath catheters.

Cost of Sales

        Cost of sales was $417 in the three month period ended March 31, 2012 compared to nil in the three month period ended March 31, 2011.

Research and Development

Research and development expenses were $96,729 in the three month period ended in March 31, 2012, 2011, a decrease of $73,382 from research and development expenses of $170,111 in the three month period ended in March 31, 2011. The decrease was primarily attributable to a reduction in the amount of funds allocated to our clinical trials.

          The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

          Marketing, general and administrative expenses were approximately $468,000 in the three month period ended March 31, 2012, a decrease of $23,000 from marketing, general and administrative expenses of approximately $491,000 in the three month period ended in March 31, 2011. The decrease in marketing, general and administrative expenses is attributable, in part, to reduction in the value of stock based compensation issued to officers, directors and key employees.

Interest Expense

Interest expense was $429,160 in the three month period ended March 31, 2012 compared to interest expense of $409,720 in the three month period ended in March 31, 2011, an increase of $19,440.  During the three months ended March 31, 2012, we incurred a non cash interest expense of $320,706 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $136,288 for the same period last year.

Inflation

          Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

          Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

There were no accounts receivable as of March 31, 2012, as of December 31, 2011, three customers represented 98% of our accounts receivable.

Liquidity and Capital Resources

          In the three month period ended March 31, 2012, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

          Net cash used in operating activities was $84,383 in the three month period ended March 31, 2012 as compared to $306,556 of cash used in the three month period ended in March 31, 2011.

          Our use of cash for operations in the three months ended March 31, 2012 reflected a net loss generated during the period of approximately $0.9 million, adjusted for non-cash items such as stock-based compensation of $19,051, amortization of the fair value of warrants granted in connection with the Note payable of $51,688, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $248,776, non cash interest paid of $21,169 and depreciation of $4,325. Partially offsetting these uses of cash was a net increase in operating assets of $34,688 and an increase in accrued expenses of $288,031 and accounts payable of $254,157.

Our use of cash for operations in the three months ended March 31, 2011 reflected a net loss generated during the period of $1 million, adjusted for non-cash items such as stock-based compensation of $105,347 amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America loan of $95,212, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan of $136,288 and depreciation of $8,705 and an increase in prepaid and other current assets of $50,761. Partially offsetting these uses of cash were increases in accrued expenses of $109,531 and accounts payable of $363,511.

Financing Activities

          Net cash provided by financing activities was an aggregate of $167,500 in the three month period ended March 31, 2012 as compared to $473,258 in the three month period ended in March 31, 2011.In the three month period ended March 31, 2012 we sold, in two private placements, shares of common stock and warrants for aggregate net cash proceeds of $117,500 and $50,000 respectively.

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

    At March 31, 2012 we had cash and cash equivalents totaling $69,945 however, our working capital deficit as of such date was approximately $12.29 million. Our independent registered public accounting firm has issued its report dated April 12, 2012 in connection with the audit of our consolidated financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

. We do not hold any derivative instruments and do not engage in any hedging activities.

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

Item 1A. Risk Factors

        The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed on April 12, 2012, have not changed except that we disclose the following new risk factors related to our securities and disclosures as follows:

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subscription Agreements  – Common Stock and Warrants

          In January 2012, the Company sold an aggregate of 5,750,000 shares of the Company’s common stock and warrants to purchase 5,750,000 shares of the Company’s common stock for aggregate gross cash proceeds of $117,500. The warrants are (i) exercisable solely for cash at an exercise prices of $0.02 to $0.03 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

                   In February 2012, the Company sold an aggregate of 3,571,430 shares of the Company’s common stock and warrants to purchase 3,571,430 shares of the Company’s common stock for aggregate gross cash proceeds of $50,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.014 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

The offer and sale of such shares of our common stock and warrants were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Loan agreement amendment

      On January 3, 2012, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note.

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

On February 6, 2012, BlueCrest agreed with the Company and Greg Knutson to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $95,000.00, the amount of the monthly payment due on the BlueCrest loan (the “New Note”) after combined with payment of $50,000 by a common stock subscription. The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $95,000.00, and thereafter exchanged for a new Convertible Note.

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

For the three months ended March 31, 2012 the Company paid $263,560 in principal and $11,641 in interest. As of March 31, 2012 the balance due under the Loan is $544,267.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6.

Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited

4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(27)	Subordination Agreement, dated July 8, 2011.
10.58(28)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(28)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(28)	Subordination Agreement, dated August 1, 2011.
10.61(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.

10.62(29)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(29)	Subordination Agreement, dated September 1, 2011.
10.64(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(30)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(30)	Subordination Agreement, dated October 1, 2011.
10.67(29)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(29)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(29)	Subordination Agreement, dated September 28, 2011
10.70(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(31)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(31)	Subordination Agreement, dated November 1, 2011.
10.73(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(32)	Form of Partial Assignment and Modification Agreement.
10.75(32)	Form of Subordination Agreement.
10.76(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.74(33)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.75(34)	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012.
10.76(36)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc., dated April 2, 2012

14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 2, 2012
(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: May 15, 2012	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Accounting Officer