Form 10-Q
period 2012-06-30
BIOHEART, INC.
filed 2012-08-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 As of August 1, 2012, there were 151,375,798 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

JUNE 30, 2012

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets – June 30, 2012 (Unaudited) and December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2012, June 30, 2011 and the period from August 12, 1999 (date of inception) to June 30, 2012	5

	Unaudited Condensed Consolidated Statements of Stockholders Deficit –Six Months Ended June 30, 2012	6

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012, June 30, 2011 and the period from August 12, 1999 (date of inception) to June 30, 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	Other Information	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		43

EX-31.1		44

EX-32.1		45

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,175	$36,828
Accounts receivable, net	304	3,495
Inventory	63,285	63,702
Prepaid and other	56,104	49,828
Total current assets	154,868	153,853

Property and equipment, net	8,216	15,476

Other assets	54,662	99,164

Total assets	$217,746	$268,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,575,450	$2,377,807
Accrued expenses	4,286,898	3,882,115
Advances, related party	567,000	456,000
Deposits	465,286	465,286
Notes payable, related party	1,865,000	1,865,000
Notes payable, net of debt discount	3,012,177	3,232,762
Total current liabilities	12,771,811	12,278,970

Derivative liability	70,221	—

Stockholders' deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.001; 195,000,000 shares authorized, 136,975,326 and 95,625,236 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	136,975	95,625
Common stock subscription	261,300	—
Additional paid in capital	99,705,873	98,915,155
Deficit accumulated during development stage	(112,728,434)	(111,021,257)
Total stockholders' deficit	(12,624,286)	(12,010,477)

Total liabilities and stockholders' deficit	$217,746	$268,493

See the accompanying notes to these condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From August 12,
					1999 (date of
	Three months ended June 30,		Six months ended June 30,		Inception) to
	2012	2011	2012	2011	June 30, 2012
		(restated)		(restated)
Revenue	$2,688	$3,495	$43,173	$3,495	$1,251,704
Cost of sales	—	139	417	139	551,251
Gross profit	2,688	3,356	42,756	3,356	700,453

Operating expenses:
Research and development	93,917	107,569	190,646	277,680	64,481,757
Marketing, general and administrative	325,239	556,506	893,338	1,047,014	35,552,822
Impairment of investment	—	—	—	—	58,695
Depreciation and amortization	3,868	10,280	8,193	18,985	891,518
Total operating expenses	523,024	674,355	1,092,177	1,343,679	100,984,792

Net loss from operations	(520,336)	(670,999)	(1,049,421)	(1,340,323)	(100,284,339)

Other income (expenses):
Development revenues	—	—	—	—	117,500
Gain on change of fair value of derivative liability	6,461	92,001	6,461	92,001	(18,565)
Interest income	—	—	—	—	762,277
Other income	6,062	475	17,415	3,864	270,246
Interest expense	(252,472)	(492,480)	(681,632)	(902,200)	(13,575,553)
Total other income (expenses)	(239,949)	(400,004)	(657,756)	(806,335)	(12,444,095)

Net loss before income taxes	(760,285)	(1,071,003)	(1,707,177)	(2,146,658)	(112,728,434)

Income taxes (benefit)	—	—	—	—	—

NET LOSS	$(760,285)	$(1,071,003)	$(1,707,177)	$(2,146,658)	$(112,728,434)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	133,150,267	43,208,580	125,623,320	41,868,749

See the accompanying notes to these condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Common Stock Subscription	Deficit Accumulated During Development	Total
Balance, December 31, 2011	—	$—	95,625,236	$95,625	$98,915,155	$—	$—	$(111,021,257)	$(12,010,477)
Issuance of common stock	—	—	9,321,430	9,321	158,179	—	—	—	167,500
Common stock issued for services	—	—	250,000	250	9,750	—	—	—	10,000
Common stock issued under put agreement	—	—	1,000,000	1,000	24,000	—	—	—	25,000
Common stock issued upon conversion of notes payable	—	—	30,778,660	30,779	392,653				423,432
Stock based compensation	—	—	—	—	35,611	—	—	—	35,611
Beneficial conversion feature connection with issuance of convertible note	—	—	—	—	170,525	—	—	—	170,525
Common stock subscription	—	—	—	—	—	—	261,300	—	261,300
Net loss	—	—	—	—	—	—	—	(1,707,177)	(1,707,177)
Balance, June 30, 2012	—	$—	136,975,326	$136,975	$99,705,873	$—	$261,300	$(112,728,434)	$(12,624,286)

See the accompanying notes to these condensed consolidated financial statements;

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Six months ended June 30,		Inception) to
	2012	2011	June 30, 2012
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,707,177)	$(2,146,658)	$(112,728,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,193	18,985	891,518
Bad debt expense	—	1,266	166,266
Discount on convertible debt	304,586	224,080	1,447,573
Gain on change in fair value of derivative liability	(6,461)	(92,001)	18,565
Non cash payment of interest	36,251	158,441	214,152
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	95,291	159,372	5,437,604
Amortization of loan costs	927	6,099	1,228,717
Warrants issued in exchange for services	—	53,200	285,659
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	—	—	756,816
Common stock issued in exchange for services	10,000	60,000	1,457,922
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	35,611	180,429	9,909,939
(Increase) decrease in:
Receivables	3,191	—	(1,569)
Inventory	44,919	354	(18,784)
Prepaid and other current assets	(6,276)	(21,284)	(66,073)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	222,642	369,714	3,158,057
Accrued expenses	404,783	323,851	5,651,586
Deferred revenue	—	—	465,287
Net cash used in operating activities	(553,520)	(704,152)	(72,422,322)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Six months ended June 30,		Inception) to
	2012	2011	June 30, 2012
		(restated)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(933)	—	(899,733)
Net cash used by investing activities	(933)	—	(899,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	378,800	678,300	63,675,775
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	140,000	505,000
Proceeds from related party advances	111,000	148,000	567,000
Proceeds from exercise of stock options	—	737	293,749
Proceeds from notes payable	63,000	59,750	11,620,750
Repayments of notes payable	—	(291,748)	(3,533,605)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	552,800	735,039	73,357,230

Net (decrease) increase in cash and cash equivalents	(1,653)	30,887	35,175

Cash and cash equivalents, beginning of period	36,828	3,298	—
Cash and cash equivalents, end of period	$35,175	$34,185	$35,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$265,747	$129,554	$2,046,211
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$423,432	$345,746	$3,956,177

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2012, the Company has accumulated a deficit through its development stage of $112,728,434.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 151,384,090 and 43,471,738 for the three months ended June 30, 2012 and 2011, respectively and 143,857,143 and 45,861,767 for the six months ended June 30, 2012 and 2011, respectively.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values. (See note 10)

As of June 30, 2012, there were outstanding stock options to purchase 4,611,450 shares of common stock, 3,064,435 shares of which were vested.

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

As of June 30, 2012 and December 31, 2011, one (1) and three (3) customers represented 100% and 98% of the Company’s accounts receivable, respectively.

For the three and six month periods ended June 30, 2012, the Company's revenues earned from the sale of products and services were $2,688 and $43,173, from one (1) customer.. For the three and six month period ended June 30, 2012 and June 30 2011, the Company’s revenues earned from the sale of products and services were $43,173 and $3,495 from one (1) customer, respectively.

Reliance on Key Personnel and Consultants

The Company has 5 full-time employees and one part-time employee. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $93,917 and $107,569 for the three months ended June 30, 2012 and 2011, respectively; $190,646 and $277,680 for the six month ended June 30, 2012 and 2011, respectively; and $64,481,757 from August 12, 1999 (date of inception) to June 30, 2012.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

NOTE 2 – RESTATEMENT

The accompanying unaudited condensed consolidated Statement of Operations for the three and months ended June 30, 2011 have been restated to correct the errors in the accounting of the Company's issuances of notes payable during the six months ended June 30, 2011. These changes correct the treatment recording of issued notes payable in exchange for payment of debt obligations.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Unaudited Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2011

	As previously reported	Adjustment	Reference	As restated

Revenue	$ 3,495	$ -		$ 3,495
Cost of sales	139	-		139
Gross profit	3,356			3,356

Operating expenses:
Research and development	107,569	-		107,569
Marketing, general and administrative	556,506	-		556,506
Depreciation and amortization	10,280	-		10,280
Total operating expenses	674,355	-		674,355

Net loss from operations	(670,999)	-		(670,999)

Other income (expenses):
Gain on derivative liability	92,001	-		92,001
Other income	475	-		475
Loss on settlement of debt	(250,644)	250,644	(1)	-
Interest expense	(492,480)	-		(492,480)
Total other income (expenses)	(650,648)	250,644		(400,004)

Net loss before income taxes	(1,321,647)	250,644		(1,075,655)

Income taxes (benefit)	-	-		-

NET LOSS	$ (1,321,647)	$ 250,644		$ (1,075,655)

(1) reverse recording of loss on assignment of debt

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Unaudited Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2011

	As previously reported	Adjustment	Reference	As restated

Revenue	$ 3,495	$ -		$ 3,495
Cost of sales	139	-		139
Gross profit	3,356			3,356

Operating expenses:
Research and development	277,680	-		277,680
Marketing, general and administrative	1,047,014	-		1,047,014
Depreciation and amortization	18,985	-		18,985
Total operating expenses	1,343,679	-		1,343,679

Net loss from operations	(1,340,323)	-		(1,340,323)

Other income (expenses):
Gain on derivative liability	92,001	-		92,001
Other income	3,864	-		3,864
Loss on settlement of debt	(361,516)	361,516	(1)	-
Interest expense	(902,200)	-		(902,200)
Total other income (expenses)	(1,167,851)	361,516		(806,335)

Net loss before income taxes	(2,508,174)	361,516		(2,146,658)

Income taxes (benefit)	-	-		-

NET LOSS	$ (2,508,174)	$ 361,516		$ (2,146,658)

(1) reverse recording of loss on assignment of debt

NOTE 3 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, during six months ended June 30, 2012, the Company incurred net losses attributable to common shareholders of $1,707,177 and used $553,520 in cash for operating activities. As of June 30, 2012 we had a working capital deficit of approximately $12.7 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
JUNE 30, 2012

NOTE 4 – INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	54,414	53,481
Leasehold improvements	362,046	362,046
	899,734	898,801
Less accumulated depreciation and amortization	(891,518)	(883,325)
	$8,216	$15,476

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

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
License and royalty fees	$1,681,333	$1,540,204
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,223,782	1,164,306
Interest payable on notes payable	882,208	732,556
Vendor accruals and other	109,132	115,312
Employee commissions, compensation, etc	317,630	329,737
Advances from directors/shareholders	72,813	-
	$4,286,898	$3,882,115

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 7 – STANDBY EQUITY DISTRIBUTION AGREEMENT

On November 2, 2011, the Company and Greystone Capital Partners (“Greystone”) entered into a Standby Equity Distribution Agreement (the “Agreement”).  Pursuant to the Agreement, Greystone has agreed to provide the Company with up to $1,000,000 of funding for the 24-month period following the date a registration statement of the Company’s common stock is declared effective by the SEC (the “Equity Line”).  During this 24-month period, commencing on the date on which the SEC first declares effective our registration statement, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Greystone, which is obligated to purchase the shares under the Agreement.  For each share of our common stock purchased under the Agreement, Greystone will pay eighty percent (80%) of the average of the lowest daily volume weighted average price for five consecutive trading days immediately preceding Advance Notice (the "Valuation Period") commencing the date a Advance Notice (the "Advance Notice") is delivered to Greystone in a manner provided by the Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Greystone and Greystone will then be irrevocably bound to acquire such shares. The registration statement relating to the requested bond of the Company's common stock pursuant to the Agreement was declared effective on February 10, 2012.

During the three and six months ended June 30, 2012, the Company “put” 1,000,000 shares of common stock for a total of $25,000.

NOTE 8 – NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2012 and December 31, 2011:

Seaside Bank note payable.	$980,000	$980,000
Northstar, formerly BlueCrest Capital Finance note payable. Monthly payments of principal and interest as described below, net of unamortized debt discount of $-0- and $96,218 respectively	544,267	807,827
Rogers Telecomm note payable	1,000,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
Greystone notes payable	139,729	241,508
Asher notes payable	63,000
Total notes payable	3,111,968	3,232,762
Less unamortized debt discount	(99,791)
Total notes payable net of unamortized debt discount	3,012,177
Less current portion	(3,012,177)	(3,232,762)
Notes payable – long term	$—	$-

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by shareholders of the Company.

In connection with the Loan Agreement with Seaside Bank and Trust Company, the Company made and delivered a promissory note in the principal amount of the loan that matures in two years. In connection with the loan transaction with Seaside Bank and Trust Company, the Company entered into an Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited.

Northstar (formerly BlueCrest Capital Finance) Note Payable

On June 1, 2007, the Company closed on a $5.0 million senior loan from BlueCrest Capital Finance, L.P. with a term of 36 months which bears interest at an annual rate of 12.85% (the “BlueCrest Loan”). The first three months required payment of interest only with equal principal and interest payments over the remaining 33 months. As consideration for the loan, the Company issued to BlueCrest Capital Finance, L.P. a warrant to purchase 65,030 shares of common stock at an exercise price of $7.69 per share. The warrant, which became exercisable one year following the date the warrant was issued, has a ten year term. This warrant had a fair value of $455,483, which was accounted for as additional paid in capital and reflected as a component of debt discount and was being amortized as interest expense ratably over the term of the loan. On August 31, 2007, BlueCrest Capital Finance, L.P. assigned its rights, liabilities, duties and obligations under the BlueCrest Loan and warrant to BlueCrest Venture Finance Master Fund Limited (“BlueCrest”).

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The Company and BlueCrest entered into an amendment to the BlueCrest Loan as of April 2, 2009 (the “ BlueCrest Loan Amendment”), that, among other things, includes BlueCrest’s agreement to forbear from exercising any of its rights or remedies regarding the defaults described in Notices (the “Forbearance”) as long as there are no new defaults under the BlueCrest Loan, as amended.The BlueCrest Loan Amendment, (a) increases the amount of permitted unsecured indebtedness of the Company, (b) amended the amortization schedule for the Loan to provide for interest-only payments until July 1, 2009, at which time monthly principal and interest payments of $262,692 will commence, and (c) prohibits the Company from granting any lien against its intellectual property and grants to BlueCrest a lien against the Company’s intellectual property that will become effective in the event of a default. In addition, the Company issued BlueCrest a warrant to purchase 1,315,542 shares of the Company’s common stock at $0.53 per share. The fair value of the issued warrants of $539,676 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the remaining term of the loan.

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

The outstanding principal amount of the Loan as of December 31, 2010 was $2,276,543. On January 7, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The Company exchanged the BlueCrest note for a convertible note with Magna in consideration for a payment by Magna to BlueCrest of $139,729. Additionally, Magna purchased a $25,000 convertible note from the Company (the “Convertible Note”). On July 18, 2011, the Company issued 625,000 shares of its common stock in settlement of the convertible note and related accrued interest.

On May 16, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729, and thereafter exchanged for a new Convertible Note. Additionally, Magna purchased a $34,750 convertible note from the Company (the “Convertible Note”). In June and July of 2011 the Company issued 3,431,233 shares of common stock in connection with the conversion of the notes

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

On June 15, 2011, BlueCrest agreed with the Company and Lotus Funding Group, LLC (“Lotus”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Lotus in consideration for a payment by them to BlueCrest of $139,729, and thereafter exchanged for a new Convertible Note. In June and July of 2011 the Company issued an aggregate of 3,4313233 shares of common stock in connection with the conversion of these notes.

On July 8, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $140,380, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $140,380, and thereafter exchanged for a new Convertible Note. In July 2011, the Company issued an aggregate of 3,829,001 shares of our common stock in connection with the conversion of the $140,380.21 convertible note.

On August 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note. In August 2011, the Company issued an aggregate of 3,358,866 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

On September 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note. In September 2011, the Company issued an aggregate of 5,769,150 shares of our common stock in connection with the conversion of the $139,728.82 convertible note.

 On October 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note.

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

•	In October and November of 2011, we issued an aggregate of 5,499,487 shares of our common stock in connection with the conversion of the $127,144 convertible note.

•	In January 2012, we issued an aggregate of 937,242 shares of our common stock in connection with the conversion of $12,575 convertible note.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

On November 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note.

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

•	In January and February of 2012, we issued an aggregate of 10,161,166 shares of our common stock in connection with the conversion of the $139,724 convertible note.

On December 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728.82, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728.82, and thereafter exchanged for a new Convertible Note. In February and March of 2012, we issued an aggregate of 9,838,710 shares of our common stock in connection with the conversion of the $139,728 convertible note.

On January 3, 2012, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267.19 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. The Company and Northstar are in discussions regarding certain additional amendments to the terms of the Note. As of June 30, 2012, the Company was in default, however, subsequent to June 30, 2012, the Company renegotiated the terms of the note, Northstar has agreed to suspend the requirement of principal payments by Bioheart and allow payment of interest-only in restricted stock.

For the six months ended June 30, 2012 the Company paid $263,560 in principal and $11,641 in interest. As of June 30, 2012 the balance due Northstar under the Loan is $572,303.84..

Rogers Telecom Note

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

Hunton & Williams Notes

At December 31, 2011 and December 31, 2010, the Company has two other outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar Loan is paid off.

Greystone Notes

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $112,063 is charged operations ratably over the note term as interest expense. For the six months ended June 30, 2012, the Company amortized $54,957 to current period operations as interest expense.

On February 6, 2012, the Company issued a $95,000 Unsecured Convertible Note that matures in February 6, 2013 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 65% of the average of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, but in no event lower than $0.01 per share. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $58,462 is charged operations ratably over the note term as interest expense. On February 21, 2012, the Company issued 6,785,714 shares of common stock in settlement of the Unsecured Convertible Note. For the six months ended June 30, 2012, the Company amortized $58,462 to current period operations as interest expense.

On September 28, 2011, the Company issued a $35,000 Unsecured Convertible Note that matures in September 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of the lower of $0.13 per share or 65% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.01 per share. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the New Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the New Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $15,342 is charged to operations ratably over the note term as interest expense. For the six months ended June 30, 2012, the Company amortized and wrote off $11,391 to current period operations as interest expense. During the six months ended June 30, 2012, the Company issued 3,055,828 shares of its common stock in settlement of the September 28, 2011 Unsecured Convertible Note and related accrued interest.

Asher Note

On April 2, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $63,000 (the "Note").

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 3, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Note.  These embedded derivatives included certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date.  At the inception of the Asher Note, the Company determined the aggregate fair value of $76,682 of the embedded derivatives.  The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions:   (1) dividend yield of 0%; (2) expected volatility of 222.81%, (3) weighted average risk-free interest rate of 0.18%, (4) expected life of 0.76 year, and (5) estimated fair value of the Company’s common stock of $0.0373 per share. The initial fair value of the embedded debt derivative of $76,682 was allocated as a debt discount up to the proceeds of the note ($63,000) with the remainder ($13,682) charged to current period operations as interest expense. For the six months ended June 30, 2012, the Company amortized $20,315 of debt discount to current period operations as interest expense.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 9 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2012 and December 31, 2011, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the BlueCrest note payable described above.

At June 30, 2012 and December 31, 2011, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until BlueCrest loan is paid off.

NOTE 10 – DERIVATIVE LIABILITIES

During 2012, the Company issued a $63,000 Convertible Promissory Note to Asher Enterprises, Inc. (“Asher Note”) that mature January 3, 2013. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of 42% discount to the market price of the lowest three trading prices of the Company’s common shares during the ten-day period ending one trading day prior to the date of the conversion.

The Company has identified the embedded derivatives related to the Asher Notes.  These embedded derivatives included certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

At June 30, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $70,221. The Company recorded a gain from change in fair value of debt derivatives of $6,461. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.76%, (3) weighted average risk-free interest rate of 0.16%, (4) expected life of 0.51 year, and (5) estimated fair value of the Company’s common stock of $0.029 per share.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

During the six months ended June 30, 2012, the Company issued an aggregate of 9,321,430 shares of common stock and warrants for the purchase of our common stock, for aggregate gross proceeds of $167,500.

During the six months ended June 30, 2012, the Company issued an aggregate of 250,000 shares of common stock for services rendered valued at $10,000.

During the six months ended June 30, 2012, the Company issued an aggregate of 30,778,660 shares of common stock in settlement of $423,432 of outstanding convertible notes and accrued interest (see Note 8).

During the six months ended June 30, 2012, the Company issued 1,000,000 shares of its common stock in exchange for $25,000 proceeds from equity line (see note 7).

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 12 – STOCK OPTIONS AND WARRANTS

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

As of June 30, 2012, the Company does not have a stock option plan.

A summary of options at June 30, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2011	2,158,447	$ 2.79	6.8
Granted	4,620,092	$ 0.057
Exercised	(1,982,995)	$ 0.001
Forfeited/Expired	(159,226)	$ 1.80
Options outstanding at December 31, 2011	4,636,318	$ 1.20	8.1
Granted	-
Exercised
Forfeited/Expired	(24,868)		5.67
Options outstanding at June 30, 2012	4,611,450	$ 1.18	7.9
Options exercisable at June 30, 2012	3,064,435	$ 1.67	7.4
Available for grant at June 30, 2012	0

The following information applies to options outstanding and exercisable at June 30, 2012:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	3,494,360	8.9	$0.19	1,978,894	$0.20
$0.71 – $1.28	324,780	5.8	$0.77	301,922	$0.77
$5.25 – $5.67	746,251	3.0	$5.58	737,251	$5.58
$7.69	39,572	4.2	$7.69	39,572	$7.69
$8.47	6,796	4.8	$8.47	6,796	$8.47
	4,611,450	7.7	$1.20	3,064,435	$1.67

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The fair value of all options vesting during the six months ended June 30, 2012 and 2011 of $35,611 and $180,429, respectively, was charged to current period operations.

Warrants

A summary of warrants at June 30, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	13,920,729		$1.98	5.8
Issued	20,817,034		$0.07
Exercised	—		$0.00
Forfeited	(2,127,688)		$0.69
Outstanding at December 31, 2011	32,610,075		$0.86	3.8
Issued	9,321,430		$0.018	2.9
Exercised	—	$
Forfeited/Expired	(322,080)	$		0.76
Outstanding at June 30, 2012	41,609,425		$0.67	3.6
Exercisable at June 30, 2012	30,743,545		$0.52	3.5

The following information applies to warrants outstanding and exercisable at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 – $0.50	32,548,150	2.4	$0.07	23,226,720	$ 0.09
0.52 – $0.68	3,590,090	5.3	$0.59	3,590,090	$ 0.59
0.70 – $1.62	2,514,193	2.9	$0.78	2,514,193	$ 0.78
1.81 – $2.61	33,710	0.2	$1.90	33,710	$ 1.90
3.60 – $4.93	105,000	1.2	$4.87	105,000	$ 4.87
5.67 – $7.69	2,818,282	10.0	$7.50	1,273,832	$ 7.26
	41,609,425	3.2	$0.67	30,743,545	$ 0.52

During the six months ended June 30, 2012, in connection with the sale of common stock, the Company issued an aggregate of 9,321,430 warrants to purchase the Company's common stock at an exercise prices from $0.014 to $0.03 per shares exercisble in six months and expiring three years from issuance.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Sister-in-Law of former Chairman of the Board

The former sister-in-law of the Company’s former Chairman was an employee and officer of the Company until March, 2012. The amount paid to this individual as salary and bonus for the six months ended June 30, 2012, in 2011, 2010, 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to June 30, 2012 was $42,934 $108,892, $106,000, $77,165, $86,209, $87,664 and $580,314, respectively.

Northstar Biotechnology Group, LLC Promissory Note

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267.19 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. The Company and Northstar are in discussions regarding certain additional amendments to the terms of the Note. As of June 30, 2012, the Company was in default, however, subsequent to June 30, 2012, the Company renegotiated the terms of our note, Northstar has agreed to suspend the requirement of principal payments by Bioheart and allow payment of interest-only in restricted stock.

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

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $210,000 for 2012 and thereafter. As of June 30, 2012, the Company has not made any payments other than the initial payment to acquire the license. At June 30, 2012 and December 31, 2011, the Company’s liability under this agreement was $1,681,333 and $1,540,204, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets (see Note 6). During the six months ended June 30, 2012 and 2011, the Company incurred expenses of $105,000, $105,000, and $1,681,333 from August 12, 1999 (date of inception) to June 30, 2012. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $276,633 in accrued expenses as of June 30, 2012.

Approximate annual future minimum obligations under this agreement as of June 30, 2012 are as follows:

Year Ending December 31,

2012	$105,000
2013	210,000
2014	210,000
2015	210,000
Total	$735,000

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of June 30, 2012 or December 31, 2011.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2012, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 14 — FAIR VALUE

The carrying value of cash, accounts payable and accrued expenses approximate estimated fair values because of short maturities.

The carrying value of the debt derivative liability is determined using the Binomial Lattice model or Black Scholes option pricing model as described in Note 10. Certain assumptions used in the calculation of the debt derivative liability represent level-3 unobservable inputs.

NOTE 15 – SUBSEQUENT EVENTS

 In July 2012 we issued an aggregate of 3,716,667 shares of our common stock and warrants for the purchase of our common stock at an exercise price of $0.02, for aggregate gross proceeds of $77,000.

In July 2012, the company issued an aggregate of 1,500,000 shares of our common stock in connection with the conversion of $15,000 of the convertible note issued to Greystone Capital Partners on January 3, 2012.

On August 1, 2012, Mike Tomas, President and Chief Executive Officer of Bioheart transmitted the following letter to our company shareholders:

Dear Shareholders,

Over the past several months, I have been in active negotiations with several groups interested in helping us restart our FDA-approved clinical trials.  Today, I am very pleased to announce that Bioheart, Inc. has received a non-binding term sheet and investment offer from Grupo Vitalmex in Mexico, a global leader in the healthcare sector in Latin America and Europe.  ( www.vitalmex.com.mx). Vitalmex’s operations include marketing and distributing specialized healthcare products, devices and therapies worldwide.  Established in 1976, Vitalmex has stated that they have vast experience in clinical and hospital infrastructure services such as operating rooms, specialty services, imaging and the manufacturing of high-tech medical equipment in the cardiac and hemodialysis fields. In Mexico alone, they serve a network of 300 public hospitals that provide services to 55 million lives where the number one killer is heart failure. Vitalmex, views Bioheart's cardiac regenerative medicine therapies as a viable solution to this and other patient bases.

The Vitalmex investment in the amount of $2 million, will also enable Bioheart to reinitiate its clinical trials of MyoCell®, MyoCell® SDF-1, LipiCell™ and MyoCath® at the Vitalmex labs and other US trial sites and thus putting us well on our way towards FDA-approval and commercialization of these products. The Bioheart cell therapy products, in our opinion, address an unmet need in the cardiac market by providing true regenerative medicine where the MyoCell product line may regenerate muscle in areas of scar tissue and the LipiCellproduct may help reduce inflammation and promote the growth of new blood vessels. In addition to the many clinical sites in the US including Columbia University, Minneapolis Heart, Cleveland Clinic, Mt Sinai, University of Miami, and more, Bioheart intends to initiate clinical sites in top centers in Mexico. By working with leading interventional cardiologists throughout the world, we believe our Company can quickly bring these therapies to patients by establishing the safety and efficacy data required for FDA approval. The collaboration will also enable Vitalmex to market and distribute Bioheart’s technology in Mexico, Latin America, the Caribbean and potentially other countries that may include Spain, Russia, Germany, Hungary, the Czech Republic and Bulgaria.

In as much as this provides additional capital for the Company for our clinical trials, it also affirms our strong belief in the long term viability and commercialization of our technology, identifies new markets worldwide and allows us to take the Company to the next level in a relatively short period of time.

As if that was not enough good news, at the same time we have renegotiated the terms of our Company note in the amount of $572,000 with NorthStar Biotech, LLC, a consortium of Bioheart Directors and Shareholders, led by Bioheart Director Chuck Hart.  You may recall that this consortium was formed by major shareholders and insiders to purchase and protect all of Biohearts' senior debt that was collateralized with our intellectual property and technology.  As a further gesture of support for Bioheart and to conserve the Company’s cash, NorthStar has agreed to suspend the requirement of principal payments by Bioheart and to allow payment of interest-only in restricted stock.

The specifics of this term sheet and the note renegotiation will be voted on by the Board of Directors on Monday, August 6th, 2012. Although there can be no assurances of the consummation of the transactions, I trust our new partners and our board of directors will agree the time has come for Bioheart to meet its unrealized value and move to save the lives of millions of patients in heart failure worldwide.

On August 6, 2012, it was determined that NorthStar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267.19 (the “Note”),would indefinitely suspend principal payments and Bioheart would only pay interest payments on the current note in preferred shares.  In addition, Bioheart agreed to  payment of yearly valuation of collateral (also in shares), add intellectual property to collateral, transfer rights to old clinical data and existing approved trials, transfer IP and knowhow for preparing Myoblasts and transfer of clinical trial protocols.  Also, NorthStar will be provided with an exclusive worldwide licensing and distribution (sub licensing) agreement and a right to purchase additional shares in Bioheart at a fixed price of $.02/share with 100% warrant coverage.  In return, NorthStar will pay Bioheart an 8% gross royalty on the licensing, with a  sliding scale to be negotiated between NorthStar and Bioheart.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 12, 2012, in connection with the audit of our consolidated financial statements as of December 31, 2011, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern. Specifically, note 3 of our unaudited financial statement for the quarter ended June 30, 2012 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development Activities

        We account for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the our issued Asher Notes.  These embedded derivatives included certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

Results of Operations

          We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected for a year or two, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

          We recognized revenues of $2,688 in the three month period ended June 30, 2012 compared to revenues of $3,495 in the three month period ended June 30, 2011. The revenue in the three month period ended June 30, 2012 was generated from laboratory services .

Cost of Sales

        Cost of sales was $0 in the three month period ended June 30, 2012 compared to $139 in the three month period ended June 30, 2011.

Research and Development

Research and development expenses were $93,917 in the three month period ended in June 30, 2012, a decrease of $13,652 from research and development expenses of $107,569 in the three month period ended in June 30, 2011. The decrease was primarily attributable to a decease in the amount of funds allocated to our clinical trials.

          The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

          Marketing, general and administrative expenses were approximately $325,000 in the three month period ended June 30, 2012, a decrease of $232,000 from marketing, general and administrative expenses of approximately $557,000 in the three month period ended in June 30, 2011. The decrease in marketing, general and administrative expenses is attributable, in part, to reduction in the value of stock based compensation issued to officers, directors and key employees.

 Interest Expense

Interest expense was $252,472 in the three month period ended June 30, 2012 compared to interest expense of $492,480 in the three month period ended in June 30, 2011, a decrease of $240,008.  During the three months ended June 30, 2012, we incurred a non cash interest expense of $115,421 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $316,456 for the same period last year.

   Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

          We recognized revenues of $43,173 in the six month period ended June 30, 2012 compared to revenues of $3,495 in the six month period ended June 30, 2011. The revenue in the three month period ended June 30, 2012 was generated from laboratory services.

Cost of Sales

        Cost of sales was $417 in the six month period ended June 30, 2012 compared to $139 in the six month period ended June 30, 2011.

Research and Development

Research and development expenses were $190,646 in the six month period ended in June 30, 2012, a decrease of $87,034 from research and development expenses of $277,680 in the six month period ended in June 30, 2011. The decrease was primarily attributable to a decrease in the amount of funds allocated to our clinical trials.

          The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

          Marketing, general and administrative expenses were approximately $893,000 in the six month period ended June 30, 2012, a decrease of $154,000 from marketing, general and administrative expenses of approximately $1,047,000 in the six month period ended in June 30, 2011. The decrease in marketing, general and administrative expenses is attributable, in part, to reduction in the value of stock based compensation issued to officers, directors and key employees along with headcount reductions.

Interest Expense

Interest expense was $681,632 in the six month period ended June 30, 2012 compared to interest expense of $902,200 in the six month period ended in June 30, 2011, a decrease of $220,568.  During the six months ended June 30, 2012, we incurred a non cash interest expense of 415,886 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $411,669 for the same period last year.

Inflation

          Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

          Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of June 30, 2012 and December 31, 2011, one (1) and three (3) customers represented 100% and 98% of the Company’s accounts receivable, respectively.

Liquidity and Capital Resources

          In the six month period ended June 30, 2012, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

          Net cash used in operating activities was $553,520 in the six month period ended June 30, 2012 as compared to $704,152 of cash used in the six month period ended in June 30, 2011.

          Our use of cash for operations in the six months ended June 30, 2012 reflected a net loss generated during the period of approximately $1.7 million, adjusted for non-cash items such as stock-based compensation of $35,611, amortization of the fair value of warrants granted in connection with the Note payable of $95,291, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $304,586, non cash interest paid of $36,251 and depreciation of $8,193. In addtion we had a net decrease in operating assets of $41,834 and an increase in accrued expenses of $404,783 and accounts payable of $222,642.

Our use of cash for operations in the six months ended June 30, 2011 reflected a net loss generated during the period of $2.1 million, adjusted for non-cash items such as stock-based compensation of $180,429 amortization of the fair value of warrants granted in connection with the BlueCrest Loan and Bank of America loan of $159,372, amortization of loan costs incurred in connection with the BlueCrest Loan and Bank of America Loan and other loans of $224,080 and depreciation of $18,985 and an increase in prepaid and other current assets of $21,284. Partially offsetting these uses of cash were increases in accrued expenses of $323,851 and accounts payable of $369,714.

Investing Activities

          Net cash used in investing activities was $933 in the six month period ended June 30, 2012 from acquisition of equipment as compared $0 for the same period last year.

Financing Activities

          Net cash provided by financing activities was an aggregate of $552,800 in the six month period ended June 30, 2012 as compared to $735,039 in the six month period ended in June 30, 2011.In the six month period ended June 30, 2012 we sold, in private placements, shares of common stock and warrants for aggregate net cash proceeds of $378,800.

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

     At June 30, 2012 we had cash and cash equivalents totaling $35,175 however, our working capital deficit as of such date was approximately $12.6 million. Our independent registered public accounting firm has issued its report dated April 12, 2012 in connection with the audit of our consolidated financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

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

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

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

                   In April 2012, the Company sold an aggregate of 3,216,667 shares of the Company’s common stock and warrants to purchase 2,933,334 shares of the Company’s common stock for aggregate gross cash proceeds of $98,300. The warrants are (i) exercisable solely for cash at an exercise price of $0.03 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In May 2012, the Company sold an aggregate of 4,114,286 shares of the Company’s common stock and warrants to purchase 3,899,999 shares of the Company’s common stock for aggregate gross cash proceeds of $90,000. The warrants are (i) exercisable solely for cash at an exercise price from $0.02 to $0.03 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In June 2012, the Company sold an aggregate of 3,650,000 shares of the Company’s common stock and warrants to purchase 3,075,000 shares of the Company’s common stock for aggregate gross cash proceeds of $73,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.02 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

For the six months ended June 30, 2012 the Company paid $263,560 in principal and $11,641 in interest. As of June 30, 2012 the balance due under the Loan is $544,267.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6.

Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership

4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009

10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(27)	Subordination Agreement, dated July 8, 2011.
10.58(28)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(28)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(28)	Subordination Agreement, dated August 1, 2011.
10.61(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(29)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(29)	Subordination Agreement, dated September 1, 2011.
10.64(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(30)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(30)	Subordination Agreement, dated October 1, 2011.
10.67(29)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(29)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(29)	Subordination Agreement, dated September 28, 2011
10.70(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(31)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(31)	Subordination Agreement, dated November 1, 2011.
10.73(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(32)	Form of Partial Assignment and Modification Agreement.

10.75(32)	Form of Subordination Agreement.
10.76(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.74(33)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.75(34)	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012.
10.76(36)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc., dated April 2, 2012

14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 2, 2012
(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filer with the SEC on May 14, 2012
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K with the SEC on June 26, 2012
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K with the SEC on August 1, 2012

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: August, XX, 2012	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Fianancial and Accounting Officer