Form 10-Q/A
period 2012-06-30
BIOHEART, INC.
filed 2012-11-09
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q/A

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

 As of July 31, 2012, there were 151,375,798 outstanding shares of the registrant’s common stock, par value $0.001 per share.

EXPLANATORY NOTE

This 10-Q is being amended to solely include the signatures of the Chief Executive Officer and Principal Accounting Officer in our Section 302 and 906 certifications.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.

Exhibits

Exhibit No.	Exhibit Description
3.1 (6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2 (9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3 (8)	Amended and Restated Bylaws
4.1 (5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2 (12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3 (12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4 (13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5 (13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6 (13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7 (13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8 (13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9 (13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10 (14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11 (14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP

4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009

10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(27)	Subordination Agreement, dated July 8, 2011.
10.58(28)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(28)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(28)	Subordination Agreement, dated August 1, 2011.
10.61(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(29)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(29)	Subordination Agreement, dated September 1, 2011.
10.64(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(30)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(30)	Subordination Agreement, dated October 1, 2011.
10.67(29)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(29)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(29)	Subordination Agreement, dated September 28, 2011
10.70(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(31)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(31)	Subordination Agreement, dated November 1, 2011.
10.73(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(32)	Form of Partial Assignment and Modification Agreement.

10.75(32)	Form of Subordination Agreement.
10.76(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.74(33)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.75(34)	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012.
10.76(36)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc., dated April 2, 2012
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH (35)	XBRL Taxonomy Extension Schema Document
101.CAL (35)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (35)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (35)	XBRL Taxonomy Label Linkbase Document
101.PRE (35)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 2, 2012
(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.
(35)	Att Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: November 9, 2012	By: /s/Mike Tomas Mike Tomas Chief Executive Officer & President and Principal Accounting Officer