Form 10-Q
period 2012-09-30
BIOHEART, INC.
filed 2012-11-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

 As of October 31, 2012, there were 182,062,802 outstanding shares of the registrant’s common stock, par value $0.001 per share.

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets – September 30, 2012 (Unaudited) and December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2012, September 30, 2011 and the period from August 12, 1999 (date of inception) to September 30, 2012	5

	Unaudited Condensed Consolidated Statements of Stockholders Deficit –Nine Months Ended September 30, 2012	6

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012, September 30, 2011 and the period from August 12, 1999 (date of inception) to September 30, 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	Other Information	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		44

EX-31.1		45

EX-32.1		46

PART I – FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,788	$36,828
Accounts receivable, net	1,116	3,495
Inventory	63,285	63,702
Prepaid and other	70,997	49,828
Total current assets	140,186	153,853

Property and equipment, net	4,839	15,476

Other assets	54,662	99,164

Total assets	$199,687	$268,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,566,872	$2,377,807
Accrued expenses	4,817,657	3,882,115
Advances, related party	807,492	456,000
Deposits	465,286	465,286
Notes payable, related party	1,865,000	1,865,000
Notes payable, net of debt discount	2,950,554	3,232,762
Total current liabilities	13,472,861	12,278,970

Long term debt:
Derivative liability	477,080	—

Stockholders' deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.001; 195,000,000 shares authorized, 167,817,365 and 95,625,236 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	167,817	95,625
Common stock subscription	—	—
Additional paid in capital	99,914,905	98,915,155
Deficit accumulated during development stage	(113,832,976)	(111,021,257)
Total stockholders' deficit	(13,750,254)	(12,010,477)

Total liabilities and stockholders' deficit	$199,687	$268,493

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From August 12,
					1999 (date of
	Three months ended September 30,		Nine months ended September 30,		Inception) to
	2012	2011	2012	2011	September 30, 2012
Revenue	$4,072	$3,495	$47,245	$6,990	$1,255,776
Cost of sales	—	139	417	278	551,251
Gross profit	4,072	3,356	46,828	6,712	704,525

Operating expenses:
Research and development	106,889	92,625	297,535	370,305	64,588,646
Marketing, general and administrative	677,950	585,719	1,571,288	1,632,733	36,230,771
Impairment of investment	—	—	—	—	58,695
Depreciation and amortization	3,377	7,705	11,570	26,690	894,895
Total operating expenses	788,216	686,049	1,880,393	2,029,728	101,773,007

Net loss from operations	(784,144)	(682,693)	(1,833,565)	(2,023,016)	(101,068,482)

Other income (expenses):
Development revenues	—	—	—	—	117,500
Gain (loss) on change of fair value of derivative liability	20,804	(117,027)	27,265	(25,026)	2,239
Interest income	—	—	—	—	762,277
Other income	819	1,813	18,234	5,677	271,065
Interest expense	(342,022)	(777,325)	(1,023,654)	(1,679,525)	(13,917,575)
Total other income (expenses)	(320,399)	(892,539)	(978,155)	(1,698,874)	(12,764,494)

Net loss before income taxes	(1,104,543)	(1,575,232)	(2,811,720)	(3,721,890)	(113,832,976)

Income taxes (benefit)	—	—	—	—	—

NET LOSS	$(1,104,543)	$(1,575,232)	$(2,811,720)	$(3,721,890)	$(113,832,976)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	155,968,821	60,408,824	135,812,320	48,116,686

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2011	—	$—	95,625,236	$95,625	$98,915,155	$—	$—	$(111,021,257)	$(12,010,477)
Issuance of common stock	—	—	24,085,718	24,085	485,715	—	—	—	509,800
Common stock issued for services	—	—	952,851	953	33,647	—	—	—	34,600
Common stock issued under put agreement	—	—	1,000,000	1,000	24,000	—	—	—	25,000
Common stock issued upon conversion of notes payable	—	—	45,453,560	45,454	524,727				570,181
Common stock issued for accrued liabilities			700,000	700	13,300	—	—	—	14,000
Stock based compensation	—	—	—	—	56,476	—	—	—	56,476
Fair value of warrants issued in connection with forbearance agreement	—	—	—	—	119,023	—	—	—	119,023
Beneficial conversion feature connection with issuance of convertible note	—	—	—	—	170,525	—	—	—	170,525
Reclassify committed common shares in excess of authorized amount to liability	—	—	—	—	(427,663)	—	—	—	(427,663)
Net loss	—	—	—	—	—	—	—	(2,811,720)	(2,811,720)
Balance, September 30, 2012	—	$—	167,817,365	$167,817	$99,914,905	$—	$—	$(113,832,977)	$(13,750,254)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Nine months ended September 30,		Inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,811,720)	$(3,721,890)	$(113,832,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,570	26,690	894,895
Bad debt expense	—	1,266	166,266
Discount on convertible debt	382,693	769,194	1,525,679
Loss on change in fair value of derivative liability	(27,265)	25,026	(2,239)
Non cash payment of interest	36,251	158,441	214,152
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	95,291	226,586	5,437,604
Amortization of loan costs	927	9,153	1,228,717
Warrants issued in exchange for services	—	53,200	285,659
Warrants issued in exchange for forbearance agreement	119,023	—	119,023
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	—	—	756,816
Common stock issued in exchange for services	34,600	79,093	1,482,522
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	56,476	343,884	9,930,804
(Increase) decrease in:
Receivables	2,379	—	(2,381)
Inventory	417	—	(63,286)
Prepaid and other current assets	(21,169)	60,750	(80,966)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	272,566	268,038	3,207,981
Accrued expenses	942,562	470,774	6,189,365
Deferred revenue	—	—	465,287
Net cash used in operating activities	(905,399)	(1,229,795)	(72,774,201)

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Nine months ended September 30,		Inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(933)	—	(899,733)
Net cash used by investing activities	(933)	—	(899,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	459,800	1,067,000	63,756,775
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	140,000	505,000
Proceeds from related party advances	351,492	218,000	807,492
Proceeds from exercise of stock options	—	1,282	293,749
Proceeds from notes payable	63,000	59,750	11,620,750
Repayments of notes payable	—	(256,748)	(3,533,605)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	874,292	1,229,284	73,678,722

Net (decrease) increase in cash and cash equivalents	(32,040)	(511)	4,788

Cash and cash equivalents, beginning of period	36,828	3,298	—
Cash and cash equivalents, end of period	$4,788	$2,787	$4,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$403,618	$173,863	$2,184,082
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$570,181	$1,360,745	$4,102,926
Common stock issued in settlement of accounts payable	$14,000	$—	$14,000

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2012, the Company has accumulated a deficit through its development stage of $113,832,976.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 182,807,340 and 61,323,298 for the three months ended September 30, 2012 and 2011, respectively and 174,169,691 and 49,383,290 for the nine months ended September 30, 2012 and 2011, respectively.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values. (See note 10)

As of September 30, 2012, there were outstanding stock options to purchase 7,853,376 shares of common stock, 3,589,373 shares of which were vested.

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

As of September 30, 2012 and December 31, 2011, three (3) and three (3) customers represented 100% and 98% of the Company’s accounts receivable, respectively.

For the three and nine month periods ended September 30, 2012, the Company's revenues earned from the sale of products and services were $4,072 and $47,245, from three (3) customers. For the three and nine month period ended September 30 2011, the Company’s revenues earned from the sale of products and services were $3,495 and $6,990 from one (1) customer, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $106,889 and $92,625 for the three months ended September 30, 2012 and 2011, respectively; $297,535 and $370,305 for the nine month period ended September 30, 2012 and 2011, respectively; and $64,588,646 from August 12, 1999 (date of inception) to September 30, 2012.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, during nine months ended September 30, 2012, the Company incurred net losses attributable to common shareholders of $2,811,720 and used $905,399 in cash for operating activities. As of September 30, 2012 we had a working capital deficit of approximately $13.3 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	54,414	53,481
Leasehold improvements	362,046	362,046
	899,734	898,801
Less accumulated depreciation and amortization	(894,895)	(883,325)
	$4,839	$15,476

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
License and royalty fees	$1,753,151	$1,540,204
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,254,262	1,164,306
Interest payable on notes payable	968,258	732,556
Vendor accruals and other	109,132	115,312
Employee commissions, compensation, etc	721,854	329,737
Advances from directors/shareholders	11,000	—
	$4,817,657	$3,882,115

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – STANDBY EQUITY DISTRIBUTION AGREEMENT

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

During the three and nine months ended September 30, 2012, the Company “put” 1,000,000 shares of common stock for a total of $25,000.

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Seaside Bank note payable.	$980,000	$980,000
Northstar, formerly BlueCrest Capital Finance note payable.	544,267	807,827
Rogers Telecomm note payable	1,000,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
Greystone notes payable	—	241,508
Asher notes payable	63,000	—
Total notes payable	2,972,239	3,414,307
Less unamortized debt discount	(21,685)	(181,545)
Total notes payable net of unamortized debt discount	$2,950,554	$3,232,762

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
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

Effective December 31, 2009, the Company and BlueCrest entered into an amendment to the BlueCrest Loan to further amend the amortization schedule for the Loan to provide for interest-only payments until July 1, 2010, at which time monthly principal and interest payments of $139,728.82 were to commence. In connection with that Amendment, the Company issued BlueCrest a warrant to purchase $600,000 of the Company’s common shares and paid a fee of $20,000. The Company also provided BlueCrest with a lien on its Intellectual Property. The fair value of the issued warrants of $507,606 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the remaining term of the loan.

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

On May 16, 2011, BlueCrest agreed with the Company and Magna Group, LLC (“Magna”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Magna in consideration for a payment by them to BlueCrest of $139,729, and thereafter exchanged for a new Convertible Note. Additionally, Magna purchased a $34,750 convertible note from the Company (the “Convertible Note”). In June and July of 2011 the Company issued 3,431,233 shares of common stock in connection with the conversion of the notes.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On June 15, 2011, BlueCrest agreed with the Company and Lotus Funding Group, LLC (“Lotus”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Lotus in consideration for a payment by them to BlueCrest of $139,729, and thereafter exchanged for a new Convertible Note. In June and July of 2011 the Company issued an aggregate of 3,431,323 shares of common stock in connection with the conversion of these notes.

On July 8, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $140,380, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $140,380, and thereafter exchanged for a new Convertible Note. In July 2011, the Company issued an aggregate of 3,829,001 shares of our common stock in connection with the conversion of the $140,380 convertible note.

On August 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note. In August 2011, the Company issued an aggregate of 3,358,866 shares of our common stock in connection with the conversion of the $139,729 convertible note.

On September 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new Convertible Note. In September 2011, the Company issued an aggregate of 5,769,150 shares of our common stock in connection with the conversion of the $139,729 convertible note.

On October 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On November 1, 2011, BlueCrest agreed with the Company and Greystone Capital (“Greystone”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,728, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $139,728, and thereafter exchanged for a new unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right.

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

•	In July through September of 2012, we issued an aggregate of 14,674,900 shares of our common stock in connection with the conversion of the $139,728 convertible note.

On February 6, 2012, BlueCrest agreed with the Company and Greg Knutson to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $95,000.00, the amount of the monthly payment due on the BlueCrest loan (the “New Note”) after combined with payment of $50,000 by a common stock subscription. The New Note was assigned to Greystone in consideration for a payment by them to BlueCrest of $95,000.00, and thereafter exchanged for a new unsecured convertible promissory note, bearing interest at the rate of 8% per annum, payable at maturity and convertible into common stock of the Company at a price that is 65% of the average of the closing prices for the Company’s shares for the ten (10) days prior to the Lenders’ election to exercise its conversion right, but in no event lower than $0.01 per share.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. As of September 30, 2012, the Company was in default, however, subsequent to September 30, 2012, the Company renegotiated the terms of the note, Northstar has agreed to suspend the requirement of principal payments by Bioheart and allow payment of interest-only in restricted stock.

For the nine months ended September 30, 2012 the Company paid $263,560 in principal and $11,641 in interest. As of September 30, 2012 the balance due Northstar under the Loan is $544,267.  See Subsequent Events Note 14, below.

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

Hunton & Williams Notes

At December 31, 2011 and December 31, 2010, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar Loan is paid off.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $112,063 is charged operations ratably over the note term as interest expense. For the nine months ended September 30, 2012, the Company amortized and wrote off $112,063 to current period operations as interest expense. As described above, during the nine months ended September 30, 2012, the Company issued an aggregate of 14,674,900 shares of common stock in settlement of the outstanding Note and related accrued interest.

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

On September 28, 2011, the Company issued a $35,000 Unsecured Convertible Note that matures in September 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of the lower of $0.13 per share or 65% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.01 per share. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the New Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the New Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $15,342 is charged to operations ratably over the note term as interest expense. For the six months ended June 30, 2012, the Company amortized and wrote off $11,391 to current period operations as interest expense. During the nine months ended September 30, 2012, the Company issued 3,055,828 shares of its common stock in settlement of the September 28, 2011 Unsecured Convertible Note and related accrued interest.

Asher Note

On April 2, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $63,000 (the "Note").

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 3, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Note.  These embedded derivatives included certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date.  At the inception of the Asher Note, the Company determined the aggregate fair value of $76,682 of the embedded derivatives.  The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions:   (1) dividend yield of 0%; (2) expected volatility of 222.81%, (3) weighted average risk-free interest rate of 0.18%, (4) expected life of 0.76 year, and (5) estimated fair value of the Company’s common stock of $0.0373 per share. The initial fair value of the embedded debt derivative of $76,682 was allocated as a debt discount up to the proceeds of the note ($63,000) with the remainder ($13,682) charged to current period operations as interest expense. For the nine months ended September 30, 2012, the Company amortized $41,315 of debt discount to current period operations as interest expense.

NOTE 8 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2012 and December 31, 2011, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the BlueCrest note payable described above.

At September 30, 2012 and December 31, 2011, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until BlueCrest loan is paid off.

NOTE 9 – DERIVATIVE LIABILITIES

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

At September 30, 2012, the Company marked to market the fair value of the debt derivatives and determined a fair value of $49,417. The Company recorded a gain from change in fair value of debt derivatives of $27,265 for the nine months ended September 30, 2012. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 155.71%, (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 0.26 year, and (5) estimated fair value of the Company’s common stock of $0.0213 per share.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

At September 30, 2012, in connection with the issuance of convertible notes, warrants and options, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The fair value of the derivative at September 30, 2012 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 155.71%; risk free rate: 0.31%; and expected life: 3.50 years.  The Company reclassified the determined fair value of $427,663 from equity to a liability as of September 30, 2012.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At September 30, 2012, the aggregate derivative liability was valued at $477,080, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the board of directors designated all 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock.  Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 10 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled  to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities.

Common stock

During the nine months ended September 30, 2012, the Company issued an aggregate of 24,085,718 shares of common stock and warrants for the purchase of our common stock, for aggregate gross proceeds of $509,800.

During the nine months ended September 30, 2012, the Company issued an aggregate of 952,851 shares of common stock for services rendered valued at $34,600.

During the nine months ended September 30, 2012, the Company issued an aggregate of 45,453,560 shares of common stock in settlement of $570,181 of outstanding convertible notes and accrued interest (see Note 7).

During the nine months ended September 30, 2012, the Company issued 1,000,000 shares of its common stock in exchange for $25,000 proceeds from equity line (see note 6).

During the nine months ended September 30, 2012, the Company issued 700,000 shares of its common stock in exchange for settlement of accrued liabilities of $14,000.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

As of September 30, 2012, the Company does not have a stock option plan.

A summary of options at September 30, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2011	2,158,447	$ 2.79	6.8
Granted	4,620,092	$ 0.057
Exercised	(1,982,995)	$ 0.001
Forfeited/Expired	(159,226)	$ 1.80
Options outstanding at December 31, 2011	4,636,318	$ 1.20	8.1
Granted	3,300,000	$ 0.04
Exercised
Forfeited/Expired	(82,942
Options outstanding at September 30, 2012	7,853,376	$ 0.67	8.5
Options exercisable at September 30, 2012	3,509,373	$ 1.39
Available for grant at September 30, 2012	0

The following information applies to options outstanding and exercisable at September 30, 2012:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	6,794,360	9.2	$0.12	2,416,394	$0.18
$0.71 – $1.28	324,471	5.6	$0.77	367,434	$0.76
$5.25 – $5.67	688,177	3.0	$5.57	679,177	$5.57
$7.69	39,572	3.9	$7.69	39,572	$7.69
$8.47	6,796	4.5	$8.47	6,796	$8.47
	7,853,376	8.5	$0.67	3,509,373	$1.39

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On January 16, 2012, the Company granted 500,000 employee stock options in connection services rendered at the exercise price of $0.10 per share vesting over four years from the date of issuance.

The fair values of the employee options  issued on January 16, 2012 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 164.79% and Risk free rate: 1.89%.

On August 6, 2012, the Company granted an aggregate 2,800,000 employee stock options in connection services rendered at the exercise price of $0.03 per share vesting over four years from the date of issuance.

The fair values of the employee options  issued on August 6, 2012 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 164.91% and Risk free rate: 1.59%.

The fair value of all options vesting during the nine months ended September 30, 2012 and 2011 of $56,476 and $343,884, respectively, was charged to current period operations.

Warrants

A summary of warrants at September 30, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	13,920,729		$1.98	5.8
Issued	20,817,034		$0.07
Exercised	—		$0.00
Forfeited	(2,127,688)		$0.69
Outstanding at December 31, 2011	32,610,075		$0.86	3.8
Issued	27,396,432		$0.021	2.9
Exercised	—	$
Forfeited/Expired	(591,765)	$		0.76
Outstanding at September 30, 2012	59,414,742		$0.47	3.5
Exercisable at September 30, 2012	57,870,292		$0.28	3.5

The following information applies to warrants outstanding and exercisable at September 30, 2012:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 – $0.50	50,623,152	3.0	$0.05	50,623,152	$ 0.05
0.52 – $0.68	3,590,090	5.1	$0.59	3,590,090	$ 0.59
0.70 – $1.62	2,259,771	3.0	$0.78	2,259,771	$ 0.78
1.81 – $2.61	18,447	0.1	$1.95	18,447	$ 1.95
3.60 – $4.93	105,000	0.9	$4.87	105,000	$ 4.87
5.67 – $7.69	2,818,282	9.7	$7.50	1,273,832	$ 7.26
	59,414,742	3.5	$0.47	57,870,292	$ 0.28

During the nine months ended September 30, 2012, in connection with the sale of common stock, the Company issued an aggregate of 22,396,432 warrants to purchase the Company's common stock at an exercise prices from $0.014 to $0.03 per shares exercisable in six months and expiring three years from issuance.

On September 21, 2012, the Company issued 5,000,000 warrants to purchase the Company's common stock at $0.02 per share, expiring 10 years from the date of issuance as payment of interest.

The fair value of $119,023, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.45% and Risk free rate: 1.779%, was charged to current period operations.

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

Sister-in-Law of former Chairman of the Board

The former sister-in-law of the Company’s former Chairman was an employee and officer of the Company until March, 2012. The amount paid to this individual as salary and bonus for the nine months ended September 30, 2012, in 2011, 2010, 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to September 30, 2012 was $42,934 $108,892, $106,000, $77,165, $86,209, $87,664 and $580,314, respectively.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Northstar Biotechnology Group, LLC Promissory Note

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267.19 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. As of September 30, 2012, the Company was in default, however, subsequent to September 30, 2012, the Company renegotiated the terms of our note, Northstar has agreed to suspend the requirement of principal payments by Bioheart and allow payment of interest-only in restricted stock.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $210,000 for 2012 and thereafter. As of September 30, 2012, the Company has not made any payments other than the initial payment to acquire the license. At September 30, 2012 and December 31, 2011, the Company’s liability under this agreement was $1,753,151 and $1,540,204, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets (see Note 5). During the nine months ended September 30, 2012 and 2011, the Company incurred expenses of $157,500, $157,500, and $1,738,833 from August 12, 1999 (date of inception) to September 30, 2012. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $282,764 in accrued expenses as of September 30, 2012.

Approximate annual future minimum obligations under this agreement as of September 30, 2012 are as follows:

Year Ending December 31,

2012	$57,500
2013	210,000
2014	210,000
2015	210,000
Total	$677,500

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of September 30, 2012 or December 31, 2011.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2012, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 13 — FAIR VALUE

The carrying value of cash, accounts payable and accrued expenses approximate estimated fair values because of short maturities.

The carrying value of the derivative liabilities is determined using the Binomial Lattice model or Black Scholes option pricing model as described in Note 9. Certain assumptions used in the calculation of the debt derivative liability represent level-3 unobservable inputs, which are the companies only assets or liabilities carried at fair value on a recurring basis.

NOTE 14 – SUBSEQUENT EVENTS

Forbearance agreement

On October 1, 2012, the Company and NorthStar Biotech Group, LLC ("Northstar") entered into a limited waiver and forbearance agreement whereby the Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar.  In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparting Myblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights.  In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States.  In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Effective October 1, 2012, the effective interest rate will be 12.85% per annum.

In connection with the consideration paid, Northstar shall waive, from the effective date through the earlier of termination or expiration of the agreement, or satisfaction of the obligations as described.

Greystone

Pursuant to the terms and conditions of the Standby Equity Distribution Agreement with Greystone Capital Partners dated November 2, 2011, the Company drew down the sum of $125,000 and issued 7,947,859 shares of our common stock, registered on a Form S-1, declared effective February 10, 2012, to Greystone Capital Partners.  The shares were valued at a price ranging from $0.0152 to $0.0161 per share (such price determined based on the terms and conditions of the Standby Equity Distribution Agreement).

Asher

In connection with a Promissory Note , in the principal amount of $63,000 and dated April 2, 2012, which evidenced a loan from Asher to Bioheart, Inc., Asher has converted the debt represented by this Note to Equity.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 12, 2012, in connection with the audit of our consolidated financial statements as of December 31, 2011, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2012 have been prepared under the assumption that we will continue as a going concern. Specifically, note 2 of our unaudited financial statement for the quarter ended September 30, 2012 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vitalmex

On August 1, 2012, our Chief Executive Officer, in an open letter to shareholders, discussed active negotiations with several groups interested in helping us restart our FDA-approved clinical trials, including a non-binding term sheet and investment offer from Grupo Vitalmex in Mexico. Vitalmex’s operations include marketing and distributing specialized healthcare products, devices and therapies worldwide. While there can be no assurances that a definitive agreement will be reached, as of the date of this report, negotiations with Vitalmex are ongoing.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the our issued Asher Notes and possible exceeding the number of our authorized shares.  These embedded derivatives included in our debt contain certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

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

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

We recognized revenues of $4,072 in the three month period ended September 30, 2012 compared to revenues of $3,495 in the three month period ended September 30, 2011. The revenue in the three month period ended September 30, 2012 was generated from laboratory services.

Cost of Sales

Cost of sales was $0 in the three month period ended September 30, 2012 compared to $139 in the three month period ended June 30, 2011.

Research and Development

Research and development expenses were $106,889 in the three month period ended in September 30, 2012, an increase of $14,264 from research and development expenses of $92,625 in the three month period ended in September 30, 2011. The increase was primarily attributable to an increase in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $678,000 in the three month period ended September 30, 2012, an increase of $92,000 from marketing, general and administrative expenses of approximately $586,000 in the three month period ended in September 30, 2011. The increase in marketing, general and administrative expenses is attributable, in part, to compensation  to officers, directors and key employees.

 Interest Expense

Interest expense was $342,022 in the three month period ended September 30, 2012 compared to interest expense of $777,325 in the three month period ended in September 30, 2011, a decrease of $435,303.  During the three months ended September 30, 2012, we incurred a non cash interest expense of $78,106 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $619,360 for the same period last year.

   Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

We recognized revenues of $47,245 in the nine month period ended September 30, 2012 compared to revenues of $6,990 in the nine month period ended September 30, 2011. The revenue in the nine month period ended September 30, 2012 was generated from laboratory services.

Cost of Sales

Cost of sales was $417 in the nine month period ended September 30, 2012 compared to $278 in the nine month period ended September 30, 2011.

Research and Development

Research and development expenses were $297,535 in the nine month period ended in September 30, 2012, a decrease of $72,770 from research and development expenses of $370,305 in the nine month period ended in September 30, 2011. The decrease was primarily attributable to a decrease in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $1,571,000 in the nine month period ended September 30, 2012, a decrease of $62,000 from marketing, general and administrative expenses of approximately $1,633,000 in the nine month period ended in September 30, 2011. The decrease in marketing, general and administrative expenses is attributable, in part, to reduction in the value of stock based compensation issued to officers, directors and key employees along with headcount reductions.

Interest Expense

Interest expense was $1,023,654 in the nine month period ended September 30, 2012 compared to interest expense of $1,679,525 in the nine month period ended in September 30, 2011, a decrease of $655,871.  During the nine months ended September 30, 2012, we incurred a non cash interest expense of $515,161 from the write off and amortization of debt discounts associated with our issued convertible notes as compared to $1,163,374 for the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of September 30, 2012 and December 31, 2011, one (1) and three (3) customers represented 100% and 98% of the Company’s accounts receivable, respectively.

Liquidity and Capital Resources

In the nine month period ended September 30, 2012, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $905,399 in the nine month period ended September 30, 2012 as compared to $1,229,795 of cash used in the nine month period ended in September 30, 2011.

Our use of cash for operations in the nine months ended September 30, 2012 reflected a net loss generated during the period of approximately $2.8 million, adjusted for non-cash items such as stock-based compensation of $91,076, amortization of the fair value of warrants granted in connection with the Note payable of $95,291, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $382,692, non cash interest paid of $36,251 and depreciation of $11,570. In addition we had a net increase in operating assets of $18,373 and an increase in accrued expenses of $942,562 and accounts payable of $272,566.

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

Investing Activities

Net cash used in investing activities was $933 in the nine month period ended September 30, 2012 from acquisition of equipment as compared $0 for the same period last year.

Financing Activities

Net cash provided by financing activities was an aggregate of $874,292 in the nine month period ended September 30, 2012 as compared to $1,229,284 in the nine month period ended in September 30, 2011. In the nine month period ended September 30, 2012 we sold, in private placements, shares of common stock and warrants for aggregate net cash proceeds of $459,800, received proceeds from issuance of note payable of $63,000 and related party advances of $351,492.

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

At September 30, 2012 we had cash and cash equivalents totaling $4,788 however, our working capital deficit as of such date was approximately $13.3 million. Our independent registered public accounting firm has issued its report dated April 12, 2012 in connection with the audit of our consolidated financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

In July 2012, the Company sold an aggregate of 3,016,667 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock for aggregate gross cash proceeds of $63,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.02 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

In August 2012, the Company sold an aggregate of 766,667 shares of the Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock for aggregate gross cash proceeds of $18,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.02 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance.

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

On March 30, 2012, Bioheart, Inc. (the “Company”) and Northstar Biotechnology Group, LLC (“Northstar”), the holder by assignment of the Amended and Restated Promissory Note (Term A), dated February 6, 2012, issued by the Company to Blue Crest Venture Finance Master Fund Limited, in the principle amount of $544,267 (the “Note”), agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company understands that Northstar is owned in part by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart, and received an assignment of the Note from BlueCrest Master Fund Limited on February 29, 2012. As of September30, 2012, the Company was in default, however, subsequent to September 30, 2012, the Company renegotiated the terms of the note, Northstar has agreed to suspend the requirement of principal payments by Bioheart and allow payment of interest-only in restricted stock.

For the nine months ended September 30, 2012 the Company paid $263,560 in principal and $11,641 in interest. As of September 30, 2012 the balance due Northstar under the Loan is $572,304.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009

4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.

10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(27)	Subordination Agreement, dated July 8, 2011.
10.58(28)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.

10.59(28)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(28)	Subordination Agreement, dated August 1, 2011.
10.61(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(29)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(29)	Subordination Agreement, dated September 1, 2011.
10.64(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(30)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(30)	Subordination Agreement, dated October 1, 2011.
10.67(29)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(29)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(29)	Subordination Agreement, dated September 28, 2011
10.70(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(31)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(31)	Subordination Agreement, dated November 1, 2011.
10.73(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(32)	Form of Partial Assignment and Modification Agreement.
10.75(32)	Form of Subordination Agreement.
10.76(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.74(33)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.75(34)	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012.
10.76(36)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc., dated April 2, 2012
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 2, 2012
(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filer with the SEC on May 14, 2012
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K with the SEC on June 26, 2012
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K with the SEC on August 1, 2012

31.1	Section 302 Certification of Principal Executive and Financial Officer
32.1	Section 906 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: November, 14, 2012	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer