Form 10-K/A
period 2011-12-31
BIOHEART, INC.
filed 2012-11-15
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment Two

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

EXPLANATORY NOTE

On April 12, 2012, Bioheart, Inc. filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”), which was subsequently amended by Amendment No. 1 to Form 10-K filed with the SEC on November 9, 2012 (“Form 10-K/A No. 1”) to include audit report of RBSM, LLP.

We have since determined that an additional risk factor disclosure was required along with including a previously issued report of our previous auditors Jewett, Schwartz, Wolfe & Associates (“JSW”), who have ceased operations. Accordingly, this Form 10-K/A No. 2 is being filed to amend our Form 10-K (as previously amended by Form 10-K/A No. 1) to add the risk factor.

Other than the changes described in this Explanatory Note, we are not amending or updating any information contained our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (as previously amended by Form 10-K/A No. 1).

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

Recourse against and recovery from our prior auditor may be limited.

The company’s auditor Jewett, Schwartz, Wolfe and Associates (“JSW”) who audited our consolidated financial statements at December 31, 2009 and 2008, and the cumulative period from August 12, 1999 (date of inception) to December 31, 2009, has ceased operations and has not reissued its report in this annual report. Accordingly, investors are cautioned that any recourse or recovery they may have against or from such auditor arising out of our consolidated financial statements at December 31, 2009 and 2008 may be limited (though any such limitation shall not have any affect upon our liability for such financial statements).

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

Item 14.

Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

On February 12, 2009, the Company engaged Jewett Schwartz Wolfe & Associates (“JSW”) to serve as the Company’s independent registered public accounting firm. In 2010, RBSM, LLP acquired certain accounts from Jewett, Schwartz, Wolfe and Associates (“JSW”), including Bioheart. RBSM performed the Company’s 2010 audit. In January of 2012, Bioheart engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2011 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firms are as follows:

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan

10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.

10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(27)	Subordination Agreement, dated July 8, 2011.
10.58(28)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(28)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(28)	Subordination Agreement, dated August 1, 2011.
10.61(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(29)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(29)	Subordination Agreement, dated September 1, 2011.
10.64(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(30)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(30)	Subordination Agreement, dated October 1, 2011.
10.67(29)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(29)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(29)	Subordination Agreement, dated September 28, 2011
10.70(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(31)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(31)	Subordination Agreement, dated November 1, 2011.
10.73(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(32)	Form of Partial Assignment and Modification Agreement.
10.75(32)	Form of Subordination Agreement.
10.76 (33)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.77(33)	Registration Rights Agreement dated as of November 2, 2011.

14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

** Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(33)	Incorporated by reference to the Company Registration Statement on Form S-2/A filed with the SEC on February 8, 2012

31.1	Section 302 Certification of Principal Executive and Financial Officer
32.1	Section 906 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
Dated: November 15, 2012

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

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	November 15, 2012
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer & Director	November 15, 2012
Mike Tomas

/s/ Mark P. Borman	Director	November 15, 2012
Mark Borman

/s/Howard Leonhardt	Chief Technology Officer & Director	November 15, 2012
Howard Leonhardt

/s/ Richard T. Spencer III	Director	November 15, 2012
Richard T. Spencer III

/s/ Charles A. Hart	Director	November 15, 2012
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	November 15, 2012
Samuel S. Ahn, MD, MBA

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Auditors???
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Auditors???

FORM 10-K/A -- ITEM 8

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-6

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2011	F-7

Consolidated Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2011	F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2011	F-14

Notes to Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bioheart, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida  33325

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2011 and for the    period from August 12, 1999 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period from August 12, 1999 (date of inception) to December 31, 2010 were not audited by us. For the period August 12, 1999 (date of inception) through December 31, 2009, those statements were audited by other auditors who have ceased operations and whose report, dated March 31, 2010, except for Note 2 (as it related to restatements in previously issued financial statements), as to which the date is May 10, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. For the year ended December 31, 2010, those statements were audited by other auditors whose report dated May 10, 2011, also expressed an unqualified opinion on those statements and also included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from  August 12, 1999 (date of inception) to December 31, 2009 reflect a net loss after restatement of $ 101,164,765 and the consolidated financial statements for the year ended December 31, 2010 reflected a net loss of $5,159,456. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from August 12, 1999 (date of inception) through December  31, 2010, is based solely on the reports of such other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $ 111,021,257 since inception. In addition, as of December 31, 2011 the Company’s current liabilities exceed its current assets by $12,010,477. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella Milone and LaSaracina LLP

     Glastonbury, Connecticut

     April 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bioheart, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida  33325

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from August 12, 1999 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period from August 12, 1999 (date of inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors who have ceased operations and whose report, dated March 31, 2010, except for Note 2, as to which the date is May 10, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from August 12, 1999 (date of inception) to December 31, 2009 reflect a net loss after restatement of $101,164,765. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from August 12, 1999 (date of inception) through December  31, 2009, is based solely on the report of such other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $106,324,220 since inception. In addition, as of December 31, 2010 the Company’s current liabilities exceed its current assets by $11,099,660. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
May 10, 2011

PROVIDED BELOW IS A COPY OF THE ACCOUNTANT’S REPORT ISSUED BY JEWETT, SCHWARTZ, WOLFE & ASSOCIATES (“JSW”), OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, IN CONNECTION WITH THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009. THIS AUDIT REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT AND HAS NOT BEEN REISSUED BY JSW IN CONNECTION WITH THE FILING OF THIS ANNUAL REPORT FILED ON FORM 10-K/A.  INVESTORS MAY NOT BE ABLE TO BRING AN ACTION AGAINST JSW PURSUANT TO THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 WITH RESPECT TO SUCH REPORT OR WITH RESPECT TO THIS ANNUAL REPORT AND, THEREFORE, ANY RECOVERY FROM JSW MAY BE LIMITED. THE FOREGOING LIMITATIONS RESPECTING JSW IN NO WAY LIMITS INVESTORS’ RIGHT OF ACTION AGAINST OR RECOVERY FROM THE COMPANY.

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