Form 10-K/A
period 2011-12-31
BIOHEART, INC.
filed 2013-02-11
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment Three

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

EXPLANATORY NOTE

On April 12, 2012, Bioheart, Inc. filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”), which was subsequently amended by Amendment No. 1 to Form 10-K filed with the SEC on November 9, 2012 (“Form 10-K/A No. 1”) to include audit report of RBSM, LLP and Amendment  No 2 to Form 10-K filed with the SEC on November 15, 2012 (“Form 10-K/A No. 2”) regarding a prior auditor.

This Form 10-K/A No.3  is being filed to amend our Form 10-K (as previously amended by Form 10-K/A No. 1 and No. 2) and deem certain historical financials as un-audited, which would include deeming the Company’s inception to date cumulative financial information as unaudited (as the prior auditor has ceased operations and that firm’s PCAOB registration has been revoked). The 2010 and 2011, excluding the inception to date cumulative date financial data, remains audited.

Other than the changes described in this Explanatory Note, we are not amending or updating any information contained our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (as previously amended by Form 10-K/A No. 1 and No. 2).

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

Item 14.

Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

RBSM LLP performed the Company’s 2010 audit. In January of 2012, Bioheart engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2011 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firms are as follows:

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
Dated: February 11, 2013

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

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	February 11, 2013
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer & Director	February 11, 2013
Mike Tomas

/s/ Mark P. Borman	Director	February 11, 2013
Mark Borman

/s/Howard Leonhardt	Chief Technology Officer & Director	February 11, 2013
Howard Leonhardt

/s/ Richard T. Spencer III	Director	February 11, 2013
Richard T. Spencer III

/s/ Charles A. Hart	Director	February 11, 2013
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	February 11, 2013
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
13794 NW 4th Street, Suite 212
Sunrise, Florida 33325

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. and its wholly owned subsidiaries (a development stage enterprise) as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

     February 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bioheart, Inc.

We have audited the accompanying consolidated balance sheet of Bioheart, Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2010 .These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Bioheart, Inc. and its wholly owned subsidiaries (a development stage enterprise) as of  December  31, 2010, and the results of their operations and their cash flows for the year ended December  31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $106,324,220 since inception. In addition, as of December 31, 2010 the Company’s current liabilities exceed its current assets by $11,188,665. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From August 12,
			1999 (date of
			Inception) to
	Year ended December 31,		December 31, 2011
	2011	2010	(unaudited)
Revenue	$17,475	$46,383	$1,208,531
Cost of sales	694	19,765	550,834
Gross profit	16,781	26,618	657,697

Operating expenses:
Research and development	465,461	1,467,078	64,291,111
Marketing, general and administrative	2,126,546	1,768,612	34,659,484
Impairment of investment	58,695	—	58,695
Depreciation and amortization	31,963	56,958	883,325
Total operating expenses	2,682,665	3,292,648	99,892,615

Net loss from operations	(2,665,884)	(3,266,030)	(99,234,918)

Other income (expenses):
Development revenues	—	—	117,500
Loss on change of fair value of derivative liability	(25,026)		(25,026)
Interest income	—	2	762,277
Other income	7,277	245,554	252,831
Interest expense	(2,013,404)	(2,138,982)	(12,893,921)
Total other expenses	(2,031,153)	(1,893,426)	(11,786,339)

Net loss before income taxes	(4,697,037)	(5,159,456)	(111,021,257)

Income taxes (benefit)	—	—	—

NET LOSS	$(4,697,037)	$(5,159,456)	$(111,021,257)

Net loss per common share, basic and diluted	$(0.08)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	57,089,902	27,167,539

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, August 12, 1999 (date of inception) (unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	4,324,458	4,324	395,676	—	—	—	—	400,000
Stock based compensation	—	—	—	—	98,000	(98,000)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	49,000	—	—	—	49,000
Net loss	—	—	—	—	—	—	—	—	(903,290)	(903,290)
Balance, December 31, 1999 (unaudited)	—	—	4,324,458	4,324	493,676	(49,000)	—	—	(903,290)	(454,290)
Issuance of common stock, net of issuance costs of $61,905	—	—	1,493,575	1,494	9,607,201	—	—	—	—	9,608,695
Stock based compensation	—	—	—	—	2,559,000	(2,559,000)	—	—	—	—
Fair value of warrants issued in exchange for licenses and intellectual property	—	—	—	—	5,220,000	—	—	—	—	5,220,000
Amortization of stock based compensation	—	—	—	—	—	1,080,692	—	—	—	1,080,692
Contributed capital	—	—	—	—	1,050,000	—	—	—	—	1,050,000
Common stock issued in exchange for services	—	—	7,964	8	51,993	—	—	—	—	52,001
Net loss	—	—	—	—	—	—	—	—	(14,113,933)	(14,113,933)
Balance, December 31, 2000 (unaudited)	—	—	5,825,997	5,826	18,981,870	(1,527,308)	—	—	(15,017,223)	2,443,165
Issuance of common stock, net of issuance costs of $98,996	—	—	985,667	986	6,282,018	—	—	—	—	6,283,004
Stock based compensation	—	—	—	—	779,000	(779,000)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,523,000	—	—	—	1,523,000
Conversion of contributed capital to common stock	—	—	81,084	81	(81)	—	—	—	—	—
Common stock issued in exchange for services	—	—	8,291	8	53,993	—	—	—	—	54,001
Net loss	—	—	—	—	—	—	—	—	(8,173,464)	(8,173,464)
Balance, December 31, 2001 (unaudited)	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$—	$(23,190,687)	$2,129,706

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2001 (unaudited)	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$—	$(23,190,687)	$2,129,706
Issuance of common stock	—	—	1,092,883	1,093	7,075,105	—	—	—	—	7,076,198
Stock based compensation	—	—	—	—	143,521	(143,521)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	613,083	—	—	—	613,083
Common stock issued in exchange for services	—	—	35,137	35	227,468	—	—	—	—	227,503
Net loss	—	—	—	—	—	—	—	—	(9,257,954)	(9,257,954)
Balance, December 31, 2002 (unaudited)	—	—	8,029,059	8,029	33,542,894	(313,746)	—	—	(32,448,641)	788,536
Issuance of common stock	—	—	561,701	562	3,181,712	—	—	—	—	3,182,274
Stock based compensation	—	—	—	—	(155,893)	155,893	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	79,371	—	—	—	79,371
Common stock issued in exchange for services	—	—	144,300	144	823,743	—	—	—	—	823,887
Net loss	—	—	—	—	—	—	—	—	(6,037,528)	(6,037,528)
Balance, December 31, 2003 (unaudited)	—	—	8,735,060	8,735	37,392,456	(78,482)	—	—	(38,486,169)	(1,163,460)
Issuance of common stock	—	—	808,570	809	4,580,104	—	—	—	—	4,580,913
Stock based compensation	—	—	—	—	637,858	(637,858)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	148,812	—	—	—	148,812
Common stock issued in exchange for services	—	—	17,004	17	96,314	—	—	—	—	96,331
Net loss	—	—	—	—	—	—	—	—	(5,519,151)	(5,519,151)
Balance, December 31, 2004 (unaudited)	—	—	9,560,634	9,561	42,706,732	(567,528)	—	—	(44,005,320)	(1,856,555)
Issuance of common stock, net of issuance costs of $32,507	—	—	1,994,556	1,994	11,265,560	—	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	—	—	1,210	1	6,852	—	—	—	—	6,853
Stock based compensation	—	—	—	—	1,566,147	(1,566,147)	—	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,952,350	—	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	—	—	95,807	96	542,691	—	—	—	—	542,787
Net loss	—	—	—	—	—	—	—	—	(7,326,557)	(7,326,557)
Balance, December 31, 2005 (unaudited)	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$—	$(51,331,877)	$4,586,432

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2005 (unaudited)	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123 ( R )	—	—	—	—	(181,325)	181,325	—	—	—	—
Issuance of common stock, net of issuance costs of $100,038	—	—	1,069,699	1,069	8,123,623	—	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	—	—	47,657	48	3,294,381	—	—	—	—	3,294,429
Common stock issued in exchange for services	—	—	2,903	3	16,440	—	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	—	—	13,006	13	99,984	—	—	—	—	99,997
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	144,867	—	—	—	—	144,867
Stock based compensation	—	—	—	—	1,224,430	—	—	—	—	1,224,430
Net loss	—	—	—	—	—	—	—	—	(13,180,646)	(13,180,646)
Balance, December 31, 2006 (unaudited)	—	—	12,785,472	12,785	68,810,382	—	—	—	(64,512,523)	4,310,644
Issuance of common stock, net of issuance costs of $150,000	—	—	529,432	530	3,920,186	—	—	—	—	3,920,716
Exercise of stock options	—	—	31,955	32	181,008	—	—	—	—	181,040
Warrants issued in connection with notes payable	—	—	—	—	3,162,488	—	—	—	—	3,162,488
Warrants issued in exchange for services	—	—	—	—	30,559	—	—	—	—	30,559
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	48,289	—	—	—	—	48,289
Shares issued in connection with reverse stock split	—	—	279	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	931,233	—	—	—	—	931,233
Net loss	—	—	—	—	—	—	—	—	(18,067,084)	(18,067,084)
Balance, December 31, 2007 (unaudited)	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$—	$(82,579,607)	$(5,482,115)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2007 (unaudited)	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$—	$(82,579,607)	$(5,482,115)
Initial public offering of common stock, net of offering costs of $4,327,171	—	—	1,100,000	1,100	1,446,729	—	—	—	—	1,447,829
Issuance of common stock, net of issuance costs of $24,325	—	—	1,230,280	1,230	2,117,275	—	—	—	—	2,118,505
Stock based compensation	—	—	—	—	1,320,995	—	—	—	—	1,320,995
Warrants issued in exchange for services	—	—	—	—	251,850	—	—	—	—	251,850
Warrants issued in exchange for notes payable	—	—	—	—	168,387	—	—	—	—	168,387
Warrants issued in connection with settlement agreement	—	—	—	—	87,200	—	—	—	—	87,200
Exercise of stock options	—	—	61,778	62	79,014	—	—	—	—	79,076
Net loss	—	—	—	—	—	—	—	—	(14,149,401)	(14,149,401)
Balance, December 31, 2008 (unaudited)	—	—	15,739,196	15,739	82,555,595	—	—	—	(96,729,008)	(14,157,674)
Issuance of common stock, net of issuance costs of $13,664	—	—	2,680,230	2,682	1,857,140	—	—	—	—	1,859,822
Subscription receivable	—	—	85,090	85	59,451	—	(59,536)	—	—	—
Stock based compensation	—	—	—	—	296,838	—	—	—	—	296,838
Common stock in exchange for services	—	—	45,000	45	45,855	—	—	—	—	45,900
Common stock issued in connection with the settlement of accounts payable	—	—	519,460	519	456,275	—	—	—	—	456,794
Common stock issued in connection with issuance of note payable	—	—	320,000	320	297,681	—	—	—	—	298,001
Common stock issued upon conversion of notes payable	—	—	606,708	606	261,618	—	—	—	—	262,224
Warrants issued in connection with notes payable	—	—	—	—	1,913,487	—	—	—	—	1,913,487
Exercise of stock options	—	—	40,000	40	31,960	—	—	—	—	32,000
Net loss	—	—	—	—	—	—	—	—	(4,435,756)	(4,435,756)
Balance, December 31, 2009 (unaudited)	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$—	$(101,164,764)	$(13,428,364)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

									Deficit
									Accumulated
					Additional			Common	During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Subscription	Stage	Total
Balance, December 31, 2009 (unaudited)	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$—	$(101,164,764)	$(13,428,364)
Issuance of common stock, net of issuance costs of $2,950	—	—	11,334,705	11,335	2,328,929		59,536	—	—	2,399,800
Subscription receivable	—	—	20,000	20	3,780	—	(3,800)	—	—	—
Stock based compensation	—	—	—	—	248,457	—	—	—	—	248,457
Common stock in exchange for services	—	—	529,520	529	359,503	—	—	—	—	360,032
Common stock issued in connection with settlement of accounts payable	—	—	831,526	831	411,829	—	—	—	—	412,660
Common stock issued in connection with bank guarantor liabilities	—	—	4,794,430	4,794	2,960,576	—	—	—	—	2,965,370
Warrants issued in connection with notes payable	—	—	—	—	185,307	—	—	—	—	185,307
Net loss	—	—	—	—	—	—	—	—	(5,159,456)	(5,159,456)
Balance, December 31, 2010	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$—	$(106,324,220)	$(12,016,194)

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

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
			Inception) to
	Year ended December 31,		December 31, 2011
	2011	2010	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,697,037)	$(5,159,456)	$(111,021,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,963	56,958	883,325
Bad debt expense	1,266	—	166,266
Discount on convertible debt	880,763	—	1,142,987
Loss on change in fair value of derivative liability	25,026	—	25,026
Non cash payment of interest	177,901	—	177,901
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of debt discount attributable to warrants issued in connection with notes payable	278,213	975,969	5,342,313
Amortization of loan costs	12,207	72,262	1,227,790
Warrants issued in exchange for services	—	—	285,659
Equity instruments issued in connection with R&D agreement	—	360,032	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in exchange for settlement of accounts payable and accrued interest	101,434	412,660	756,816
Common stock issued in exchange for services	125,005	—	1,447,922
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	69,159	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	409,314	248,457	9,874,328
(Increase) decrease in:
Receivables	(3,495)	141,013	(4,760)
Inventory	89,915	46,297	(63,703)
Prepaid and other current assets	(25,476)	(8,592)	(59,797)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	301,136	133,040	2,935,415
Accrued expenses	597,961	799,952	5,246,803
Deferred revenue	—	(41,995)	465,287
Net cash used in operating activities	(1,693,904)	(1,894,244)	(71,868,802)

See the accompanying notes to these consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES

(a development stage company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
			Inception) to
	Year ended December 31,		December 31, 2011
	2011	2010	(unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(898,800)
Net cash used in investing activities	—	—	(898,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,424,800	2,399,800	63,296,975
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	280,000	463,000	505,000
Proceeds from related party advances	218,000	—	456,000
Proceeds from exercise of stock options	1,632	—	293,749
Proceeds from notes payable	59,750	—	11,557,750
Repayments of notes payable	(256,748)	(1,020,289)	(3,533,605)
Payment of loan costs	—	(20,000)	(1,219,268)
Net cash provided by financing activities	1,727,434	1,822,511	72,804,430

Net increase (decrease) in cash and cash equivalents	33,530	(71,733)	36,828

Cash and cash equivalents, beginning of period	3,298	75,031	—
Cash and cash equivalents, end of period	$36,828	$3,298	$36,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$173,863	$361,947	$1,780,464
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$1,360,745	$2,172,000	$3,532,745

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $465,461, $1,467,078 and $64,291,112 for the years ended December 31, 2011 and 2010, and from August 12, 1999 (date of inception) to December 31, 2011 (unaudited), respectively.

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

On August 6, 2008, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock from 50 million to 75 million shares. This amendment was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008 (unaudited).

In September 2007, by way of a written consent, the Company’s shareholders holding a majority of its outstanding shares of common stock, the Company’s shareholders approved an amendment to Bioheart’s Articles of Incorporation, increasing the number of authorized shares of capital stock so that, following the reverse stock split that was effectuated on September 27, 2007, the Company had 50 million shares of common stock authorized with a par value of $0.001 per share and five million shares of preferred stock authorized with a par value of $0.001 per share (unaudited).

On February 22, 2008 the Company completed its initial public offering ("IPO") pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the year ended December 31, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million net proceeds figure identified above due to payment of $2.79 million of various offering expenses prior to January 1, 2008 (unaudited).

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

In December 2009, the Company also sold, in a private placement an aggregate of 255,830 shares of its common stock and warrants (the “Warrants”) to purchase 76,749 shares of its common stock for aggregate gross cash proceeds of approximately $188,996. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.89 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance (unaudited).

In 2009, the Company also sold, in a private placement initiated in 2008, an aggregate of 2,509,480 shares of its common stock and warrants (the “Warrants”) to purchase 752,844 shares of its common stock for aggregate gross cash proceeds of approximately $1.74 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.83 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $17,856 and warrants to purchase 26,592 shares of common stock at a weighted average exercise price of $0.89 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. The 2008 private placement was closed on October 31, 2009, with total capital raised of $3,887,032 (unaudited).

In 2008, the Company also sold, in a private placement, an aggregate of 1,230,280 shares of its common stock and warrants (the “Warrants”) to purchase 369,084 shares of its common stock for aggregate gross cash proceeds of approximately $2.14 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $2.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $24,325 and warrants to purchase 24,325 shares of common stock at a weighted average exercise price of $1.95 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement (unaudited).

In 2007, the Company sold 529,432 shares of common stock at a price of $7.69 per share to various investors for net proceeds of approximately $3.9 million (unaudited).

In 2006, the Company sold 1,069,699 shares of common stock at a price of $7.69 per share to various investors. The Company also issued 63,566 shares in exchange for services at a price ranging from $5.67 to $7.69 per share (unaudited).

In 2005, the Company sold 1,994,556 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,210 shares in exchange for services and issued 95,807 shares in exchange for debt at a price of $5.67 per share (unaudited).

In 2004, the Company sold 808,570 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,854 shares to various vendors in exchange for services valued at $10,500. The Company also issued 15,150 shares to the Company's Chairman of the Board as compensation for services valued at $85,830 (unaudited).

In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company's former Chairman of the Board and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization (unaudited).

After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to various investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company's former Chairman of the Board as compensation for services provided to the Company during 2003 and 2002. The shares were valued based on the underlying market price of the common stock and did not differ materially from the fair value of the common stock issued (unaudited).

In 2002, the Company sold 1,092,883 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 35,137 shares to various vendors in exchange for services valued at $227,503 (unaudited).

In 2001, the Company sold 985,668 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 8,291 shares to various vendors in exchange for services valued at $54,001 and issued 81,084 shares to the Company's Chairman of the Board as compensation for services provided to the Company during 2001 (unaudited).

In 2000, the Company sold 1,493,575 shares of common stock at a price of $6.47 per share to various investors. Of the 1,493,575 shares sold in 2000, payment on 77,222 of these shares was not received until January 2001. The Company also issued 7,964 shares to various vendors in exchange for services valued at $52,001 (unaudited).

In 1999, the Company's former Chairman of the Board and founding shareholder contributed $400,000 to the Company in exchange for 4,324,458 shares of common stock (unaudited).

Former Chairman of the Board Paid in and Contributed Capital

In 2006, the Company's former Chairman of the Board was issued 2,903 shares of the Company's common stock at a price of $5.67 per share in exchange for $16,443 of services provided during the year (unaudited).

In 2005, the Company's former Chairman of the Board was issued 95,807 shares of the Company's common stock at a price of $5.67 per share in exchange for $542,787 of debt due to travel and other related expenses advanced by the Company's Chairman of the Board during the previous three years (unaudited).

The Company's former Chairman of the Board elected not to receive salary payments of $85,830, $130,000 and $250,000 for services provided to the Company during 2004, 2003 and 2002, respectively. Such amounts were converted into 15,150, 22,946 and 44,127 shares of the Company's common stock at a price of $5.67 per share on December 31, 2004 and 2003, respectively, where the 2003 and 2002 shares were both issued in 2003. The shares were valued based on the underlying market price of the common stock and did not differ materially from the fair value of the common stock issued (unaudited).

In 2001, the Company's former Chairman of the Board also elected not to receive a salary payment or a stock conversion of $250,000 for services provided during 2001 (unaudited).

In 2000, the Company's former Chairman of the Board contributed $800,000 to the Company and elected not to receive payment for $250,000 of salary related to services provided to the Company during 2000. Such amounts were recorded as contributed capital during 2000. On June 28, 2001, the Company's Board of Directors approved the conversion of this contributed capital and salary deferral into 81,084 shares of the Company's common stock at a price of $12.94 per share (unaudited).

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan (unaudited). The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010 the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

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

Cousin of former Chairman of the Board

A cousin of the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer was an officer of the Company from August 12, 1999 until December 11, 2009. The amounts paid to this individual as salary and bonus in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2008 was $11,000, $130,000, $130,000 and $1,007,752, respectively. In addition, the Company utilized a printing entity controlled by this individual and paid this entity $23,335, $18,230, $10,769 and $457,967, respectively, in 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2009. The position occupied by this individual was terminated (unaudited).

On August 24, 2006, the Company entered into an agreement, or the Settlement Agreement, with the same officer of the Company that is the cousin of the Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer. Prior to entering into the Settlement Agreement, certain disputes had arisen between the officer and the Company as to the number of stock options awarded to the officer and the amount of unpaid salary and other compensation owed to the officer since he commenced his employment with the Company in December 1999. The shares, options and warrants granted to the officer pursuant to the Settlement Agreement were issued to settle the disputed items and in consideration for the officer’s release of any claims he may have against the Company related to or arising from his employment or any compensation owed to him (unaudited).

Pursuant to the Settlement Agreement:

•

The Company issued to the officer 47,658 shares of its common stock and agreed to pay the officer’s income taxes related to the receipt of the shares of common stock, estimated to be approximately $153,000. The fair value of the shares of common stock was determined to be $7.69 per share, which was based on a current valuation of the Company. The aggregate fair value of the shares of common stock issued and the $153,000 in cash was approximately $500,000, which was recorded as compensation expense in August 2006 (unaudited).

•

The Company issued to the officer a warrant to purchase 188,423 shares of the Company’s common stock at an exercise price of $5.67 per share. This warrant is exercisable immediately and expires 10 years from the date of issuance. The approximate fair value of this warrant of $1,200,000 was recorded as compensation expense in August 2006 (unaudited).

•

The Company issued to the officer stock options to purchase up to 282,635 shares of the Company’s common stock at an exercise price of $5.67 per share. These stock options are exercisable immediately and expire 10 years from the date of grant. The fair value of these stock options of approximately $1,800,000 was recorded as compensation expense in August 2006 (unaudited).

•	As consideration for continued employment as an officer of the Company, the officer was eligible to receive an annual salary of $130,000 per year while employed by the Company (unaudited).

As indicated above, the Company recognized various expenses upon the execution of the Settlement Agreement when the expense amounts were first known and quantifiable (unaudited).

The fair value of the warrant and the stock options was estimated at the date of grant by using the Black-Scholes valuation model with the following assumptions: risk-free rate of 6%; volatility of 100%; and an expected holding period of 5 years (unaudited).

Upon termination of his position, the officer requested and received permission to sell the 47,658 shares of the company’s stock that had been awarded to him. On December 8, 2009, the Company was informed by the officer that all of these shares had been sold. In addition, the officer elected not to exercise certain of his options that expired on December 24, 2009. The officer, in accordance with Company policy, was required to exercise his remaining options within 90 days of the termination of his position on December 11, 2009. The officer did not exercise his remaining options by March 11, 2010 the 90th day (unaudited).

Sister-in-Law of former Chairman of the Board

The former sister-in-law of the Company’s former Chairman was an officer of the Company until March 2012. The amount paid to this individual as salary and bonus in 2011, 2010, 2009, 2008, 2007 and for the period from August 12, 1999 (date of inception) to December 31, 2011 was $108,892, $106,000, $77,165 (unaudited), $86,209 (unaudited), $87,664 (unaudited) and $537,380 (unaudited), respectively.

Research Agreement

In 2007, the Company entered into a research agreement with an affiliate of two members of the Company’s Board of Directors, pursuant to which the Company agreed to pay an aggregate fee of $150,000 for the research services contracted for. The Company paid $75,000 of this fee in 2007, $10,000 of this fee in 2008, and the balance was paid with options in 2009 (unaudited).

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

In April and May 2009, the Company sold to two members of the Board of Directors, in a private placement, an aggregate of 965,570 shares of the Company’s common stock and warrants to purchase 289,671 shares of the Company’s common stock for aggregate gross cash proceeds of $535,000 (unaudited).

In July 2009, the Company sold to a member of the Board of Directors, in a private placement 140,850 shares of the Company’s common stock and warrants to purchase 42,255 shares of the Company’s common stock for gross cash proceeds of $100,000 or $2.36 per share (unaudited).

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into several operating lease agreements for facilities and equipment. Terms of certain lease arrangements include renewal options, escalation clauses, payment of executory costs such as real estate taxes, insurance and common area maintenance.

In November 2006, the Company amended its facility lease to include additional space through 2010. The amendment for the additional space contains terms similar to the terms of the existing facility lease, including escalation clauses (unaudited).

In November 2009, the Company amended its facility lease to eliminate excess space. The amendment contains terms similar to the terms of the existing facility lease, including escalation clauses (unaudited).

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

During 2005, the Company was provided with a tenant improvement allowance of $60,150 towards its improvements. The Company has recorded the tenant-funded improvements and the related deferred rent in its consolidated balance sheets. The deferred rent is being amortized as a reduction to rent expense over the remaining life of the original lease (unaudited).

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