Form 10-K
period 2012-12-31
BIOHEART, INC.
filed 2013-03-29
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCBB as of June 30, 2012, was approximately $3,082,555. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 26, 2013 was 190,496,693.

Documents Incorporated By Reference
None

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2012

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Special Note Regarding Forward-Looking Statements

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

Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1, and Lipicell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

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

Our most recent completed clinical trials of MyoCell are the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration, or the “FDA”, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe, or the MARVEL Trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.

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

MyoCell

MyoCell is a clinical therapy intended to improve cardiac function and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with a Johnson & Johnson company to use its NOGA® Cardiac Navigation System along with its MyoStar injection catheter for the delivery of MyoCell in the MARVEL Trial

When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell is able to avoid certain challenges currently faced by other types of cell-based clinical therapies, including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available treatment has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart.

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

MyoCath Product Candidate

The MyoCath is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar injection catheter for the delivery of MyoCell to patients enrolled in the trial.

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

The risk of hospitalization and death increases as patients’ progress through the various stages of heart failure. The risk of hospitalization due to heart failure for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.2, 2.3 and 3.7 times greater than for patients in NYHA Class I heart failure, according to a 2006 American Heart Journal article entitled “Higher New York Heart Association Classes and Increased Mortality and Hospitalization in Patients with Heart Failure and Preserved Left Ventricular Function”’ by Ahmed, A et al. Similarly, according to this same article, the risk of death from all causes for patients in NYHA Class II, NYHA Class III and NYHA Class IV is approximately 1.5, 2.6 and 8.5 times greater than for patients in NYHA Class I heart failure.

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

Ventricular Assist Devices. Ventricular assist devices are mechanical heart pumps that replace or assist the pumping role of the left ventricle of a damaged heart too weak to pump blood through the body. Ventricular assist devices are primarily used as a bridge for patients on the waiting list for a heart transplant and have been shown in published studies to be effective at halting further deterioration of the patient’s condition and decreasing the likelihood of death before transplantation. In addition, ventricular assist devices are a destination therapy for patients who are in NYHA Class IV heart failure despite optimal medical therapy and who are not eligible for heart transplant. According to the ACC/AHA Guidelines, device-related adverse events are reported to be numerous and include bleeding, infection, blood clots and device failure. In addition, ventricular assist devices are very expensive, with, we believe, the average first-year cost estimated at approximately $225,000.

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

The MARVEL Trial measures the following safety and efficacy endpoints of the MyoCell treatment:

Primary Safety Endpoint	Primary Efficacy Endpoints	Secondary Efficacy Endpoints	Tertiary Efficacy Endpoints

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

Change in degree of mitral regurgitation from baseline to six months

Change in Six-Minute Walk Distance from baseline to three months as compared to control group

Quality of Life scores assessed using Minnesota Living with Heart Failure questionnaire from baseline to three months as compared to control group

Proportion of patients with improved NYHA Class from baseline to three months as compared to control group

With respect to the 20 patients that have been treated in the MARVEL Trial to date, we have only received and analyzed data regarding the primary efficacy endpoint—improvement in the 6 minute walk. Our CRO for the MARVEL Trial has collected data for all endpoints in the study, but has not releases such data pending our payment of certain past due balances owed to them. We intend to analyze the results for all other endpoints if and when they are release to us by the CRO.

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

MyoCath

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue. It is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses.

LipiCell

LipiCell is a patient-derived cell therapy proposed for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia in which the patient derived adipose cells can be purified and administered bed-side to the patient in a single visit. In December 2011, we licensed worldwide exclusive rights of Ageless Regenerative Institute’s adipose (fat) derived therapeutic cell technology for use in the cardiac field. Under the terms of the agreement, we will have a worldwide exclusive license to all of Ageless technology for use in the heart attack and heart failure markets. The agreement provides for upfront and milestone equity payments to the Ageless Regenerative Institute.

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

The Centers of Excellence purchase catheters for use in trials. There are using LipiCell product and they have an agreement with Ageless to purchase kits to produce LipiCell. Bioheart licensed the LipiCell product from Ageless for cardiac indications. Bioheart owns the cardiac data coming out of Regenerative Medicine Institute.

We also completed a trial with the University Hospital Ostrava for end stage critical limb patients who have been listed on the amputation list. These patients are being treated with adipose derived stem cells in the Czech Republic. Follow up showed that, in our observation, 75% of the patients demonstrated healing and pain reduction while only 25% of the patients required amputation.

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

Research Grants

Historically, part of our research and development efforts have been indirectly funded by research grants to various centers and/or physicians that have participated in our MyoCell and MyoCath clinical trials. As part of our development strategy, we intend to continue to seek to develop research partnerships with centers and/or physicians. On November 9, 2010, we received a grant in the amount of $244,500 under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code. We have not received any research grant income in recent years.

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

In 2007, we signed a Letter of Intent with Ono Pharmaceutical which provided rights to conduct clinical development and testing of SDF-1 to determine the effectiveness of SDF-1 for the treatment of damaged myocardium and tissues following acute myocardial infarction, coronary arterial diseases or heart failure. If the results of this testing is deemed successful then we and Ono Pharmaceuticals have agreed to enter into good faith negotiations in an effort to reach a definitive license agreement that will allow us to commercialize our SDF-1 product candidate in all territories of the world except Japan. The Letter of Intent is still in effect.

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

Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the “FD&C Act”, the Public Health Service Act, or the “PHS Act”, and the regulations promulgated thereunder as well as other federal, state, and local statutes and regulations. Medical devices are subject to regulation under the FD&C Act and the regulations promulgated hereunder as well as other federal, state, and local statutes and regulations. The FD&C Act and the PHS Act and the regulations promulgated hereunder govern, among other things, the testing, cell culturing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our product candidates. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2013 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of February 28, 2013, we had cash and cash equivalents of approximately $11,346 and a working capital deficit of approximately $14.1 million. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

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

Our independent registered public accounting firm issued its report dated March 28, 2013 in connection with the audit of our financial statements as of December 31, 2012, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2012 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2012, we have accumulated a deficit during our development stage of approximately $115.0 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $4.0 million, $4.7 million, $5.2 million and $4.4 million in 2012, 2011, 2010 and 2009, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:

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

As of December 31, 2012, we had an aggregate of $5.7 million in principal amount of outstanding indebtedness, excluding accounts payable and accruals. This amount includes approximately $601,000 outstanding indebtedness pursuant to a loan and security agreement formerly held by BlueCrest Venture Master Fund Limited (and now held by NorthStar Biotech Group, LLC, or Northstar, which is owned in part by certain of our existing directors and shareholders, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart), approximately $980,000 outstanding pursuant to a Loan Agreement with Seaside National Bank, and approximately $1.5 million outstanding to the Guarantors in respect of payments made by them on our behalf in connection with our original loan with Bank of America.

The Loan and Security Agreement relating to the Northstar loan contains various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not, without Northstar’s authorization, among other things:

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

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement whereby the Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights. In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

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

In fiscal 2012, the Company paid $263,560 in principal and $15,897 in interest. As of December 31, 2012 the balance due Northstar under the Loan is $601,227.

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

We have been cleared by the FDA to proceed under the protocol for our MARVEL Trial, which protocol permits participating trial investigators to use either our MyoCath catheters Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses. As a result, if we were to reinitiate the MARVEL Trial in the immediate future, investigators in the trial would practically be limited to using the NOGA Cardiac Navigation System along with the MyoStar injection catheter for the delivery of MyoCell to patients enrolled in the trial. We further anticipate that if MyoCell receives regulatory approval, such approval will require MyoCell to be injected with a catheter system that has also secured regulatory approval. Accordingly, the commercial deployment of MyoCell is dependent upon MyoStar, MyoCath or some other catheter system securing regulatory approval for use with MyoCell. Although MyoStar has received CE mark approval in Europe, neither MyoStar, MyoCath nor any other catheter system is commercially available in the United States and they may only be used pursuant to FDA approved investigational protocols. Notwithstanding the devotion of considerable resources to the development and testing of MyoStar and MyoCath, they may never receive additional or any, respectively, regulatory approval that will allow for their commercial use with MyoCell.

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

Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investments, if any, and this capital appreciation, if any, will be a shareholder’s sole source of gain from an investment in the common stock.

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

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company’s stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company’s issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933 , if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our “restricted securities”, whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company’s stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

There may in all likelihood be little demand for shares of our common stock and as a result investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company’s common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It is time consuming, difficult and costly for us to develop and maintain the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act, and as our business develops, we may need to hire additional financial reporting, internal auditing and other finance staff in order to remain compliant. The cost of compliance will adversely affect our financial results, while, if we are unable to comply, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, upon receiving sufficient financing or generating sufficient revenues, we will employ qualified personnel and adopt and implement policies and procedures to address any such material weaknesses. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitabality of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Item 1B.	Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

Item 2.	Properties

Our headquarters are located in Sunrise, Florida and consists of 4,860 square feet of space, which we lease at a current rent of approximately $65,124 per year. The lease expired in January 2013. In January 2013, the Company amended its facility lease to extend the term of the lease until April 30, 2013. In addition to our corporate offices, at this location, we maintain:

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

In Jnauary2013, the Company filed an action entitled Bioheart, Inc. v. Andre Peschong, Urban Smedy, Jack Thomsen, Stephen Kann, and Hector Martinez Reding Cevallo, Case No. 12-030588 in the Seventh Judicial Court for the southern District of Florida requesting monetary damages and injunctive relief for the injuries from the Defendants as a result of statements that Company contends were made by Andre Peschong on internet message boards, his alleged relationship with the other defendants, and all defendants alleged relationship with a company called Vitalmex. The matter is ongoing and the Company is pursuing this matter vigorously.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “BHRT.OB”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the Over the Counter Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Period
Quarter ended December 31, 2012	$0.029	$0.005
Quarter ended September 30, 2012	$0.050	$0.020
Quarter ended June 30, 2012	$0.041	$0.0192
Quarter ended March 31, 2012	$0.079	$0.035
Quarter ended December 31, 2011	$0.090	$0.036
Quarter ended September 30, 2011	$0.260	$0.066
Quarter ended June 30, 2011	$0.260	$0.0731
Quarter ended March 31, 2011	$0.380	$0.175

Holders

As of March 15, 2013, there were approximately 359 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	7,853,376	$0.67	0
Equity compensation plans not approved by security holders (2)	74,073,322	$0.37	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan.

(2)	Includes:

•	a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the Consolidated Financial Statements);

•	warrants issued to the Guarantors in connection with the former Bank of America Loan to purchase an aggregate of 764,519 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable — Seaside Bank” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•	warrants issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 3,137,838 shares of our common stock at prices ranging from $7.69 to $0.53 per share, which expire at various dates April 2019 through December 2019 (See Note 6 “Notes Payable — BlueCrest Capital Finance Note Payable” of the Notes to the Consolidated Financial Statements);

•	a warrant issued to a strategic partner to purchase 32,515 shares of our common stock at $7.69 per share, which expires in February 2016;

•	warrants issued to consultants to purchase an aggregate of 154,411 shares of our common stock at prices ranging from $1.09 to $6.00 per share, which expire at various dates from April 2013 through September 2017;

•	warrants issued to the underwriters of our initial public offering in February 2008 to purchase an aggregate of 77,000 shares of our common stock at $6.56 per share, which expire in February 2013; and

•	warrants issued in connection with our private placement in October 2008 to purchase an aggregate of 1,172,845 shares of our common stock at prices ranging from $0.59 to $2.60 per share, which expire at various dates October 2011 through October 2012;

•	warrants issued in connection with our private placement in December 2009 to purchase an aggregate of 2,127,786 shares of our common stock at prices ranging from $0.54 to $0.95 per share, which expire at various dates from December 2012 through June 2013;

•	warrants issued in connection with our private placement completed in September 2010 to purchase an aggregate of 170,180 shares of our common stock at price of $0.18 per share, which expire in September 2013;

•	warrants issued in connection with Short Term Payables to purchase an aggregate of 475,043 shares of our common stock at prices ranging from $0.61 to $0.5321 per share, which expire at various dates April 2019 through September 2019 (See Note 6 “Notes Payable — Short-term Note Payable” of the Notes to the Consolidated Financial Statements);

•	warrants issued in connection with our private placements in 2011 to purchase an aggregate of 20,437,034 shares of our common stock at prices from $0.03 to $0.65 per share expiring three to six years from the date of issuance.

•	warrants issued in connection with our private placements in 2012 to purchase an aggregate of 22,396,432 shares of our common stock at prices from $0.02 to $0.04 per share expiring three years from the date of issuance.

•	warrants issued in connection with Northstar forbearance agreement relating to our debt obligations in 2012 to purchase an aggregate of 20,000,000 shares of our common stock at prices from $0.014 to $0.02 per share expiring ten years from the date of issuance.

Recent Sales of Unregistered Securities

During 2012, we issued the following unregistered securities, all previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012:

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

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Purchases of Equity Securities

None.

Transfer Agent

Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004 acts as transfer agent for our common stock.

Item 6.  Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations (“MD&A”)

The following is management’s discussion and analysis (¦MD&A“) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words ”believes,“ ”anticipates,“ ”may,“ ”will,“ ”should,“ ”expect,“ ”intend,“ ”estimate,“ ”continue,“ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2011 or 2012.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated, March 28, 2013 in connection with the audit of our financial statements as of December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1 and Lipicell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

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

MyoCath Product Candidate

The MyoCath is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar injection catheter for the delivery of MyoCell to patients enrolled in the trial. We do not currently have any inventory of MyoCath catheters available for use in pre-clinical and clinical trials and none are currently in production. Although we are considering several contract manufacturers to produce additional inventory, we do not currently have any MyoCath catheters available for use by investigators in the MARVEL Trial or for sale for other pre-clinical and clinical uses.

We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

Results of Operations Overview

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties, (ii) fees associated with our assignment to ACS of our rights relating to the Primary MyoCath Patent, (iii) revenues generated from paid registry trials, (iv) revenues from the sale of our now discontinued tissue genesis system and related supplies and (v) revenues generated for providing cell culturing services under exclusive supply agreements. We did not generate significant revenue in 2012 and do not expect to do so in 2013. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2014.

We recognized revenues of $61,109 in 2012 compared to revenues of $17,475 in 2011. Our revenue in 2012 was generated from the sale of MyoCath catheters and laboratory services. Our revenues for 2011 were generated from the sale of MyoCath Catheters.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath.

Cost of sales was $1,070 in the twelve-month period ended December 31, 2012 compared to $694 in the twelve-months ended December 31, 2011. The decrease in cost of sales was due to the decrease in sales.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2012, we incurred aggregate research and development costs of approximately $64.7 million (unaudited) related to our product candidates We estimate that at least $48.4 million (unaudited) of these expenses relate to our preclinical and clinical development of MyoCell and at least $5.2 million of these expenses relate to our preclinical and clinical development of MyoCath.

During the third quarter 2009, we received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) were completed . As of December 31, 2012, of the $630,000, we still have an accrual of $54,000 for the completed contracts.

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

During 2012 and 2011, we recognized stock-based compensation expense of $76,674 and $409,314, respectively. The decrease in stock based compensation from 2011 to 2012 was primarily due a lower valuation for stock options granted to officers, consultants and key employees. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

Interest Expense

Interest expense in 2012 and 2011 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Revenue Recognition

Since inception, we have not generated any material revenues from our MyoCell product candidate. In accordance with Accounting standards Codification subtopic 605-10, Revenue Recognition (”ASC605-10“), our revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.

We initially recorded payments received by us pursuant to our agreements with ACS as deferred revenue. Revenues are recognized on a pro rata basis as the catheters are delivered pursuant to those agreements.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.  At December 31, 2012 and 2011, the Company did not have derivative instruments that were designated hedges.

Stock-based compensation

(Included in Accounting Standards Codification (”ASC“) 718 ”Share Based Payment“, previously SFAS No. 123(R) ”Accounting for stock based compensation“)

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (”APB“) Opinion No. 25. ”Accounting for Stock Issued to Employees“, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, ”Accounting for Stock-Based Compensation“, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2012, no stock options were committed to be issued to employees.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with generally accepted accounting principles in the United States of America. Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Elements of costs shall be identified with research and development activities as follows: The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred. Salaries, wages, and other related costs of personnel engaged in research and development activities shall be included in research and development costs. The costs of contract services performed by others in connection with the research and development activities of an enterprise, including research and development conducted by others in behalf of the enterprise, shall be included in research and development costs.

Depreciation

Depreciation is computed using the straight-line method over the assets’ expected useful lives.

Amortization

Deferred charges are amortized using the straight-line method over five and six years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Options and warrants issued

The Company allocates the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance. The amount allocated to the options and warrants is recorded as additional paid in capital.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Results of Operations

We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2015, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues

We recognized revenues of $61,109 in 2012, revenues generated from the sale of MyoCath Catheters and laboratory services. In 2011 we recognized revenues of $17,475, revenues generated from the sales of MyoCath Catheters.

Cost of Sales

Cost of sales was $1,070 in 2012 and $694 in 2011. Decrease in cost of sales was due to the decrease in sales.

Research and Development

Research and development expenses were $0.4 million in 2012, a decrease of $0.1 million from research and development expenses of $0.5 million in 2011. The decrease was primarily attributable to a reduction in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See ”- Existing Capital Resources and Future Capital Requirements“ and Item 1A. ”Risk Factors—We will need to secure additional financing in 2013 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

Marketing, General and Administrative

Marketing, general and administrative expenses were $2.2 million in 2012, an increase of $0.1 million from marketing, general and administrative expenses of $2.1 million in 2011. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in legal fees, salaries, bonuses and insurance expenses.

Interest Expense

Interest expense was $1.6 million in 2012 compared to interest expense of $2.0 million in 2011. Interest incurred on the principal amount of our outstanding loans and interest and fees earned by the guarantors totaled approximately $543,000 in 2012 and $819,000 million in 2011. Amortization of deferred loan costs and amortization of the fair value of warrants issued in connection with the BlueCrest, Bank of America and other loans totaled approximately $1,165,430 in 2012, compared to $1,194,000 in 2011.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2012, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1.1 million in 2012 as compared to $1.7 million of cash used in 2011. Our use of cash for operations in 2012 reflected a net loss generated during the period of $4.0 million, adjusted for non-cash items such as stock-based compensation of $76,674, amortization of debt discounts associated with our convertible notes of $468,581, amortization of the fair value of warrants granted in connection with the BlueCrest loan and Bank of America loan of $95,291, amortization of loan costs incurred in connection with the BlueCrest loan and Bank of America loan of $927 and non-cash interest payments of $93,209 and depreciation expense of $14,589. A decrease in prepaid and other current assets of $8,295, an increase in accrued expenses of $1,481,902, a decrease in inventory of $749, a decrease in receivables of $2,153 and an increase in accounts payable of $324,264 contributed to our use of operating cash in 2012.

Investing Activities

Net cash used in investing activities was $933 in 2012 and $0 in 2011.

Financing Activities

Net cash provided by financing activities was $1.1 million in 2012 as compared to $1.7 million in 2011. In 2012 ,we sold, in a private placement, shares of common stock and warrants for aggregate net cash proceeds of approximately $0.6 million. In addition, we received an aggregate of $411,000 related party loans and advances and $63,000 from issuance of notes payable.

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

At December 31, 2012, we had cash and cash equivalents totaling $-0-; our working capital deficit as of such date was $14.6 million. Our independent registered public accounting firm has issued its report dated March 28, 2013 in connection with the audit of our financial statements as of December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2012, we had $5.7 million in outstanding loans.

On April 30, 2012, we were informed that Northstar assumed all amounts outstanding under the BlueCrest loan. On April 30, 2012, Northstar agreed with us to extend until May 1, 2012 the initial payment date for any and all required monthly payments and payable with respect to the BlueCrest loan and to waive any and all defaults and/or events of default with respect to such payments. We are currently in discussions regarding certain additional amendments to the terms of the loan.

On November 2, 2011, we entered into a Standby Equity Distribution Agreement, or the SEDA, with Greystone Capital Partners, or GCP. Pursuant to the SEDA’s terms, we may, at our sole discretion and upon giving written notice to GCP, each an “Advance Notice”, periodically sell shares of our common stock to GCP. For each share of Common Stock purchased under the SEDA, GCP will pay us an amount, referred to as the “Purchase Price”, that is eighty percent (80%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the SEDA) immediately subsequent to the date of the relevant Advance Notice. We are not obligated to sell any shares of common stock to GCP but may, over the term of the SEDA and in our sole discretion, sell to GCP that number of shares of common stock valued at the Purchase Price from time to time in effect that equals up to one million dollars ($1,000,000) in the aggregate. GCP’s obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including (i) periodic sales of shares of our common stock to GCP must be separated by a time period equal to five Trading Days, and (ii) the amount of any individual periodic sale designated by us in any Advance Notice shall not exceed fifty percent (50%) of the average weekly volume of shares of our common stock traded during the two (2) week period immediately prior to an Advance Notice, where a “week” is five (5) consecutive Trading Days. GCP’s obligations under the SEDA are not transferable.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of March 26, 2012

Mike Tomas	47	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	89	Director, Chairman of the Board
Richard T. Spencer	77	Director *
Mark P. Borman	58	Director
Charles A. Hart	52	Director
Sam Ahn	59	Director
Kristin Comella	35	Director*, Chief Scientific Officer

*	On March 12, 2013, Richard T. Spencer III resigned as a member of the Board of Directors. On March 12, 2013, Kristin Comella was appointed to serve as a member of our Board of Directors to serve until the next annual meeting, her earlier resignation or death.

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have six directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

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

Today Mr. Tomas sits on the boards of Perimeter Internetworking (SaaS providing secure transfer of information for medical and financial institutions) and Avisena (revenue cycle management for medical practices). Mr. Tomas is also the current chairman of the Global Entrepreneurship Center at Florida International University and a founding coach/mentor at the University of Miami’s Launch Pad at the Toppel Center. Mr. Tomas holds a Masters of Business Administration from the University of Miami and a Bachelor’s degree from Florida International University.

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

Mr. Spencer was Chief Operating Officer and held other executive positions with World Medical from 1993 to January 1999. Mr. Spencer received a B.A. in Economics in 1959 from the University of Michigan. He has studied business theory, case studies and financial management while attending executive programs at the Stanford University School of Business, the University of Pennsylvania’s Wharton School of Business and the Clemson University School of Business. Between his University of Michigan studies and embarking on a career in healthcare, Mr. Spencer served in Europe with the U.S. Army Counter Intelligence Corps as a military intelligence analyst with top secret security clearance. Mr. Spencer is also the founder and a member of the board of directors of Viacor, Inc., a private company that is developing techniques for the percutaneous repair of heart mitral valves. On March 12, 2013, Richard T. Spencer III resigned as a member of the Board of Directors.

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

Sam Ahn. Dr. Ahn previously served as a member of the Company’s Board of Directors from January 2001 thru September 2008. Dr Ahn was one of the early pioneers in developing the field of endovascular surgery by coordinating and leading the first endovascular training courses in the US and Europe as well as developing some of the endovascular devices and techniques currently in clinical use today. He is a former Professor of Surgery in the Division of Vascular Surgery at UCLA, where he was also the Director of the Endovascular Surgery Program. In 2006 Dr. Ahn founded Vascular Management Associates, Inc., a consulting and management firm that sets up outpatient endovascular centers across the US. VMA has set up 8 such sites to date and is on track to set up two more this year. In 2008, he co-founded Wright-Ahn Technology, LLC, to develop and commercialize endovascular devices. In 2009, he co-founded MediBank International, LLC, a global healthcare IT Company. Dr. Ahn graduated from the University of Texas, Southwestern Medical School in Dallas, and received his general and vascular surgical residency training at UCLA. He also earned his MBA from the UCLA Anderson School of Management in August, 2004. Dr. Ahn sits on five vascular journal editorial boards, and has published over 120 peer-reviewed manuscripts, 50 book chapters, and five textbooks, including the first and definitive textbook on Endovascular Surgery. During the past eighteen years he has consulted for over 50 biomedical companies, both new and established, and has authored over 15 patents.

Kristin Comella. Ms. Comella was appointed Chief Scientific Officer in September 2010. Ms. Comella has served as our Vice President of R&D and Corporate Development since December 2008 and has played a major role in managing our product development, manufacturing and quality systems since joining Bioheart in 2004. Ms. Comella has 12 years of industry experience with expertise in regenerative medicine, training and education, research and product development, and currently serves on multiple advisory boards in the stem cell arena. Ms. Comella has over ten years of cell culturing experience including building and managing the stem cell laboratory at Tulane University’s Center for Gene Therapy and developing stem cell therapies for osteoarthritis at Osiris Therapeutics. Ms. Comella holds an M.S. in Chemical Engineering from The Ohio State University and a B.S. in Chemical Engineering from the University of South Florida. On March 12, 2013, Kristin Comella was appointed to serve as a member of our Board of Directors.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company and on written representations from certain Reporting Persons that no Forms 5 were required, the Company believes that the Reporting Persons have complied on a timely basis with reporting requirements applicable to them for transactions during 2012.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy and Mr. Hart. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2012 and 2011, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2012, or the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)		Total ($)
Mike Tomas (1)	2012	247,585	100,000	(7)
President, Chief Executive Officer	2011	230,599	40,000	(2)	270,599
Catherine Sulawaske-Guck (4)	2012	42,599	—		—
Former Chief Operating Officer	2011	108,892	20,000	(3)	128,892
Kristin Comella (6)	2012	105,671	15,000	(5)
Chief Scientific Officer	2011	106,204	20,000	(3)	126,204

(1)	Mr. Tomas was appointed Chief Executive Officer & President on June 18, 2010.

(2)	Amounts reflects the fair value of stock options granted in 2011.

(3)	Represents 2010 expensed fair value of options to purchase 500,000 shares of our common stock granted September 18, 2010, with an exercise price of $0.50 per share, vesting in four equal installments on each of June 18, 2011, June 18, 2012, June 18, 2013 and June 18, 2014.

(4)	Ms. Sulawske-Guck was appointed Chief Operating Officer on July 1, 2010 and was terminated on March 20, 2012.

(5)	Represents 2010 expensed fair value of options to purchase 22,584 shares of our common stock granted February 10, 2010, with an exercise price of $0.68 per share, vesting in four equal installments on each of February 10, 2011, February 10, 2012, February 10, 2013 and February 10, 2014.

(6)	Ms. Comella was appointed Chief Scientific Officer on September 24, 2010.

(7)	Represents the fair value of options to purchase 500,000 shares of our common stock granted on January 16, 2012, with an exercise price of $0.10 per share, vesting in vesting in four equal installments on each of January 16, 2013, January 16, 2014, January 16, 2015 and January 16, 2016 and the fair value of options to purchase 2,000,000 shares of our common stock granted on August 6, 2012, with an exercise price of $0.03 per share, vesting in vesting in four equal installments on each of August 6, 2013, August 6, 2014, August 6, 2015 and August 6, 2016

Our Stock Option Plans

In December 1999, our Board of Directors and shareholders adopted our 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as “the Plans”. The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010 the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

In July 2008, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart Omnibus Equity Compensation Plan, or the “Omnibus Plan. The establishment of the Omnibus Plan was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 30, 2008. Pursuant to the Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 5,000,000 shares of common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2011, an option to purchase 500,000 shares of our common stock has been issued under the Omnibus Plan. As of December 31, 2012, an option to purchase 3,500,000 shares of our common stock has been issued under the Omnibus Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

	Number of Securities Underlying Unexercised Options and Warrants		Option Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	—	500,000	0.10	1/16/2022
	—	1,000,000	0.03	8/6/2022
Mike Tomas	250,000	250,000	0.50	06/18/2020
	125,000	375,000	0.10	08/12/2021
Kristin Comella	—	500,000	0.03	8/6/2022
	12,356	—	0.71	08/31/2014
	24,712	—	0.71	02/19/2015
	618	—	0.71	12/30/2015

	Number of Securities Underlying Unexercised Options and Warrants		Option Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
	9,267	—	0.71	04/18/2016
	6,178	—	0.71	01/01/2017
	6,500	—	0.71	10/16/2017
	19,700	—	0.71	01/09/2019
	2,218	738	0.74	03/13/2019
	22,500	7,500	0.85	05/28/2019
	62,500	187,500	0.10	08/21/2021

Option Exercises

In 2012 and 2011, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

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

Director Compensation

As of December 31, 2012, we had six non-employee directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Employment Agreements

As of this time, there are no employment agreements with any named executive officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership(1) of our common stock as of March 26, 2013, based on an aggregate of 718,017,017common shares issued and outstanding and 41,240,542 shares issuance upon the conversion of securities, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of Bioheart and by all of our directors and named executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Mike Tomas, President, CEO and Director	419,738	(1)	*

Kristin Comella, Chief Scientific Officer and Director	175,578	(2)	*

William P. Murphy, Director***	13,407,272	(3)	1.7

Charles A. Hart, Director***	8,152,580	(4)	1.1

Sam Ahn, Director***	18,814,889	(5)	2.4

Mark P. Borman, Director	270,485	(6)	*

All officers and directors as a group (6 persons)	41,240,542		5.4

*	less than 1%

**	On March 12, 2013, Richard T. Spencer III resigned as a member of the Board of Directors.

***	Excludes Northstar Biotechnology Group, LLC (”Northstar“), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart.

(1)	(i) Shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power.(ii) 250,000 and 125,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.50 and $0.10 per share, respectively

(2)	Includes (i) 88,360 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.71 per share (ii) 2,218 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.74 per share (iii) 22,500 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.85 per share (iv) 62,500 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.10 per share

(3)	Shares are directly owned by trusts controlled by Dr. Murphy and his spouse. Includes (i) 12,356 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share,

(ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share , (iv) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.21 per share, (v) 300,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.07 per share, and , (vi) 27,000 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.70 per share, (vii) 69,503 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.69 per share, (viii) 3,079,540 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.18 per share, (ix) 162 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.65 per share, (x) 1,666,670 shares issuable upon exercise of presently exercisable warrants at an exercise price of $0.06 per share.

(4)	Consists of (i) 129,734 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.68 per share, (v) 40,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.21 per share and (vi) 100,000 shares issuable upon exercise of presently exercisable stock options at an exercise price of $0.07 per share.

(5)	Includes (i) 20,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.68 per share, (ii) 50,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.92 per share, (iii) 40,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.21 per share, (iv) 460,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, and (v) 428,100 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.18 per share.

(6)	Includes (i) 67,956 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.67 per share, (ii) 6,178 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $7.69 per share, (iii) 35,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $5.25 per share, (iv) 10,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.21 per share, (v) 100,000 shares issuable upon the exercise of presently exercisable stock options at an exercise price of $0.07 per share, (vi) 34,752 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $7.69 per share, (vii) 209,508 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.14 per share, (viii) 221,680 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.15 per share, (ix) 497,373 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.65 per share (x) 5,500,000 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.02 per share and (xi) 542,100 shares issuable upon the exercise of presently exercisable warrants at an exercise price of $0.06 per share.

DESCRIPTION OF SECURITIES

On February 4, 2013, effective with the filing of the amendment to the Company’s Articles of Incorporation with the Florida Secretary of State (confirmed as filed on February 11, 2013), the Company amended its Articles of Incorporation to increase the authorized shares of capital stock of the Company to nine hundred and seventy million (970,000,000) shares of capital stock consisting of nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

COMMON STOCK

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board of directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our board of directors.

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, and all shares being offered by this prospectus will be, fully paid and not liable to further calls or assessment by the Company.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. Subsequently, 20,000,000 shares were designated as Series A Preferred Stock.

The Series A Preferred Stock collectively has voting rights equal to 20 votes on all matters presented to be voted by the holders of common stock per share of preferred stock and the right to convert to one share of common stock for each share of preferred stock. Northstar Biotechnology Group, LLC was issued an aggregate of 20,000,000 shares of Series A Preferred Stock.

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

We are incorporated under the laws of the State of Florida. Our articles of incorporation require us to indemnify and limit the liability of directors to the fullest extent permitted by the Florida Business Corporation Act, or the ”FBCA“, as it currently exists or as it may be amended in the future.

Pursuant to the FBCA, a Florida corporation may indemnify any person who may be a party to any third party proceeding by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another entity, against liability incurred in connection with such proceeding (including any appeal thereof) if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

In addition, in accordance with the FBCA, a Florida corporation is permitted to indemnify any person who may be a party to a derivative action if such person acted in any of the capacities set forth in the preceding paragraph, against expenses and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expenses of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding (including appeals), provided that the person acted under the standards set forth in the preceding paragraph. However, no indemnification shall be made for any claim, issue, or matter for which such person is found to be liable unless, and only to the extent that, the court determines that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

Any indemnification made under the above provisions, unless pursuant to a court’s determination, may be made only after a determination that the person to be indemnified has met the standard of conduct described above. This determination is to be made by a majority vote of a quorum consisting of the disinterested directors of the board of directors, by duly selected independent legal counsel, or by a majority vote of the disinterested shareholders. The board of directors also may designate a special committee of disinterested directors to make this determination. Notwithstanding the foregoing, a Florida corporation must indemnify any director, officer, employee or agent of a corporation who has been successful in the defense of any proceeding referred to above.

Generally, pursuant to the FBCA, a director of a Florida corporation is not personally liable for monetary damages to our company or any other person for any statement, vote, decision, or failure to act, regarding corporate management or policy, unless: (a) the director breached or failed to perform his duties as a director; and (b) the director’s breach of, or failure to perform, those duties constitutes (i) a violation of criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful, (ii) a transaction from which the director derived an improper personal benefit, either directly or indirectly, (iii) an approval of an unlawful distribution, (iv) with respect to a proceeding by or in the right of the company to procure a judgment in its favor or by or in the right of a shareholder, conscious disregard for the best interest of the company, or willful misconduct, or (v) with respect to a proceeding by or in the right of someone other than the company or a shareholder, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety, or property. The term ”recklessness,“ as used above, means the action, or omission to act, in conscious disregard of a risk: (a) known, or so obvious that it should have been known, to the directors; and (b) known to the director, or so obvious that it should have been known, to be so great as to make it highly probable that harm would follow from such action or omission.

Furthermore, under the FBCA, a Florida corporation is authorized to make any other further indemnification or advancement of expenses of any of its directors, officers, employees or agents under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both for actions taken in an official capacity and for actions taken in other capacities while holding such office. However, a corporation cannot indemnify or advance expenses if a judgment or other final adjudication establishes that the actions of the director, officer, employee, or agent were material to the adjudicated cause of action and the director, officer, employee, or agent (a) violated criminal law, unless the director, officer, employee, or agent had reasonable cause to believe his or her conduct was unlawful, (b) derived an improper personal benefit from a transaction, (c) was or is a director in a circumstance where the liability for unlawful distributions applies, or (d) engaged in willful misconduct or conscious disregard for the best interests of the corporation in a proceeding by or in right of the corporation to procure a judgment in its favor.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

We maintain a liability insurance policy, pursuant to which our directors and officers may be insured against liability they incur for serving in their capacities as directors and officers of our company, including liabilities arising under the Securities Act or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed hereby in the Securities Act and we will be governed by the final adjudication of such issue.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

On February 29, 2012, the Note issued to BlueCrest Master Fund Limited (as described above) was assigned to Northstar Biotechnology Group, LLC (”Northstar“), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267.

On March 30, 2012, the Company and Northstar agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. As of September 30, 2012, the Company was in default, however, subsequent to September 30, 2012, the Company renegotiated the terms of the note, Northstar has agreed to suspend the requirement of principal payments by the Company and allow payment of interest-only in restricted stock.

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement whereby the Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights. As of December 31, 2012, the principle of this note was $601,227.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

Effective October 1, 2012, the effective interest rate will be 12.85% per annum.

In connection with the consideration paid, Northstar shall waive, from the effective date through the earlier of termination or expiration of the agreement, or satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock was been issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). Subsequently, in consideration for continuing to forbear the Note, Northstar was to be issued an additional 15,000,000 shares of Series A Convertible Preferred Stock.

Subordinated debt, related party

As of December 31, 2012 and 2011, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

Officer and Director Notes

At December 31, 2012 and 2011, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until Northstar loan is paid off.

Item 14.  Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

In December of 2012, Bioheart engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2012 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by our independent registered public accounting firms are as follows:

Types of Fees	2012	2011
Audit Fees (1)	$65,500	$85,000
Audit Related Fees	—	—

Tax Fees	—	—
All Other Fees	—	—

(1)	This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual consolidated financial statements or the reviews of the interim financial statements.

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

(ii) Audit-Related Services: Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence related to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as ”Audit Services,“ assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities, financial audits of employee benefit plans, agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8. ”Financial Statements and Supplementary Data“ for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009

4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino

10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.

10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(28)	Subordination Agreement, dated July 8, 2011.
10.58(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(29)	Subordination Agreement, dated August 1, 2011.
10.61)(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(30)	Subordination Agreement, dated September 1, 2011.
10.64(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(31)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(31)	Subordination Agreement, dated October 1, 2011.
10.67(30)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(30)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(30)	Subordination Agreement, dated September 28, 2011
10.70(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(33)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(33)	Subordination Agreement, dated November 1, 2011.
10.73(34)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(35)	Form of Partial Assignment and Modification Agreement.
10.75(35)	Form of Subordination Agreement.
10.76(36)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.77(37)	Registration Rights Agreement dated as of November 2, 2011.
10.78*	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.79*	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012
10.80*	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.81*	Unsecured Convertible Promissory Note for $125,000, with IBC Funds, LLC, dated January 10, 2013
10.82*	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 23, 2013
10.83*	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 27, 2013
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics

23.1*	Consent of Fiondella, Milone, LaSaracina LLP
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the ”SEC“) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 4, 2012
(34)	Incorporated by reference to the Company Current Report on Form 10-K filed with the SEC on April 12, 2012
(35)	Incorporated by reference to the Company Current Report on Form 10-Q filed with the SEC on May 14, 2012
(36)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 26, 2012
(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 1,, 2012
(38)	Incorporated by reference to the Company Current Report on Form 10-Q filed with the SEC on August 14, 2012
(39)	Incorporated by reference to the Company Current Report on Form 10-Q/A filed with the SEC on November 09, 2012
(40)	Incorporated by reference to the Company Current Report on Form 10-Q filed with the SEC on November 14, 2012
(41)	Incorporated by reference to the Company Current Report on Form Pre-14C filed with the SEC onDecember 18, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By: /s/ Mike Tomas Mike Tomas Chief Executive Officer & President

Dated: March 28, 2013

By: /s/ Mike Tomas Mike Tomas Chief Financial Officer (Principal Accounting Officer)

Dated: March 28, 2013

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

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D. William P. Murphy, Jr., M.D.	Chairman of the Board	March 28, 2013

/s/ Mike Tomas Mike Tomas	Chief Executive Officer, Chief Financial officer, & Director	March 28, 2013

/s/ Mark P. Borman Mark Borman	Director	March 28, 2013

/s/ Kristin Comella Kristin Comella	Director	March 28, 2013

/s/ Charles A. Hart Charles A. Hart	Director	March 28, 2013

/s/ Samuel S. Ahn, MD, MBA Samuel S. Ahn, MD, MBA	Director	March 28, 2013

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
23.1	Consent of Fiondella, Milone, LaSaracina, LLP
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORM 10-K—ITEM 8
BIOHEART, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2012	F-4

Consolidated Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2012	F-12

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bioheart, Inc. 13794 NW 4th Street, Suite 212,
Sunrise, Florida 33325

We have audited the accompanying balance sheets of Bioheart, Inc. and its wholly owned subsidiaries (the ”Company“) (a development stage company) as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. and its wholly owned subsidiaries (a development stage enterprise) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years ended December 31, 2012.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $115,037,724 since inception. In addition, as of December 31, 2012 the Company’s current liabilities exceed its current assets by $14,040,822. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone and LaSaracina LLP

Glastonbury, Connecticut

March 28, 2013

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$—	$36,828
Accounts receivable, net	1,342	3,495
Inventory	62,953	63,702
Prepaid and other	41,533	49,828
Total current assets	105,828	153,853

Property and equipment, net	1,820	15,476

Other assets	54,662	99,164

Total assets	$162,310	$268,493

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$89	$—
Accounts payable	2,618,567	2,377,807
Accrued expenses	5,364,017	3,882,115
Advances, related party	867,492	456,000
Deferred revenue	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	966,227	365,000
Notes payable, net of debt discount	2,364,972	3,232,762
Total current liabilities	14,146,650	12,278,970

Derivative liability	611,227	—

Stockholders’ deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized, -0- issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, par value $0.001; 195,000,000 shares authorized, 182,062,802 and 95,625,236 shares issued and outstanding as of December 31, 2012 and 2011, respectively	182,063	95,625
Additional paid in capital	100,260,094	98,915,155
Deficit accumulated during development stage	(115,037,724)	(111,021,257)
Total stockholders’ deficit	(14,595,567)	(12,010,477)

Total liabilities and stockholders’ deficit	$162,310	$268,493

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		From August 12, 1999 (date of Inception) to
	2012	2011	December 31, 2012
			(Unaudited)
Revenue	$61,109	$17,475	$1,269,640
Cost of sales	1,070	694	551,904
Gross profit	60,039	16,781	717,736

Operating expenses:
Research and development	401,941	465,461	64,693,052
Marketing, general and administrative	2,178,352	2,126,546	36,837,836
Impairment of investment	—	58,695	58,695
Depreciation and amortization	14,589	31,963	897,914
Total operating expenses	2,594,882	2,682,665	102,487,497

Net loss from operations	(2,534,843)	(2,665,884)	(101,769,761)

Other income (expenses):
Development revenues	—	—	117,500
Gain on change of fair value of derivative liability	119,795	(25,026)	94,769
Interest income	—	—	762,277
Other income	18,234	7,277	271,065
Interest expense	(1,619,653)	(2,013,404)	(14,513,574)
Total other income (expenses)	(1,481,624)	(2,031,153)	(13,267,963)

Net loss before income taxes	(4,016,467)	(4,697,037)	(115,037,724)

Income taxes (benefit)	—	—	—

Net Loss	$(4,016,467)	$(4,697,037)	$(115,037,724)

Net loss per common share, basic and diluted	$(0.03)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	146,463,828	57,089,902

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, August 12, 1999 (date of inception) (Unaudited)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	4,324,458	4,324	395,676	—	—	—	400,000
Stock based compensation	—	—	—	—	98,000	(98,000)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	49,000	—	—	49,000
Net loss	—	—	—	—	—	—	—	(903,290)	(903,290)
Balance, December 31, 1999 (Unaudited)	—	—	4,324,458	4,324	493,676	(49,000)	—	(903,290)	(454,290)
Issuance of common stock, net of issuance costs of $61,905	—	—	1,493,575	1,494	9,607,201	—	—	—	9,608,695

Stock based compensation	—	—	—	—	2,559,000	(2,559,000)	—	—	—
Fair value of warrants issued in exchange for licenses and intellectual property	—	—	—	—	5,220,000	—	—	—	5,220,000
Amortization of stock based compensation	—	—	—	—	—	1,080,692	—	—	1,080,692
Contributed capital	—	—	—	—	1,050,000	—	—	—	1,050,000
Common stock issued in exchange for services	—	—	7,964	8	51,993	—	—	—	52,001
Net loss	—	—	—	—	—	—	—	(14,113,933)	(14,113,933)

Balance, December 31, 2000 (Unaudited)	—	—	5,825,997	5,826	18,981,870	(1,527,308)	—	(15,017,223)	2,443,165
Issuance of common stock, net of issuance costs of $98,996	—	—	985,667	986	6,282,018	—	—	—	6,283,004
Stock based compensation	—	—	—	—	779,000	(779,000)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,523,000	—	—	1,523,000
Conversion of contributed capital to common stock	—	—	81,084	81	(81)	—	—	—	—
Common stock issued in exchange for services	—	—	8,291	8	53,993	—	—	—	54,001
Net loss	—	—	—	—	—	—	—	(8,173,464)	(8,173,464)
Balance, December 31, 2001 (Unaudited)	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$(23,190,687)	$2,129,706

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2001 (Unaudited)	—	$—	6,901,039	$6,901	$26,096,800	$(783,308)	$—	$(23,190,687)	$2,129,706
Issuance of common stock	—	—	1,092,883	1,093	7,075,105	—	—	—	7,076,198
Stock based compensation	—	—	—	—	143,521	(143,521)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	613,083	—	—	613,083
Common stock issued in exchange for services	—	—	35,137	35	227,468	—	—	—	227,503
Net loss	—	—	—	—	—	—	—	(9,257,954)	(9,257,954)
Balance, December 31, 2002 (Unaudited)	—	—	8,029,059	8,029	33,542,894	(313,746)	—	(32,448,641)	788,536
Issuance of common stock	—	—	561,701	562	3,181,712	—	—	—	3,182,274
Stock based compensation	—	—	—	—	(155,893)	155,893	—	—	—
Amortization of stock based compensation	—	—	—	—	—	79,371	—	—	79,371
Common stock issued in exchange for services	—	—	144,300	144	823,743	—	—	—	823,887
Net loss	—	—	—	—	—	—	—	(6,037,528)	(6,037,528)
Balance, December 31, 2003 (Unaudited)	—	—	8,735,060	8,735	37,392,456	(78,482)	—	(38,486,169)	(1,163,460)
Issuance of common stock	—	—	808,570	809	4,580,104	—	—	—	4,580,913
Stock based compensation	—	—	—	—	637,858	(637,858)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	148,812	—	—	148,812
Common stock issued in exchange for services	—	—	17,004	17	96,314	—	—	—	96,331
Net loss	—	—	—	—	—	—	—	(5,519,151)	(5,519,151)
Balance, December 31, 2004 (Unaudited)	—	—	9,560,634	9,561	42,706,732	(567,528)	—	(44,005,320)	(1,856,555)
Issuance of common stock, net of issuance costs of $32,507	—	—	1,994,556	1,994	11,265,560	—	—	—	11,267,554
Issuance of common stock in lieu of cash compensation	—	—	1,210	1	6,852	—	—	—	6,853
Stock based compensation	—	—	—	—	1,566,147	(1,566,147)	—	—	—
Amortization of stock based compensation	—	—	—	—	—	1,952,350	—	—	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	—	—	95,807	96	542,691	—	—	—	542,787
Net loss	—	—	—	—	—	—	—	(7,326,557)	(7,326,557)
Balance, December 31, 2005 (Unaudited)	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2005 (Unaudited)	—	$—	11,652,207	$11,652	$56,087,982	$(181,325)	$—	$(51,331,877)	$4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123 (R)	—	—	—	—	(181,325)	181,325	—	—	—
Issuance of common stock, net of issuance costs of $100,038	—	—	1,069,699	1,069	8,123,623	—	—	—	8,124,692
Equity instruments issued in connection with settlement agreement	—	—	47,657	48	3,294,381	—	—	—	3,294,429
Common stock issued in exchange for services	—	—	2,903	3	16,440	—	—	—	16,443
Common stock issued in exchange for distribution rights and intellectual property	—	—	13,006	13	99,984	—	—	—	99,997
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	144,867	—	—	—	144,867
Stock based compensation	—	—	—	—	1,224,430	—	—	—	1,224,430
Net loss	—	—	—	—	—	—	—	(13,180,646)	(13,180,646)
Balance, December 31, 2006 (Unaudited)	—	—	12,785,472	12,785	68,810,382	—	—	(64,512,523)	4,310,644
Issuance of common stock, net of issuance costs of $150,000	—	—	529,432	530	3,920,186	—	—	—	3,920,716
Exercise of stock options	—	—	31,955	32	181,008	—	—	—	181,040
Warrants issued in connection with notes payable	—	—	—	—	3,162,488	—	—	—	3,162,488
Warrants issued in exchange for services	—	—	—	—	30,559	—	—	—	30,559
Warrants issued in exchange for licenses and intellectual property	—	—	—	—	48,289	—	—	—	48,289
Shares issued in connection with reverse stock split	—	—	279	—	—	—	—	—	—
Stock based compensation	—	—	—	—	931,233	—	—	—	931,233
Net loss	—	—	—	—	—	—	—	(18,067,084)	(18,067,084)
Balance, December 31, 2007 (Unaudited)	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$(82,579,607)	$(5,482,115)

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2007 (Unaudited)	—	$—	13,347,138	$13,347	$77,084,145	$—	$—	$(82,579,607)	$(5,482,115)
Initial public offering of common stock, net of offering costs of $4,327,171	—	—	1,100,000	1,100	1,446,729	—	—	—	1,447,829
Issuance of common stock, net of issuance costs of $24,325	—	—	1,230,280	1,230	2,117,275	—	—	—	2,118,505
Stock based compensation	—	—	—	—	1,320,995	—	—	—	1,320,995
Warrants issued in exchange for services	—	—	—	—	251,850	—	—	—	251,850
Warrants issued in exchange for notes payable	—	—	—	—	168,387	—	—	—	168,387
Warrants issued in connection with settlement agreement	—	—	—	—	87,200	—	—	—	87,200
Exercise of stock options	—	—	61,778	62	79,014	—	—	—	79,076
Net loss	—	—	—	—	—	—	—	(14,149,401)	(14,149,401)
Balance, December 31, 2008 (Unaudited)	—	—	15,739,196	15,739	82,555,595	—	—	(96,729,008)	(14,157,674)
Issuance of common stock, net of issuance costs of $13,664	—	—	2,680,230	2,682	1,857,140	—	—	—	1,859,822
Subscription receivable	—	—	85,090	85	59,451	—	(59,536)	—	—
Stock based compensation	—	—	—	—	296,838	—	—	—	296,838
Common stock in exchange for services	—	—	45,000	45	45,855	—	—	—	45,900
Common stock issued in connection with the settlement of accounts payable	—	—	519,460	519	456,275	—	—	—	456,794
Common stock issued in connection with issuance of note payable	—	—	320,000	320	297,681	—	—	—	298,001
Common stock issued upon conversion of notes payable	—	—	606,708	606	261,618	—	—	—	262,224
Warrants issued in connection with notes payable	—	—	—	—	1,913,487	—	—	—	1,913,487
Exercise of stock options	—	—	40,000	40	31,960	—	—	—	32,000
Net loss	—	—	—	—	—	—	—	(4,435,756)	(4,435,756)
Balance, December 31, 2009 (Unaudited)	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$(101,164,764)	$(13,428,364)

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2009 (Unaudited)	—	$—	20,035,684	$20,036	$87,775,900	$—	$(59,536)	$(101,164,764)	$(13,428,364)
Issuance of common stock, net of issuance costs of $2,950	—	—	11,334,705	11,335	2,328,929		59,536	—	2,399,800
Subscription receivable	—	—	20,000	20	3,780	—	(3,800)	—	—
Stock based compensation	—	—	—	—	248,457	—	—	—	248,457
Common stock in exchange for services	—	—	529,520	529	359,503	—	—	—	360,032
Common stock issued in connection with settlement of accounts payable	—	—	831,526	831	411,829	—	—	—	412,660
Common stock issued in connection with bank guarantor liabilities	—	—	4,794,430	4,794	2,960,576	—	—	—	2,965,370
Warrants issued in connection with notes payable	—	—	—	—	185,307	—	—	—	185,307
Net loss	—	—	—	—	—	—	—	(5,159,456)	(5,159,456)
Balance, December 31, 2010 (Unaudited)	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$(106,324,220)	$(12,016,194)

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2010 (Unaudited)	—	$—	37,545,865	$37,545	$94,274,281	$—	$(3,800)	$(106,324,220)	$(12,016,194)
Cancellation of previously issued shares	—	—	(3,450)	(3)	3	—	—	—	—
Proceeds from common stock subscription	—	—	—	—	—	—	3,800	—	3,800
Common stock issued in exchanged of options exercised	—	—	1,982,995	1,983	(351)	—	—	—	1,632
Common stock in exchange for services	—	—	1,000,000	1,000	114,035	—	—	—	115,035
Common stock issued upon conversion of notes payable	—	—	27,120,856	27,121	1,514,988	—	—	—	1,542,109
Common stock in connection with settlement agreement	—	—	4,521,700	4,522	312,997	—	—	—	317,519
Issuance of common stock, net of issuance costs of $40,000	—	—	22,184,540	22,184	1,402,616	—	—	—	1,424,800
Common stock issued in settlement of related party advance	—	—	1,272,730	1,273	138,727	—	—	—	140,000
Stock based compensation	—	—	—	—	409,314	—	—	—	409,314
Beneficial conversion feature connection with issuance of convertible note	—	—	—	—	748,545	—	—	—	748,545
Net loss	—	—	—	—	—	—	—	(4,697,037)	(4,697,037)
Balance, December 31, 2011	—	$—	95,625,236	$95,625	$98,915,155	$—	$—	$(111,021,257)	$(12,010,477)

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010 (Unaudited)

	Preferred stock		Common stock		Additional Paid in	Deferred	Subscription	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2011	—	$—	95,625,236	$95,625	$98,915,155	$—	$—	$(111,021,257)	$(12,010,477)
Issuance of common stock	—	—	24,085,718	24,085	485,715	—	—	—	509,800
Common stock issued for services	—	—	952,851	953	33,647	—	—	—	34,600
Common stock issued under put agreement	—	—	8,947,859	8,948	141,052	—	—	—	150,000
Common stock issued upon conversion of notes payable	—	—	51,751,138	51,752	668,462				720,214
Common stock issued for accrued liabilities			700,000	700	13,300	—	—	—	14,000
Stock based compensation	—	—	—	—	76,674	—	—	—	76,674
Fair value of warrants issued in connection with forbearance agreement	—	—	—	—	119,023	—	—	—	119,023
Beneficial conversion feature connection with issuance of convertible note	—	—	—	—	234,739	—	—	—	234,739
Reclassify committed common shares in excess of authorized amount to liability	—	—	—	—	(427,663)	—	—	—	(427,663)
Net loss	—	—	—	—	—	—	—	(4,016,467)	(4,016,467)
Balance, December 31, 2012	—	$—	182,062,802	$182,063	$100,260,094	$—	$—	$(115,037,724)	$(14,595,567)

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From August 12, 1999 (date of Inception) to
	2012	2011	December 31, 2012
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,016,467)	$(4,697,037)	$(115,037,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,589	31,963	897,914
Bad debt expense	—	1,266	166,266
Discount on convertible debt	468,581	880,763	1,611,568
(Gain) loss on change in fair value of derivative liability	(119,795)	25,026	(94,769)
Non cash payment of interest	93,209	177,901	271,110
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	95,291	278,213	5,437,604
Amortization of loan costs	927	12,207	1,228,717
Warrants issued in exchange for services	—	—	285,659
Warrants issued in exchange for forbearance agreement	430,213	—	430,213
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	—	101,434	756,816
Common stock issued in exchange for services	34,600	125,005	1,482,522
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	76,674	409,314	9,951,002
(Increase) decrease in:
Receivables	2,153	(3,495)	(2,607)
Inventory	749	89,915	(62,954)
Prepaid and other current assets	8,295	(25,476)	(51,502)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	324,264	301,136	3,259,679
Accrued expenses	1,491,441	597,961	6,738,244
Deferred revenue	—	—	465,287
Net cash used in operating activities	(1,095,276)	(1,693,904)	(72,964,078)

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From August 12, 1999 (date of Inception) to
	2012	2011	December 31, 2012
			(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(933)	—	(899,733)
Net cash used by investing activities	(933)	—	(899,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	89	—	89
Proceeds from issuance of common stock, net	584,800	1,424,800	63,881,775
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	280,000	505,000
Proceeds from related party advances	411,492	218,000	867,492
Proceeds from exercise of stock options	—	1,632	293,749
Proceeds from notes payable	63,000	59,750	11,620,750
Repayments of notes payable	—	(256,748)	(3,533,605)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	1,059,381	1,727,434	73,863,811

Net (decrease) increase in cash and cash equivalents	(36,828)	33,530	—

Cash and cash equivalents, beginning of period	36,828	3,298	—
Cash and cash equivalents, end of period	$—	$36,828	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$403,618	$173,863	$2,184,082
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$720,214	$1,360,745	$4,252,959
Common stock issued in settlement of accounts payable	$14,000	$—	$14,000
Reclassification from note payable to related party	$544,267	$—	$544,267

See the accompanying notes to these consolidated financial statements.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated a deficit through its development stage of $115,037,724.

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
DECEMBER 31, 2012

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2012 and 2011, allowance for doubtful accounts was $-0- and $8,751, respectively.

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

Other assets

During the year ended December 2011, the Company’s management performed an evaluation of its other assets (cost basis investment) for purposes of determining the implied fair value of the asset at December 31, 2011, respectively. In 2011, the test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2011, as determined by discounted future cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $58,695, net of tax during the year ended December 31, 2011 to reduce the carrying value of the investment to $-0-. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 195,204,110 and 73,546,787 for the years ended December 31, 2012 and 2011, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10)

As of December 31, 2012, there were outstanding stock options to purchase 7,853,376 shares of common stock, 3,694,199 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2012, one customer represented 96% of the Company’s accounts receivable. As of December 31, 2011, three customers represented 88% of the Company’s accounts receivable

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The Company’s revenues earned from sale of products and services for the year ended December 31, 2012 included 80% of the Company’s total revenues from two customers. For the year ended December 31, 2011, Company’s revenues earned from sale of products and services included 100% of the Company’s total revenues from one customer.

Reliance on Key Personnel and Consultants

The Company has three full-time employees and no part-time employees. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $401,941, $465,461 and $64,693,052 (unaudited) for the years ended December 31, 2012 and 2011, and from August 12, 1999 (date of inception) to December 31, 2012, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2012 and 2011, the Company did not have any derivative instruments that were designated as hedges.

Research Grants

On November 9, 2010, we received a grant in the amount of $244,500 under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code. We have not received any research grant income in recent years.

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
DECEMBER 31, 2012

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2012, the Company incurred net losses attributable to common shareholders of $4,016,467 and used $1,095,276 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company’s ability to obtain additional debt financing and/or alternative arrangements, with the Guarantors or otherwise, may be limited by the amount of, terms and restrictions of our then current debt. Accordingly, until such time, we will generally be restricted from, among other things, incurring additional indebtedness or liens, with limited exceptions. Additional debt financing, if available, may involve restrictive covenants that limit or further limit our operating and financial flexibility and prohibit us from making distributions to shareholders.

NOTE 3 — INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value).

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	54,414	53,481
Leasehold improvements	362,046	362,046
	899,734	898,801
Less accumulated depreciation and amortization	(897,914)	(883,325)
	$1,820	$15,476

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment in accordance with the guidance for impairment of long lived assets.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2012 and 2011:

	2012	2011
License and royalty fees	$1,825,675	$1,540,204
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,284,705	1,164,306
Interest payable on notes payable	1,100,174	732,556
Vendor accruals and other	120,133	115,312
Employee commissions, compensation, etc.	1,033,330	329,737

	$5,364,017	$3,882,115

NOTE 6 — STANDBY EQUITY DISTRIBUTION AGREEMENT

On November 2, 2011, the Company and Greystone Capital Partners (“Greystone”) entered into a Standby Equity Distribution Agreement (the “Agreement”). Pursuant to the Agreement, Greystone has agreed to provide the Company with up to $1,000,000 of funding for the 24-month period following the date a registration statement of the Company’s common stock is declared effective by the SEC (the ”Equity Line“). During this 24-month period, commencing on the date on which the SEC first declares effective our registration statement, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Greystone, which is obligated to purchase the shares under the Agreement. For each share of our common stock purchased under the Agreement, Greystone will pay eighty percent (80%) of the average of the lowest daily volume weighted average price for five consecutive trading days immediately preceding Advance Notice (the “Valuation Period”) commencing the date of an Advance Notice (the “Advance Notice”) is delivered to Greystone in a manner provided by the Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Greystone and Greystone will then be irrevocably bound to acquire such shares. The registration statement relating to the requested bond of the Company’s common stock pursuant to the Agreement was declared effective on February 10, 2012.

During the year ended December 31, 2012, the Company “put” 8,947,859 shares of common stock for a total of $150,000.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2012 and 2011:

	2012	2011
Seaside Bank note payable.	$980,000	$980,000
BlueCrest Capital Finance note payable.	—	807,827
Rogers Telecomm note payable	1,000,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
Greystone notes payable	—	241,508
Total notes payable	2,364,972	3,414,307
Less unamortized debt discount	—	(181,545)
Total notes payable net of unamortized debt discount	$2,364,972	$3,232,762

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
DECEMBER 31, 2012

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

The Company and BlueCrest entered into an amendment to the BlueCrest Loan as of April 2, 2009 (the “BlueCrest Loan Amendment”), that, among other things, includes BlueCrest’s agreement to forbear from exercising any of its rights or remedies regarding the defaults described in Notices (the “Forbearance”) as long as there are no new defaults under the BlueCrest Loan, as amended.The BlueCrest Loan Amendment, (a) increases the amount of permitted unsecured indebtedness of the Company, (b) amended the amortization schedule for the Loan to provide for interest-only payments until July 1, 2009, at which time monthly principal and interest payments of $262,692 will commence, and (c) prohibits the Company from granting any lien against its intellectual property and grants to BlueCrest a lien against the Company’s intellectual property that will become effective in the event of a default. In addition, the Company issued BlueCrest a warrant to purchase 1,315,542 shares of the Company’s common stock at $0.53 per share. The fair value of the issued warrants of $539,676 was determined using the Black Scholes Option Pricing Model and was recorded as a debt discount and amortized ratably over the remaining term of the loan.

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
DECEMBER 31, 2012

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

On June 15, 2011, BlueCrest agreed with the Company and Lotus Funding Group, LLC (“Lotus”) to again split the note evidencing the Loan into two notes aggregating the outstanding principal balance, with the new note being in the principal amount of $139,729, the amount of the monthly payment due on the BlueCrest loan (the “New Note”). The New Note was assigned to Lotus in consideration for a payment by them to BlueCrest of $139,729, and thereafter exchanged for a new Convertible Note. In June and July of 2011 the Company issued an aggregate of 3,431,233 shares of common stock in connection with the conversion of these notes.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

•	In October and November of 2011, we issued an aggregate of 5,497,487 shares of our common stock in connection with the conversion of the $126,154 convertible note.

•	In January 2012, we issued an aggregate of 937,242 shares of our common stock in connection with the conversion of $12,575 convertible note.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

On February 29, 2012, the Note issued to BlueCrest Master Fund Limited was assigned to Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267. See Note 8 below.

For the year ended December 31, 2012 the Company paid $263,560 in principal and $11,641 in interest.

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

Hunton & Williams Notes

At December 31, 2012 and December 31, 2011, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar Loan is paid off.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $139,729 is charged operations ratably over the note term as interest expense. For the year ended December 31, 2012, the Company amortized and wrote off $139,729 to current period operations as interest expense. As described above, during the year ended December 31, 2012, the Company issued an aggregate of 14,674,900 shares of common stock in settlement of the outstanding Note and related accrued interest.

On February 6, 2012, the Company issued a $95,000 Unsecured Convertible Note that matures in February 6, 2013 in exchange for Bluecrest Capital Finance note payable. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of 65% of the average of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, but in no event lower than $0.01 per share. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the Convertible Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $95,000 is charged operations ratably over the note term as interest expense. On February 21, 2012, the Company issued 6,785,714 shares of common stock in settlement of the Unsecured Convertible Note. For the year ended December 31, 2012, the Company amortized $95,000 to current period operations as interest expense.

On September 28, 2011, the Company issued a $35,000 Unsecured Convertible Note that matures in September 2012. Note bears interest at a rate of 8% per annum and is convertible into shares of the Company’s common stock, at a conversion rate of the lower of $0.13 per share or 65% of the three lowest closing prices for the common stock during the ten trading day period prior to date of conversion, minimum conversion rate of $0.01 per share. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the New Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and a discount against the New Note. The total debt discount attributed to the beneficial conversion feature and common stock issued in the amount of $15,342 is charged to operations ratably over the note term as interest expense. For the year ended December 31, 2012, the Company amortized and wrote off $11,391 to current period operations as interest expense. During the year ended December 31, 2012, the Company issued 3,055,828 shares of its common stock in settlement of the September 28, 2011 Unsecured Convertible Note and related accrued interest.

Asher Note

On April 2, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $63,000 (the “Note”).

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 222.81%, (3) weighted average risk-free interest rate of 0.18%, (4) expected life of 0.76 year, and (5) estimated fair value of the Company’s common stock of $0.0373 per share. The initial fair value of the embedded debt derivative of $76,682 was allocated as a debt discount up to the proceeds of the note ($63,000) with the remainder ($13,682) charged to current period operations as interest expense. For the year ended December 31, 2012, the Company amortized or wrote off $63,000 of debt discount to current period operations as interest expense. During the year ended December 31, 2012, the Company issued 6,297,578 shares of its common stock in settlement of the April 2, 2012 Unsecured Convertible Note and related accrued interest.

NOTE 8 — RELATED PARTY TRANSACTIONS

Lease Guarantee

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

Advances

As of December 31, 2012 and 2011, the Company officers and directors have provided advances in the aggregate of 867,492 and 456,000 respectively, for working capital purposes. The advances are due on demand and non-interest bearing.

Notes payable-related party

Northstar Biotechnology Group, LLC

On February 29, 2012, the Note issued to BlueCrest Master Fund Limited (as described above) was assigned to Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267.

On March 30, 2012, the Company and Northstar agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. As of September 30, 2012, the Company was in default, however, subsequent to September 30, 2012, the Company renegotiated the terms of the note, Northstar has agreed to suspend the requirement of principal payments by the Company and allow payment of interest-only in restricted stock.

On September 21, 2012, the company issued 5,000,000 warrants to Northstar that was treated as Additional interest expense upon issuance.

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement whereby the Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights. As of December 31, 2012 the principle of this note was $601,227. In addition to the above consideration of preferred and common stock, the company issued 15,000,000 million warrants pursuant to the agreement.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

Effective October 1, 2012, the effective interest rate will be 12.85% per annum.

In connection with the consideration paid, Northstar shall waive, from the effective date through the earlier of termination or expiration of the agreement, or satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock was been issued . In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012).

Subordinated debt, related party

As of December 31, 2012 and 2011, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

Officer and Director Notes

At December 31, 2012 and 2011, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until Northstar loan is paid off.

NOTE 9 — DERIVATIVE LIABILITIES

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
DECEMBER 31, 2012

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

At October 23, 2012, in connection with the conversion of the above described note, the Company amortized the remainder of the debt discount of approximately $49K from derivative liability to APIC.

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 7 above, the Company issued an aggregate of 15,000,000 warrants to purchase the Company’s common stock with an exercise price of $0.014 per share for ten years.

The Company has identified embedded derivatives related to the issued warrants Notes. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

The fair value of the reset provisions at inception was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 155.41%; risk free rate: 1.64%; and expected life: 10.0 years. The Company charged to interest expense the determined fair value of $311,190 during the year ended December 31, 2012.

At December 31, 2012, the fair value of the reset provision of $221,179 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 154.94%; risk free rate: 1.78%; and expected life: 9.75 years.

On September 30, 2012, in connection with the issuance of warrants and options, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The fair value of the derivative at inception was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 155.71%; risk free rate: 0.31%; and expected life: 3.50 years. The Company reclassified the determined fair value of $427,663 from equity to a liability as of September 30, 2012.

At December 31, 2012, the fair value of the derivative of $390,048 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 154.94%; risk free rate: 0.72%; and expected life: 3.50 years.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At December 31, 2012, the aggregate derivative liabilities was valued at $611,227, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001. On August 17, 2012, the Company designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”)

Each share of Series A Preferred is convertible into one share of common stock at any time at the option of the holder, is entitled to 10 votes on all matters presented to the holders of the Company’s common stock, is entitled to participate in any declared dividends to the Company’s common stockholders and is entitled, in the event of liquidation, to an amount equal to the Stated Value per share plus any accrued and unpaid dividends before any payments to any Junior Securities.

As of December 31, 2012 and 2011, no shares of the Series A Preferred stock are issued or outstanding

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

On February 22, 2008 the Company completed its initial public offering (“IPO”) pursuant to which it sold 1,100,000 shares of common stock at a price per share of $5.25 for net proceeds of approximately $1.45 million after deducting underwriter discounts of approximately $400,000 and offering costs of approximately $3.92 million. The Consolidated Statement of Cash Flows for the year ended December 31, 2008 reflects the Company’s receipt of approximately $4.24 million of “Proceeds from (payments for) initial public offering of common stock, net”. The $4.24 million cash proceeds figure is approximately $2.79 million higher than the $1.45 million net proceeds figure identified above due to payment of $2.79 million of various offering expenses prior to January 1, 2008.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

During the year ended December 31, 2012, the Company issued an aggregate of 952,851 shares of its common stock, valued at $34,600, in exchange for services rendered.

During the year ended December 31, 2012, the Company issued an aggregate of 51,751,138 shares of its common stock in exchange for $720,214 of outstanding notes payable and related accrued interest.

During the year ended December 31, 2012, the Company issued an aggregate of 700,000 shares of its common stock in exchange for $14,000 of accrued liabilities.

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

In 2010, the Company also sold, in a private placement initiated in 2009, an aggregate of 1,512,890 shares of its common stock and warrants (the “Warrants”) to purchase 453,867 shares of its common stock for aggregate gross cash proceeds of approximately $852,964. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.68 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. (Unaudited)

In 2010, the Company issued, in connection with the conversion of $1,121,195 of debt an aggregate of 7,459,720 shares of its common stock and warrants (the “Warrants”) to purchase 3,729,860 shares of its common stock. The Warrants are (i) exercisable solely for cash at an exercise price of $0.15 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. The shares were issued under the same terms as the above mentioned private placement and therefore are included in issuance of common stock in the consolidated statement of shareholders deficit. (Unaudited)

In 2010, the Company also sold, in a private placement, an aggregate of 1,553,885 shares of its common stock for aggregate gross cash proceeds of approximately $234,020. (Unaudited)

In 2010, the Company also sold, in a private placement, an aggregate of 808,210 shares of its common stock and warrants (the “Warrants”) to purchase 404,105 shares of its common stock for aggregate gross cash proceeds of approximately $135,885. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.20 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. (Unaudited)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

As of December 31, 2010 the Company recorded a Subscription Receivable, under the above mentioned private placement, of 20,000 shares of its common stock and warrants (the “Warrants”) to purchase 10,000 shares of its common stock for aggregate gross cash proceeds of approximately $3,800. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.23 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. (Unaudited)

In 2010, the Company issued, in connection with services, an aggregate of 529,520 shares of its common stock and warrants (the “Warrants”) to purchase 158,856 shares of its common stock. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.78 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. (Unaudited)

In 2010, the Company issued an aggregate of 831,526 shares of its common stock, in connection with the exercise of stock options, issued for Accounts Payables. (Unaudited)

In 2010, the Company issued, in connection with the Bank of America guarantor’s liability of $2,172,000 principal along with accrued expenses, an aggregate of 4,794,430 shares of its common stock and warrants (the “Warrants”) to purchase 1,438,329 shares of its common stock. The Warrants are (i) exercisable solely for cash at an weighted average exercise price of $0.74 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. (Unaudited)

In December 2009, the Company also sold, in a private placement an aggregate of 255,830 shares of its common stock and warrants (the “Warrants”) to purchase 76,749 shares of its common stock for aggregate gross cash proceeds of approximately $188,996. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.89 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. (Unaudited)

In 2009, the Company also sold, in a private placement initiated in 2008, an aggregate of 2,509,480 shares of its common stock and warrants (the “Warrants”) to purchase 752,844 shares of its common stock for aggregate gross cash proceeds of approximately $1.74 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $0.83 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $17,856 and warrants to purchase 26,592 shares of common stock at a weighted average exercise price of $0.89 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. The 2008 private placement was closed on October 31, 2009, with total capital raised of $3,887,032. (Unaudited)

In 2008, the Company also sold, in a private placement, an aggregate of 1,230,280 shares of its common stock and warrants (the “Warrants”) to purchase 369,084 shares of its common stock for aggregate gross cash proceeds of approximately $2.14 million. The Warrants are (i) exercisable solely for cash at a weighted average exercise price of $2.09 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

any time and from time to time during the period commencing on the date that is six months and one day following the date of issuance and ending on the third year anniversary of the date of issuance. In connection with the private placement, the Company paid to a finder who introduced certain investors to the Company aggregate cash fees of $24,325 and warrants to purchase 24,325 shares of common stock at a weighted average exercise price of $1.95 per share. The warrants issued to the finder have the same terms and conditions as the Warrants issued in the private placement. (Unaudited)

In 2007, the Company sold 529,432 shares of common stock at a price of $7.69 per share to various investors for net proceeds of approximately $3.9 million. (Unaudited)

In 2006, the Company sold 1,069,699 shares of common stock at a price of $7.69 per share to various investors. The Company also issued 63,566 shares in exchange for services at a price ranging from $5.67 to $7.69 per share. (Unaudited)

In 2005, the Company sold 1,994,556 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,210 shares in exchange for services and issued 95,807 shares in exchange for debt at a price of $5.67 per share. (Unaudited)

In 2004, the Company sold 808,570 shares of common stock at a price of $5.67 per share to various investors. The Company also issued 1,854 shares to various vendors in exchange for services valued at $10,500. The Company also issued 15,150 shares to the Company’s Chairman of the Board as compensation for services valued at $85,830. (Unaudited)

In March 2003, the Company effected a recapitalization. The recapitalization provided two shares of common stock for every one share issued as of that date. The Company’s former Chairman of the Board and founding shareholder, who owned 4,405,541 shares of common stock, did not participate in the recapitalization. The number of shares and prices per share in the accompanying financial statements has been retroactively adjusted to reflect the effect of the recapitalization. (Unaudited)

After the 2003 recapitalization, the Company sold 561,701 shares of common stock at a price of $5.67 per share to various investors. The Company issued 72,980 shares valued at $416,383 to employees as compensation for services related to the closing of various locations. The Company also issued 4,248 shares to various vendors in exchange for services valued at $24,066 and issued 67,073 shares to the Company’s former Chairman of the Board as compensation for services provided to the Company during 2003 and 2002. The shares were valued based on the underlying market price of the common stock and did not differ materially from the fair value of the common stock issued. (Unaudited)

In 2002, the Company sold 1,092,883 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 35,137 shares to various vendors in exchange for services valued at $227,503. (Unaudited)

In 2001, the Company sold 985,668 shares of common stock at a price of $6.47 per share to various investors. The Company also issued 8,291 shares to various vendors in exchange for services valued at $54,001 and issued 81,084 shares to the Company’s Chairman of the Board as compensation for services provided to the Company during 2001. (Unaudited)

In 2000, the Company sold 1,493,575 shares of common stock at a price of $6.47 per share to various investors. Of the 1,493,575 shares sold in 2000, payment on 77,222 of these shares was not received until January 2001. The Company also issued 7,964 shares to various vendors in exchange for services valued at $52,001. (Unaudited)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

In 1999, the Company’s former Chairman of the Board and founding shareholder contributed $400,000 to the Company in exchange for 4,324,458 shares of common stock. (Unaudited)

Former Chairman of the Board Paid in and Contributed Capital

In 2006, the Company’s former Chairman of the Board was issued 2,903 shares of the Company’s common stock at a price of $5.67 per share in exchange for $16,443 of services provided during the year. (Unaudited)

In 2005, the Company’s former Chairman of the Board was issued 95,807 shares of the Company’s common stock at a price of $5.67 per share in exchange for $542,787 of debt due to travel and other related expenses advanced by the Company’s Chairman of the Board during the previous three years. (Unaudited)

The Company’s former Chairman of the Board elected not to receive salary payments of $85,830, $130,000 and $250,000 for services provided to the Company during 2004, 2003 and 2002, respectively. Such amounts were converted into 15,150, 22,946 and 44,127 shares of the Company’s common stock at a price of $5.67 per share on December 31, 2004 and 2003, respectively, where the 2003 and 2002 shares were both issued in 2003. The shares were valued based on the underlying market price of the common stock and did not differ materially from the fair value of the common stock issued.

In 2001, the Company’s former Chairman of the Board also elected not to receive a salary payment or a stock conversion of $250,000 for services provided during 2001.

In 2000, the Company’s former Chairman of the Board contributed $800,000 to the Company and elected not to receive payment for $250,000 of salary related to services provided to the Company during 2000. Such amounts were recorded as contributed capital during 2000. On June 28, 2001, the Company’s Board of Directors approved the conversion of this contributed capital and salary deferral into 81,084 shares of the Company’s common stock at a price of $12.94 per share.

NOTE 11 — STOCK OPTIONS AND WARRANTS

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

As of December 31, 2012, the Company does not have a stock option plan.

A summary of options at December 31, 2012 and activity during the year then ended is presented below:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2011	2,158,447	$2.79	6.8
Granted	4,620,092	$0.057
Exercised	(1,982,995)	$0.001
Forfeited/Expired	(159,226)	$1.80
Options outstanding at December 31, 2011	4,636,318	$1.20	8.1
Granted	3,300,000	$0.04
Exercised
Forfeited/Expired	(82,942)	$5.57
Options outstanding at December 31, 2012	7,853,376	$0.67	8.2
Options exercisable at December 31, 2012	3,694,199	$1.32
Available for grant at December 31, 2012	0

The following information applies to options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 – $0.70	6,794,360	8.9	$0.12	2,591,394	$0.17
$0.71 – $1.28	324,471	5.3	$0.77	377,260	$0.76
$5.25 – $5.67	688,177	2.7	$5.57	679,177	$5.57
$7.69	39,572	3.7	$7.69	39,572	$7.69
$8.47	6,796	4.3	$8.47	6,796	$8.47
	7,853,376	8.2	$0.67	3,694,199	$1.32

During the year ended December 31, 2011, the Company granted an aggregate of 4,620,092 non-employee stock options in connection with services rendered at the exercise price of $0.001 per share.

The fair values of the vesting non-employee options for the year ended December 31, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 143.99% to 164.59%; and Risk free rate: 1.80% to 3.48%.

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
DECEMBER 31, 2012

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

Board approved an additional 1,100,000 employee stock options in connection with services rendered that have not been issued as of December 31,2012.

The fair value of all options vesting during the year ended December 31, 2012 and 2011 of $76,674 and $409,314, respectively, was charged to current period operations.

Warrants

A summary of warrants at December 31, 2012 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	13,920,729		$1.98	5.8
Issued	20,817,034		$0.07
Exercised	—		$0.00
Forfeited	(2,127,688)		$0.69
Outstanding at December 31, 2011	32,610,075		$0.86	3.8
Issued	42,396,432		$0.018	5.78
Exercised	—	$
Expired	(933,185)	$		0.76
Outstanding at December 31, 2012	74,073,322		$0.37	4.5
Exercisable at December 31, 2012	72,528,872		$0.22	4.5

The following information applies to warrants outstanding and exercisable at December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
0.01 – $0.50	65,623,152	4.4	$0.04	65,623,152	$0.04
0.52 – $0.68	3,481,127	5.0	$0.59	3,481,127	$0.59
0.70 – $1.62	2,122,761	2.9	$0.76	2,122,761	$0.76
3.60 – $4.93	105,000	0.7	$4.87	105,000	$4.87
5.67 – $7.69	2,741,282	9.7	$7.52	1,196,832	$7.31
	74,073,322	4.5	$0.37	72,528,872	$0.22

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

During the year ended December 31, 2011, the Company issued an aggregate of 20,817,034 warrants to purchase the Company’s common stock from $0.03 to $0.65 per share expiring three years from the date of issuance in connection with the sale of the Company’s common stock.

During the year ended December 31, 2012, in connection with the sale of common stock, the Company issued an aggregate of 22,396,432 warrants to purchase the Company’s common stock at an exercise prices from $0.014 to $0.03 per shares exercisable in six months and expiring three years from issuance.

On September 21, 2012, the Company issued 5,000,000 warrants to purchase the Company’s common stock at $0.02 per share, expiring 10 years from the date of issuance as payment of interest.

The fair value of $119,023, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.45% and Risk free rate: 1.779%, was charged to current period operations.

On October 1, 2012, the Company issued 15,000,000 warrants to purchase the Company’s common stock at $0.014 per share, expiring 10 years from the date of issuance as payment of interest with certain reset provisions.

The fair value of $311,190, determined using the Binomial lattice option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 155.41% and Risk free rate: 1.64%, was charged to current period operations.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

In January 2013, the Company amended its facility lease to extend the term of the lease until April 30, 2013.

Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2012 are as follows:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Year ending December 31,
2013	$41,500
Total	$41,500

Rent expense was $89,507 and $126,829 for the years ended December 31, 2012 and 2011, respectively and $1,978,846 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2012.

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $200,000 for 2012 and thereafter. As of December 31, 2012, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2012 and 2011, the Company’s liability under this agreement was $1,825,675 and $1,540,204, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets (see Note 5). During the year ended December 31, 2012 and 2011, the Company incurred expenses of $210,000, $210,000, and $1,540,204 from August 12, 1999 (date of inception) to December 31, 2012. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $315,675 in accrued expenses as of December 31, 2012.

Approximate annual future minimum obligations under this agreement as of December 31, 2012 are as follows:

Year Ending December 31,
2013	$210,000
2014	210,000
2015	210,000
Total	$630,000

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2012 or 2011.

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

NOTE 13 -INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2012	2011
Income taxes using U.S. federal statutory rate	$(1,365,599)	(1,596,993)
State income taxes, net of federal benefit	(80,708)	176,770
Stock Option Expirations	326,995	—
Net Operating Loss adjustments	196,416	—
Nontaxable Gain on Derivative Instrument	(40,730)	—
Change in Valuation Allowance	974,536	1,414,842
Other	(10,910)	5,381
	$—	$—

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	2012	2011
Deferred tax assets:
Stock Based Compensation	$4,505,907	$4,789,550
Net Operating Losses	34,266,157	33,124,707
Other	120,661	141,834
Total deferred tax assets	38,892,725	38,056,091

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Deferred tax liabilities:	—	—
Total deferred tax liabilities	—	—
Valuation allowance	38,892,725	38,056,091
Net deferred tax assets	$—	$—

As of December 31, 2012 and December 31, 2011, the Company had U.S. federal net operating loss carryforwards of approximately $91.1 million and $88.0 million, respectively, which expire at various dates from 2019 through 2032. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carry-forwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2012 and December 31, 2011, the Company had net operating loss carryforwards for state income tax purposes of approximately $91.1 million and $88.0 million, respectively, which expire at various dates from 2019 through 2032.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2005 to December 31, 2012 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. In addition, federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 14 — FAIR VALUE MEASUREMENT

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are base upon level 3 inputs.

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

As of December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosure.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 9 above. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

December 31, 2012 and 2011, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2012, in the amount of $611,227 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Derivative Liability
Balance, December 31, 2011	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance	76,682
Initial fair value of derivative relating to reset warrants	311,190
Initial fair value of derivative relating to exceeding authorized common shares	427,663
Mark-to-market at December 31, 2012:	(119,975)
Transfers out of Level 3 upon conversion and settlement of notes	(84,513)

Balance, December 31, 2012	$611,227

Net Gain for the period included in earnings relating to the liabilities held at December 31, 2012	$119,795

NOTE 15 — SUBSEQUENT EVENTS

On January 7, 2013, ratification of the increase of the authorized shares of capital stock of the Company from two hundred million (200,000,000) shares of capital stock consisting of one hundred and ninety-five million (195,000,000) shares of common stock and five million (5,000,000) shares of preferred stock, both $.001 par value respectively, to nine hundred and seventy million (970,000,000) shares of capital stock consisting of nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively, effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Florida Secretary of State.

On February 4, 2013, effective with the filing of the amendment to the Company’s Articles of Incorporation with the Florida Secretary of State (confirmed as filed on February 11, 2013), the Company amended its Articles of Incorporation to increase the authorized shares of capital stock of the Company to nine hundred and seventy million

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

(970,000,000) shares of capital stock consisting of nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

On February 6, 2016, Howard J. Leonhardt resigned as Chief Technology Officer, Chairman of the Scientific Advisory Board, and as a member of the Board of Directors to pursue other business matters. In tendering his resignation, Mr. Leonhardt did not express any disagreement with the Company on any matter relating to its operations, policies or practices.

On February 11, 2013 a Form 10-K/A No.3 was filed to amend our December 31, 2011 Form 10-K (as previously amended by Form 10-K/A No. 1 and No. 2) and deem certain historical financials as un-audited, which would include deeming the Company’s inception to date cumulative financial information as unaudited (as the prior auditor has ceased operations and that firm’s PCAOB registration has been revoked). The 2010 and 2011, excluding the inception to date cumulative date financial data, remains audited.

On January 10, 2013, the Company entered into a Securities Purchase Agreement with IBC, LLC, for the sale of an 8% convertible note in the principal amount of $125,000, the note bears interest at a rate of 8% per anum, 2,500,000 restricted shares were issued.

On January 23, 2013, the Company entered into a Securities Purchase Agreement with (restricted shares) Asher Enterprises, Inc., for the sale of an 8% convertible note in the principal amount of $42,500, the note bears interest at a rate of 8% per anum.

On February 27, 2013, the Company entered into a Securities Purchase Agreement with (restricted shares) Asher Enterprises, Inc., for the sale of an 8% convertible note in the principal amount of $37,500, the note bears interest at a rate of 8% per anum.

On March 12, 2013, Richard T. Spencer III resigned as a member of the Board of Directors. In tendering his resignation, Mr. Spencer did not express any disagreement with the Company on any matter relating to its operations, policies or practices.

On March 12, 2013, Kristin Comella was appointed to serve as a member of our Board of Directors to serve until the next annual meeting, her earlier resignation or death.

During February and March 2013, 5,933,891 restricted shares were issued for the settlement of interest/debt and accounts payable.