Form 10-Q
period 2013-03-31
BIOHEART, INC.
filed 2013-05-09
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

_____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒.

As of April 30, 2013, there were 200,623,903 outstanding shares of the registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

BIOHEART, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

MARCH 31, 2013

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Information	3

	Condensed Consolidated Balance Sheets – March 31, 2013 (Unaudited) and December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Operations (Unaudited) – Three Months Ended March 31, 2013, March 31, 2012 and the period from August 12, 1999 (date of inception) to March 31, 2013	5

	Unaudited Condensed Consolidated Statements of Stockholders Deficit (Unaudited) –Three Months Ended March 31, 2013	6

	Unaudited Condensed Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2013, March 31, 2012 and the period from August 12, 1999 (date of inception) to March 31, 2013	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		36

EX-31.1	Management certification	37

EX-32.1	Sarbanes-Oxley Act	38

EX-32.2	Sarbanes-Oxley Act	39

EX-10.87	2013 Omnibus Equity Compensation Plan	40

PART I – FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239,033	$—
Accounts receivable, net	1,704	1,342
Inventory	—	62,953
Prepaid and other	79,360	41,533
Total current assets	320,097	105,828

Property and equipment, net	1,050	1,820

Other assets	54,661	54,662

Total assets	$375,808	$162,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$—	$89
Accounts payable	2,533,718	2,618,567
Accrued expenses	4,820,969	5,364,017
Advances, related party	1,047,992	867,492
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	966,227	966,227
Notes payable, net of debt discount	1,989,810	2,364,972
Total current liabilities	13,324,002	14,146,650

Long term debt:
Derivative liability	1,069,190	611,227

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 and 5,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively, -0- issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001; 950,000,000 and 195,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively, 190,496,693 and 182,062,802 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	190,497	182,063
Additional paid in capital	100,948,736	100,260,094
Common stock subscription	400,000	—
Deficit accumulated during development stage	(115,556,617)	(115,037,724)
Total stockholders' deficit	(14,017,384)	(14,595,567)

Total liabilities and stockholders' deficit	$375,808	$162,310

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			From August 12,
			1999 (date of
			Inception) to
	Three months ended March 31,		March 31, 2013
	2013	2012	(Unaudited)
Revenue	$4,192	$40,485	$1,273,832
Cost of sales	—	417	551,904
Gross profit	4,192	40,068	721,928

Operating expenses:
Research and development	163,974	96,729	64,857,026
Marketing, general and administrative	370,533	468,099	37,208,369
Impairment of investment	—	—	58,695
Depreciation and amortization	769	4,325	898,683
Total operating expenses	535,276	569,153	103,022,773

Net loss from operations	(531,084)	(529,085)	(102,300,845)

Other income (expenses):
Development revenues	—	—	117,500
Net gain on settlement of debt and trade payables	1,004,224	—	1,004,224
Loss on change of fair value of derivative liability	(640,589)	—	(545,820)
Interest income	—	—	762,277
Other income	939	11,353	272,004
Interest expense	(352,383)	(429,160)	(14,865,957)
Total other income (expenses)	12,191	(417,807)	(13,255,772)

Net loss before income taxes	(518,893)	(946,892)	(115,556,617)

Income taxes (benefit)	—	—	—

NET LOSS	$(518,893)	$(946,892)	$(115,556,617)

Net loss per common share, basic and diluted	$(0.003)	$(0.008)

Weighted average number of common shares outstanding, basic and diluted	185,421,093	114,974,051

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During
	Preferred stock		Common stock		Paid in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
Balance, December 31, 2012	—	$—	182,062,802	$182,063	$100,260,094	$—	$(115,037,724)	$(14,595,567)
Reclassify the fair value of excess committed shares liability to equity upon common share authorization increase	—	—	—	—	474,954	—	—	474,954
Common stock issued in connection with issuance of convertible debt	—	—	2,500,000	2,500	33,750	—	—	36,250
Common stock issued in connection with settlement of debt	—	—	1,000,000	1,000	18,500	—	—	19,500
Common stock issued in settlement of accounts payable	—	—	4,933,891	4,934	141,807	—	—	146,740
Proceeds from common stock subscription	—	—	—	—	—	400,000	—	400,000
Stock based compensation	—	—	—	—	19,632	—	—	19,632
Net loss	—	—	—	—	—	—	(518,893)	(518,893)
Balance, March 31, 2013	—	$—	190,496,693	$190,497	$100,948,736	$400,000	$(115,556,617)	$(14,017,384)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(518,893)	$(946,892)	$(115,556,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769	4,325	898,684
Bad debt expense	—	—	166,266
Discount on convertible debt	124,838	248,776	1,736,406
Loss on change in fair value of derivative liability	640,589	—	545,820
Net gain on settlement of debt and trade payables	(1,004,224)	—	(1,004,224)
Non cash payment of interest	123,578	21,169	394,688
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	—	50,761	5,437,604
Amortization of loan costs	—	927	1,228,717
Warrants issued in exchange for services	—	—	285,659
Warrants issued in exchange for forbearance agreement	—	—	430,213
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	—	—	756,816
Common stock issued in exchange for services	—	10,000	1,482,522
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	19,632	19,051	9,970,634
(Increase) decrease in:
Receivables	(362)	3,495	(2,969)
Inventory	62,953	416	(1)
Prepaid and other current assets	(37,827)	(38,599)	(89,329)
Other assets	1	—	(28,854)
Increase (decrease) in:
Accounts payable	(12,509)	254,157	3,247,170
Accrued expenses	55,077	288,031	6,793,321
Deferred revenue	—	—	465,287
Net cash used in operating activities	(546,378)	(84,383)	(73,510,456)

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2013	2012	March 31, 2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(899,733)
Net cash used by investing activities	—	—	(899,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(89)	—	—
Proceeds from issuance of common stock, net	400,000	117,500	64,281,775
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	—	505,000
Proceeds from related party advances	180,500	—	1,047,992
Proceeds from exercise of stock options	—	—	293,749
Proceeds from notes payable	205,000	—	11,825,750
Repayments of notes payable	—	—	(3,533,605)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	785,411	117,500	74,649,222

Net (decrease) increase in cash and cash equivalents	239,033	33,117	239,033

Cash and cash equivalents, beginning of period	—	36,828	—
Cash and cash equivalents, end of period	$239,033	$69,945	$239,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$103,969	$128,696	$2,288,051
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$19,500	$387,033	$4,252,959
Common stock issued in settlement of accounts payable	$146,740	$—	$160,740

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2013, the Company has accumulated a deficit through its development stage of $115,556,617.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 222,688,816 and 124,077,413 for the three months ended March 31, 2013 and 2012, respectively.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10).

As of March 31, 2013, there were outstanding stock options to purchase 7,817,852 shares of common stock, 3,681,284 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The financial stability of these institutions is periodically reviewed by senior management.

As of March 31, 2013 and December 31, 2012, two (2) and one (1) customer represented 100% and 96% of the Company’s accounts receivable, respectively.

For the three month periods ended March 31, 2013 and 2012, the Company's revenues earned from the sale of products and services were $4,192 and $40,895, from two (2) and two (2) customers, respectively.

Reliance on Key Personnel and Consultants

The Company has 3 full-time employees and 1  part-time employee. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $163,974 and $96,729 for the three months ended March 31, 2013 and 2012, respectively; and $64,857,026 from August 12, 1999 (date of inception) to March 31, 2013.

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
MARCH 31, 2013

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, during three months ended March 31, 2013, the Company incurred net losses attributable to common shareholders of $518,893 and used $546,378 in cash for operating activities. As of March 31, 2013, the Company   had a working capital deficit of approximately $13.0 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value). During the quarter ended March 31, 2013, the Company recorded a reserve for obsolescence of the full balance of inventory.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and December 31, 2012 is summarized as follows:

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

	March 31, 2013	December 31, 2012
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	54,414	54,414
Leasehold improvements	362,046	362,046
	899,734	899,734
Less accumulated depreciation and amortization	(898,684)	(897,914)
	$1,050	$1,820

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
License and royalty fees	$1,898,453	$1,825,675
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,314,795	1,284,705
Interest payable on notes payable	507,644	1,100,174
Vendor accruals and other	174,268	120,133
Employee commissions, compensation, etc.	925,809	1,033,330
	$4,820,969	$5,364,017

During the three months ended March 31, 2013, 1,000,000 shares of restricted common stock were issued to one debt holder  in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note.

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

For each share of our common stock purchased under the Agreement, Greystone will pay eighty percent (80%) of the average of the lowest daily volume weighted average price for five consecutive trading days immediately preceding Advance Notice (the "Valuation Period") commencing the date an Advance Notice (the "Advance Notice") is delivered to Greystone in a manner provided by the Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Greystone and Greystone will then

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

be irrevocably bound to acquire such shares. The registration statement relating to the requested bond of the Company's common stock pursuant to the Agreement was declared effective on February 10, 2012.

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	500,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
IBC Funds note payable	125,000	—
Asher notes payable	80,000	—
Total notes payable	2,069,972	2,364,972
Less unamortized debt discount	(80,162)	—
Total notes payable net of unamortized debt discount	$1,989,810	$2,364,972

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by shareholders of the Company.

August 2008 Unsecured Promissory Note

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

During the three months ended March 31, 2013, 1,000,000 shares of restricted common stock were issued to the debt holder,  in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note resulting in a gain of $1,078,625. A gain of $1,078,625 was included in the net gain on settlement of debt and trade payables on the statement of operations.

Hunton & Williams Notes

At March 31, 2013 and December 31, 2012, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

IBC Funds, LLC Note

On January 9, 2013, the Company issued an unsecured promissory note and 2,500,000 shares of common stock with IBC Funds LLC. (“IBC”) in the principal amount of $125,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 15, 2013. The Note is convertible into common stock, at IBC’s option, at a 60% discount to the average of the three lowest closing prices of the common stock during the 5 trading day period prior to conversion. The Company has identified the embedded derivatives related to the IBC Note. These embedded derivatives included certain conversion features provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of IBC Note and to fair value as of each subsequent reporting date. At the inception of the IBC Note, the Company determined the aggregate fair value of $198,987 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 155.34%, (3) weighted average risk-free interest rate of 0.06%, (4) expected life of 0.26 year, and (5) estimated fair value of the Company’s common stock of $0.0135 per share. The initial fair value of the embedded debt derivative of $198,987 was allocated as a debt discount up to the proceeds of the note ($125,000) with the remainder ($73,987) charged to current period operations as interest expense. For three months ended March 31, 2013, the Company amortized $105,469 of debt discount to current period operations as interest expense.

Asher Notes (During this quarter)

During the three months ended March 31, 2013, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible notes in aggregate principal amount of $80,000 (the “Note”).

The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid between September 11, 2013 and November 22, 2013. The Notes are convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date. At the inception of the Asher Notes, the Company determined the aggregate fair value of $93,342 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.80% to 155.34%, (3) weighted average risk-free interest rate of 0.09% to 0.17%, (4) expected lives of 0.67 to .75 years, and (5) estimated fair value of the Company’s common stock from $0.0151 to $0.0373 per share. The initial fair value of the embedded debt derivative of $93,342 was allocated as a debt discount up to the proceeds of the note ($80,000) with the remainder ($13,342) charged to current period operations as interest expense. For the three months ended March 31, 2013, the Company amortized $19,369 of debt discount to current period operations as interest expense.

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

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Advances

As of March 31, 2013 and December 31, 2012, the Company officers and directors have provided advances in the aggregate of $1,047,992 and $867,492 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement whereby the Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights. As of March 31, 2013 the principle of this note was $601,227. In addition to the above consideration of preferred and common stock, the company issued 15,000,000 million warrants pursuant to the agreement.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

Effective October 1, 2012, the effective interest rate will be 12.85% per annum.

In connection with the consideration paid, Northstar shall waive, from the effective date through the earlier of termination or expiration of the agreement, or satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012).

Officer and Director Notes

At March 31, 2013 and December 31, 2012, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The company is not obligated to make payment until Northstar loan is paid off.

Subordinated debt, related party

As of March 31, 2013 and December 31, 2012, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 — DERIVATIVE LIABILITIES

Excessive committed shares

On December 31, 2012, in connection with the previously issued stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

On February 4, 2013, in conjunction with the increase in authorized number of shares to 970,000,000, the Company determined it had adequate authorized shares to settle all of these agreements. As such, the Company adjusted the derivative liability to fair value on February 4, 2013 and reclassified the derivative liability to equity. The fair value of the derivative liability of $474,954 (a non-cash item) as of February 4, 2013 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 156.52%; risk free rate: 0.38%; and expected life: 3.5 years. The Company recorded a loss on change in derivative liabilities of $84,907 during the three months ended March 31, 2013.

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 8 above, the Company issued an aggregate of 15,000,000 warrants to purchase the Company’s common stock with an exercise price of $0.014 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At March 31, 2013, the fair value of the reset provision of $566,806 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 168.90%; risk free rate: 1.87%; and expected life: 9.50 years. The Company recorded a loss on change in derivative liabilities of $345,627 during the three months ended March 31, 2013.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Convertible notes

During the three months ended March 31, 2013, the Company issued convertible notes (see Note 7 above).

These notes are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives at March 31, 2013, in the amount of $502,384, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 168.90%, (3) weighted average risk-free interest rate of 0.119% to 0.17%, (4) expected lives of 0.04 to 0.65 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share. The Company recorded a loss on change in derivative liabilities of $210,056 during the three months ended March 31, 2013.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At March 31, 2013, the aggregate derivative liabilities was valued at $1,069,190, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the board of directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 10 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities.

Common stock

On February 4, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares to 970,000,000, consisting of 20,000,000 $0.001 par value preferred stock and 950,000,000 $0.001 common stock.

During the three months ended March 31, 2013, the Company issued an aggregate of 4,933,891 share of its common stock for settlement of $72,339 of accounts payable. In connection with the settlement, the Company recorded a loss on settlement of debt of $74,401.

During the three months ended March 31, 2013, the Company issued 2,500,000 shares of its common stock in connection with the issuance of a note payable.

During the three months ended March 31, 2013, the Company issued 1,000,000 shares of its common stock in connection with the settlement of a note payable.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

In April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares for issuance.

Effective April 1, 2013, the BOD resolved that stock options granted for the past three years as of February 25, 2013 be repriced for employees, management and board members, at the exercise price of the average of the last 5 trading days’ closing price as of February 25, 2013.

A summary of options at March 31, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2012	4,636,318		$1.20	8.1
Granted	3,300,000		$0.04
Exercised		$
Forfeited/Expired	(82,942)		$5.57
Options outstanding at December 31, 2012	7,853,376		$0.67	8.2
Granted		$
Exercised
Forfeited/Expired	(35,524)		$5.67
Options outstanding at March 31, 2013	7,817,852		$0.64	8.0
Options exercisable at March 31, 2013	3,681,284		$1.28
Available for grant at March 31, 2013	0

The following information applies to options outstanding and exercisable at March 31, 2013:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	6,794,360	8.7	$0.12	2,599,127	$0.18
$0.71 – $1.28	324,471	5.1	$0.77	392,136	$0.76
$5.25 – $5.67	652,653	2.6	$5.56	643,653	$5.57
$7.69	39,572	3.4	$7.69	39,572	$7.69
$8.47	6,796	4.0	$8.47	6,796	$8.47
	7,817,852	8.0	$0.64	3,681,284	$1.28

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The fair value of all options vesting during the three months ended March 31, 2013 and 2012 of $19,632 and $19,051, respectively, was charged to current period operations.

Warrants

A summary of warrants at March 31, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2012	32,610,075		$0.86	3.8
Issued	42,396,432		$0.018	5.78
Exercised	—		$0.00
Forfeited	(933,185)		$0.69
Outstanding at December 31, 2012	74,073,322		$0.37	4.5
Issued	23,421,250		$0.018	3.74
Exercised	—	$
Expired	(1,675,614)		$0.73
Outstanding at March 31, 2013	95,818,958		$0.28	4.2
Exercisable at March 31, 2013	70,853,258		$0.21	4.2

In conjunction with the authorized issuance of common stock, the Company granted approximately 23 million warrants during the quarter ended March 31, 2013.

The following information applies to warrants outstanding and exercisable at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	89,044,402	4.0	$0.04	65,623,152	$0.04
$0.52 – $0.68	2,831,642	5.8	$0.58	2,831,642	$0.58
$0.70 – $1.62	1,096,632	5.2	$0.73	1,096,632	$0.73
$3.60 – $4.93	105,000	0.4	$4.87	105,000	$4.87
$5.67 – $7.69	2,741,282	9.5	$7.52	1,196,832	$7.31
	95,818,958	4.2	$0.28	70,853,258	$0.21

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000 the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $200,000 for 2012 and thereafter. As of March 31, 2013, the Company has not made any payments other than the initial payment to acquire the license. At March 31, 2013 and December 31, 2012, the Company’s liability under this agreement was $1,898,453 and $1,825,675, respectively, which is reflected as a component of accrued expenses on the consolidated balance sheets (see Note 5). During the three months ended March 31, 2013 and 2012, the Company incurred expenses of $72,778, $52,500, and $1,898,453 from August 12, 1999 (date of inception) to March 31, 2012. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $335,953 in accrued expenses as of March 31, 2013.

Approximate annual future minimum obligations under this agreement as of March 31, 2013 are as follows:

Year Ending December 31,

2013	$157,500
2014	210,000
2015	210,000
Total	$577,500

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of March 31, 2013 or December 31, 2012.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2013, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, consolidated results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 13 — FAIR VALUE MEASUREMENT

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

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

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

As of March 31, 2013 or December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosure.

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

March 31, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

BIOHEART, INC. AND SUBSIDIARIES
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The derivative liability as of March 31, 2013, in the amount of $1,069,190 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2013:

Derivative Liability

Balance, December 31, 2012	$611,227
Total (gains) losses
Initial fair value of debt derivative at note issuance	292,328
Mark-to-market at March 31, 2013:	640,589
Transfers out of Level 3 upon increase in authorized shares	(474,954)

Balance, March 31, 2013	$1,069,190

Net Gain for the period included in earnings relating to the liabilities held at March 31, 2013	$(640,589)

NOTE 14 — SUBSEQUENT EVENTS

As of April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares for issuance.

Effective April 1, 2013, the BOD resolved that stock options granted for the past three years as of February 25, 2013 be repriced for employees, management and board members, at the exercise price of the average of the last 5 trading days’ closing price as of February 25, 2013.

As of April, 2013, the Company amended its facility lease to extend the term of the lease until July 31, 2013.

As of April 17, 2013, in regards to the forbearance agreement, the Company issued 10,000,000 shares of its common stock to Northstar Biotech Group, LLC.

As of April 25, 2013, in regards to the forbearance agreement and in lieu of interest payments owed through April 1, 2013, the Company issued 20,000,000 shares of its preferred stock to Northstar Biotech Group, LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company and all subsidiaries, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bioheart, Inc.,  unless the context requires otherwise.

Our Ability  to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 28, 2013, in connection with the audit of our consolidated financial statements as of December 31, 2012, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of March 31, 2013 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 2 of our unaudited financial statement for the quarter ended March 31, 2013 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2013, the Company amended its facility lease to extend the term of the lease until July 31, 2013.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the our issued Notes and anti-dilutive warrants.  These embedded derivatives included in our debt contain certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

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

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

We recognized revenues of $4,192 in the three month period ended March 31, 2013 compared to revenues of $40,485 in the three month period ended March 31, 2012. The revenue in the three month period ended March 31, 2013 was generated from laboratory services.

Cost of Sales

Cost of sales was $0 in the three month period ended March 31, 2013 compared to $417 in the three month period ended March 31, 2012.

Research and Development

Research and development expenses were $163,974 in the three month period ended in March 31, 2013, an increase of $67,245 from the research and development expenses of $96,729 in the three month period ended in March 31, 2012. The increase was primarily attributable to an increase in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $370,533 in the three month period ended March 31, 2013, a decrease of $97,566 from marketing, general and administrative expenses of approximately $468,099 in the three month period ended in March 31, 2012. The decrease in marketing, general and administrative expenses is attributable, in part, to lower compensation to officers, directors and key employees.

Gain on settlement of debt

During the three months ended March 31, 2013, we settled an outstanding note payable and certain accounts payable by issuances of common stock. As such we realized a net $1,004,224 gain on settlement of debt during the three months ended March 31, 2013, as compared to nil for same period last year.

Loss on change in fair value of derivative liabilities.

As of March 31, 2013, we issued convertible notes and warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2013, we incurred a $640,589 loss on change in fair value of our derivative liabilities compared to nil the same period last year.

 Interest Expense

Interest expense was $352,383 in the three month period ended March 31, 2013 compared to interest expense of $429,160 in the three month period ended in March 31, 2012, a decrease of $76,777. During the three months ended March 31, 2013, we incurred a non-cash interest expense of $248,416 from the set up and amortization of debt discounts associated with our issued convertible notes as compared to $320,706 for the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of March 31, 2013 and December 31, 2012, two (2) and two (2) customers represented 100% and 98% of the Company’s accounts receivable, respectively.

Liquidity and Capital Resources

In the three months ended March 31, 2013, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $546,378 in the three month period ended March 31, 2013 as compared to $84,383 of cash used in the three month period ended in March 31, 2013.

Our use of cash for operations in the three months ended March 31, 2013 reflected a net loss generated during the period of approximately $0.5 million, adjusted for non-cash items such as stock-based compensation of $19,632, depreciation of $770, amortization of debt discounts of $124,838, loss on change in fair value of derivative liabilities of $640,589 and non-cash interest paid of $123,578, net with gain on settlement of debt of $1,004,224. In addition we had a net decrease in operating assets of $24,764 and an increase in accrued expenses of $55,077 and a decrease in accounts payable of $12,509.

Our use of cash for operations in the three months ended March 31, 2012 reflected a net loss generated during the period of approximately $0.9 million, adjusted for non-cash items such as stock-based compensation of $19,051, amortization of the fair value of warrants granted in connection with the Note payable of $50,761, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $248,776, non-cash interest paid of $21,169 and depreciation of $4,325. In addition we had a net increase in operating assets of $34,688 and an increase in accrued expenses of $288,031 and in accounts payable of $254,157.

Investing Activities

Net cash used in investing activities was nil for the three months ended March 31, 2013 and 2012.

Financing Activities

Net cash provided by financing activities was an aggregate of $785,411 in the three month period ended March 31, 2013 as compared to $117,500 in the three month period ended in March 31, 2012. In the three month period ended March 31, 2013 we sold, in private placements, shares of common stock and warrants for aggregate net cash proceeds of $400,000, received proceeds from issuance of note payable of $205,000 and related party advances of $180,500.

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

At March 31, 2013, we had cash and cash equivalents totaling $239,033 however, our working capital deficit as of such date was approximately $13.0 million. Our independent registered public accounting firm has issued its report dated March 28, 2013 in connection with the audit of our consolidated financial statements as of December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended March 31, 2013 addresses the issue of our ability to continue as a going concern

Off-Balance Sheet Arrangements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subscription Agreements  – Common Stock and Warrants

In March  2013, the Company sold an aggregate of 22,988,724 shares of the Company’s common stock and common stock purchase warrants to purchase 23,421,250 shares of the Company’s common stock for aggregate gross cash proceeds of $400,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.01734 to $0.0184 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

During the three months ended March 31, 2013, 1,000,000 shares of restricted common stock were issued to one debt holder  in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note.

In April, 2013, the Company sold an aggregate of 6,057,181 shares of the Company’s common stock and common stock purchase warrants to purchase 6,057,181 shares of the Company’s common stock for aggregate gross cash proceeds of $135,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.0173 to $0.0381 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.

10.57(27)	Subordination Agreement, dated July 8, 2011.
10.58(28)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(28)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(28)	Subordination Agreement, dated August 1, 2011.
10.61(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(29)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(29)	Subordination Agreement, dated September 1, 2011.
10.64(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated October 1, 2011.
10.65(30)	Partial Assignment and Modification Agreement, dated October 1, 2011.
10.66(30)	Subordination Agreement, dated October 1, 2011.
10.67(29)	Right of First Refusal with Greystone Capital Partners dated September 28, 2011
10.68(29)	Promissory Note for $35,000 with Thalia Woods Management, Inc. dated September 28, 2011.
10.69(29)	Subordination Agreement, dated September 28, 2011
10.70(31)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated November 1, 2011.
10.71(31)	Partial Assignment and Modification Agreement, dated November 1, 2011.
10.72(31)	Subordination Agreement, dated November 1, 2011.
10.73(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated December 1, 2011
10.74(32)	Form of Partial Assignment and Modification Agreement.
10.75(32)	Form of Subordination Agreement.
10.76(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.74(33)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.75(34)	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012.
10.76(36)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc., dated April 2, 2012
10.77(37)	Registration Rights Agreement dated as of November 2, 2011.
10.78(38)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.79(38)	Promissory Note for $139,728.82 with Mr. Charles Hart and Mr. Greg Knutson dated February 6, 2012
10.80(38)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.81(38)	Standby Equity Distribution Agreement $50,000 drawdown on November 2, 2012
10.82(38)	Standby Equity Distribution Agreement $25,000 drawdown on November 14, 2012
10.83(38)	Standby Equity Distribution Agreement $50,000 drawdown on November 20, 2012
10.84 (39)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds, LLC, dated January 10, 2013
10.85 (39)	Unsecured Convertible Promissory Note for 42,500, with Asher Enterprises, Inc. dated January 23, 2013
10.86(39)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 27, 2013
10.87*	2013 Omnibus Equity Compensation Plan
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 23, 2012
(32)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 30, 2012
(33)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on April 2, 2012
(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K with the SEC on June 26, 2012
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K with the SEC on August 1, 2012

31.1	Section 302 Certification of Principal Executive and Financial Officer
32.1	Section 906 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: May 9, 2013	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer