Form 10-Q
period 2013-06-30
BIOHEART, INC.
filed 2013-08-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, there were 236,657,436 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

BIOHEART, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2013

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Information	3

	Condensed Balance Sheets – June 30, 2013 (Unaudited) and December 31, 2012	4

	Unaudited Condensed Statements of Operations (Unaudited) – Three and Six Months Ended June 30, 2013, June 30, 2012 and the period from August 12, 1999 (date of inception) to June 30, 2013	5

	Unaudited Condensed Statements of Stockholders Deficit (Unaudited) –Six Months Ended June 30, 2013	6

	Unaudited Condensed Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2013, June 30, 2012 and the period from August 12, 1999 (date of inception) to June 30, 2013	7

	Notes to Unaudited Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		37

EX-31.1	Management certification

EX-32.1	Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BIOHEART, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,755	$—
Accounts receivable, net	220	1,342
Inventory	—	62,953
Prepaid and other	3,091	41,533
Total current assets	176,066	105,828

Property and equipment, net	570	1,820

Other assets	54,662	54,662

Total assets	$231,298	$162,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$—	$89
Accounts payable	2,412,570	2,556,043
Accrued expenses	4,410,657	4,731,488
Advances, related party	493,948	313,448
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,005,324	2,215,324
Notes payable, net of debt discount	2,107,607	2,364,972
Total current liabilities	13,395,392	14,146,650

Long term debt:
Derivative liability	648,331	611,227

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 and 5,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively, 20,000,000 and -0- issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	20,000	—
Common stock, par value $0.001; 950,000,000 and 195,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively, 227,539,427 and 182,062,802 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	227,539	182,063
Additional paid in capital	101,876,991	100,260,094
Common stock subscription	370,000	—
Deficit accumulated during development stage	(116,306,955)	(115,037,724)
Total stockholders' deficit	(13,812,425)	(14,595,567)

Total liabilities and stockholders' deficit	$231,298	$162,310

See the accompanying notes to these unaudited condensed financial statements

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					From August 12,
					1999 (date of
	Three months ended June 30,		Six months ended June 30,		Inception) to
	2013	2012	2013	2012	June 30, 2013
Revenue	$20,129	$2,688	$24,321	$43,173	$1,293,961
Cost of sales	—	—	—	417	551,904
Gross profit	20,129	2,688	24,321	42,756	742,057

Operating expenses:
Research and development	172,407	93,917	336,381	190,646	65,029,433
Marketing, general and administrative	439,389	425,239	809,922	893,338	37,647,758
Impairment of investment	—	—	—	—	58,695
Depreciation and amortization	481	3,868	1,250	8,193	899,164
Total operating expenses	612,277	523,024	1,147,553	1,092,177	103,635,050

Net loss from operations	(592,148)	(520,336)	(1,123,232)	(1,049,421)	(102,892,993)

Other income (expenses):
Development revenues	—	—	—	—	117,500
Gain on settlement of debt	—	—	1,004,224	—	1,004,224
Gain (loss) on change of fair value of derivative liability	551,176	6,461	(89,413)	6,461	5,356
Interest income	—	—	—	—	762,277
Other income	—	6,062	939	17,415	272,004
Interest expense	(709,366)	(252,472)	(1,061,749)	(681,632)	(15,575,323)
Total other income (expenses)	(158,192)	(239,949)	(145,999)	(657,756)	(13,413,963)

Net loss before income taxes	(750,338)	(760,285)	(1,269,231)	(1,707,177)	(116,306,955)

Income taxes (benefit)	—	—	—	—	—

NET LOSS	$(750,338)	$(760,285)	$(1,269,231)	$(1,707,177)	$(116,306,955)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	218,057,409	133,150,267	202,735,064	125,623,320

See the accompanying notes to these unaudited condensed financial statements

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2012	—	$—	182,062,802	$182,063	$100,260,094	$—	$—	$(115,037,724)	$(14,595,567)
Reclassify the fair value of excess committed shares liability to equity upon common share authorization increase	—	—	—	—	474,954	—	—	—	474,954
Issuance of common stock	—	—	18,951,815	18,952	311,048	—	—	—	330,000
Common stock issued under put agreement	—	—	7,963,709	7,964	142,036	—	—	—	150,000
Common stock issued in connection with issuance of convertible debt	—	—	2,500,000	2,500	33,750	—	—	—	36,250
Common stock issued in connection with settlement of debt	—	—	11,000,000	11,000	148,500	—	—	—	159,500
Common stock issued in settlement of accounts payable	—	—	5,061,101	5,060	144,179	—	—	—	149,239
Preferred stock issued in settlement of debt	5,000,000	5,000	—	—	65,000	—	—	—	70,000
Preferred stock issued in settlement of forbearance agreement	15,000,000	15,000	—	—	259,050				274,050
Proceeds from common stock subscription	—	—	—	—	—	—	370,000	—	370,000
Stock based compensation	—	—	—	—	38,380	—	—	—	38,380
Net loss	—	—	—	—	—	—	—	(1,269,231)	(1,269,231)
Balance, June 30, 2013	20,000,000	$20,000	227,539,427	$227,539	$101,876,991	$—	$370,000	$(116,306,955)	$(13,812,425)

See the accompanying notes to these unaudited condensed financial statements

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			From August 12,
			1999 (date of
	Six months ended June 30,		Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,269,231)	$(1,707,177)	$(116,306,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,250	8,193	899,164
Bad debt expense	—	—	166,266
Discount on convertible debt	242,635	304,586	1,854,203
Loss (gain) on change in fair value of derivative liability	89,413	(6,461)	(5,356)
Gain on settlement of debt	(1,004,224)	—	(1,004,224)
Non-cash payment of interest	221,395	36,251	427,193
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	—	95,291	5,437,604
Amortization of loan costs	—	927	1,228,717
Warrants issued in exchange for services	—	—	285,659
Warrants issued in exchange for forbearance agreement	—	—	430,213
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	2,500	—	759,316
Common stock issued in exchange for services	—	10,000	1,482,522
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Preferred stock issued in settlement of debt and forbearance agreement	274,050	—	274,050
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	38,380	35,611	9,989,382
(Increase) decrease in:
Receivables	1,122	3,191	(1,485)
Inventory	62,953	44,919	(1)
Prepaid and other current assets	38,442	(6,276)	(13,060)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	(71,135)	222,642	3,188,544
Accrued expenses	277,294	404,783	7,080,850
Deferred revenue	—	—	465,287
Net cash used in operating activities	(1,095,156)	(553,520)	(74,059,234)

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			From August 12,
			1999 (date of
	Six months ended June 30,		Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(933)	(899,733)
Net cash used by investing activities	—	(933)	(899,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(89)	—	—
Proceeds from issuance of common stock, net	850,000	378,800	64,731,775
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	—	505,000
Proceeds from related party advances	180,500	111,000	1,047,992
Proceeds from exercise of stock options	—	—	293,749
Proceeds from notes payable	237,500	63,000	11,858,250
Repayments of notes payable	—	—	(3,533,605)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	1,267,911	552,800	75,131,722

Net increase (decrease) in cash and cash equivalents	172,755	(1,653)	172,755

Cash and cash equivalents, beginning of period	—	36,828	—
Cash and cash equivalents, end of period	$172,755	$35,175	$172,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$277,683	$265,747	$2,461,765
Income taxes paid	$—	$—	$—

Non-cash financing activities:
Common stock issued in settlement of notes payable	$140,000	$423,432	$4,392,959
Common stock issued in settlement of accounts payable	$149,239	$—	$163,239
Preferred stock issued in settlement of notes payable	$70,000	$—	$70,000

See the accompanying notes to these unaudited condensed financial statements

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of Bioheart, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the December 31, 2012 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated a deficit through its development stage of $116,306,955.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 290,900,920 and 151,384,090 for the three months ended June 30, 2013 and 2012, respectively and 264,534,723 and 143,857,143 for the six months ended June 30, 2013 and 2012, respectively.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10).

As of June 30, 2013, there were outstanding stock options to purchase 7,817,852 shares of common stock, 4,183,611 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The financial stability of these institutions is periodically reviewed by senior management.

As of June 30, 2013 and December 31, 2012, one customer represented 100% and 96% of the Company’s accounts receivable, respectively.

For the three and six month periods ended June 30, 2013, the Company's revenues earned from the sale of products and services were $20,129 and $24,321, from two (2) customers. For the three and six month period ended June 30, 2012, the Company’s revenues earned from the sale of products and services were $2,688 and $43,173 from one (1) customer, respectively

Reliance on Key Personnel and Consultants

The Company has 4 full-time employees and 1 part-time employee. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $172,407 and $93,917 for the three months ended June 30, 2013 and 2012, respectively; $336,381 and $190,646 for the six months ended June 30, 2013 and 2012, respectively and $65,029,433 from August 12, 1999 (date of inception) to June 30, 2013.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses. Specifically, the Company reclassified advances and accrued expenses due related parties to notes payable related party within current liabilities of the balance sheet.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during six months ended June 30, 2013, the Company incurred net losses attributable to common shareholders of $1,269,231 and used $1,095,156 in cash for operating activities. As of June 30, 2013, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $13.8 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value). During the six months ended June 30, 2013, the Company wrote-off the full balance of inventory to expense due to obsolescence.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2013 and December 31, 2012 is summarized as follows:

	June 30, 2013	December 31, 2012
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	54,414	54,414
Leasehold improvements	362,046	362,046
	899,734	899,734
Less accumulated depreciation and amortization	(899,164)	(897,914)
	$570	$1,820

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
License and royalty fees	$1,972,154	$1,825,675
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,334,312	1,284,705
Interest payable on notes payable	711,828	1,100,174
Vendor accruals and other	219,268	120,133
Employee commissions, compensation, etc.	173,095	400,801
	$4,410,657	$4,731,488

During the six months ended June 30, 2013, 1,000,000 shares of common stock were issued to one debt holder in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

During this 24-month period, commencing on the date on which the SEC first declares effective our registration statement, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Greystone, which is obligated to purchase the shares under the Agreement.

For each share of our common stock purchased under the Agreement, Greystone will pay eighty percent (80%) of the average of the lowest daily volume weighted average price for five consecutive trading days immediately preceding Advance Notice (the "Valuation Period") commencing the date an Advance Notice (the "Advance Notice") is delivered to Greystone in a manner provided by the Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Greystone and Greystone will then be irrevocably bound to acquire such shares. The registration statement of the Company's common stock pursuant to the Agreement was declared effective on February 10, 2012 and a Post-Effective Amendment was declared effective on May 7, 2013. On December 1, 2012, the parties to the Equity Line agreed that the Purchase Price be adjusted to seventy-five percent (75%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Equity Line) immediately subsequent to the date of the relevant Advance Notice.

During the six months ended June 30, 2013, the Company issued an aggregate of 7,963,709 shares of its common stock in exchange for $150,000 draw down on the equity line.

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	500,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
IBC Funds note payable	190,312	—
Asher notes payable	112,500	—
Total notes payable	2,167,784	2,364,972
Less unamortized debt discount	(60,177)	—
Total notes payable net of unamortized debt discount	$2,107,607	$2,364,972

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

During the six months ended June 30, 2013, 1,000,000 shares of common stock were issued to the debt holder, in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note resulting in a gain of $1,078,625. A gain of $1,078,625 was included in the net gain on settlement of debt and trade payables on the statement of operations.

Hunton & Williams Notes

At June 30, 2013 and December 31, 2012, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

IBC Funds, LLC Note

On January 9, 2013, the Company issued an unsecured promissory note and 2,500,000 shares of common stock with IBC Funds LLC. (“IBC”) in the principal amount of $125,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal was due on April 15, 2013. The Parties agreed on May 28, 2013, as the Note remained outstanding, that the outstanding principal and interest would be $190,312 and no additional interest would be assessed in the second quarter. The Note is convertible into common stock, at IBC’s option, at a 60% discount to the average of the three lowest closing prices of the common stock during the 5 trading day period prior to conversion. The Company has identified the embedded derivatives related to the IBC Note. These embedded derivatives included certain conversion features provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of IBC Note and to fair value as of each subsequent reporting date. At the inception of the IBC Note, the Company determined the aggregate fair value of $198,987 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 155.34%, (3) weighted average risk-free interest rate of 0.06%, (4) expected life of 0.26 year, and (5) estimated fair value of the Company’s common stock of $0.0135 per share. The initial fair value of the embedded debt derivative of $198,987 was allocated as a debt discount up to the proceeds of the note ($125,000) with the remainder ($73,987) charged to current period operations as interest expense when the note was amended as stated above. The embedded debt derivative was increased by $86,250 to $251,325 up to the revised face value of the note of $190,312. This resulted in an additional charge to current period interest expense of $20,938. For three and six months ended June 30, 2013, the Company amortized a total of $19,531 and $190,312 of debt discount to current period operations as interest expense, respectively.

Asher Notes (During this year)

During the six months ended June 30, 2013, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of 8% convertible notes in aggregate principal amount of $112,500 (the “Asher Notes”).

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

The Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid between September 11, 2013 and February 20, 2014. The Notes are convertible into common stock, at Asher’s option, at a 42% to 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date which at June 30, 2013 was $100,594. At the inception of the Asher Notes, the Company determined the aggregate fair value of $137,409 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.80% to 163.73%, (3) weighted average risk-free interest rate of 0.09% to 0.17%, (4) expected lives of 0.67 to .77 years, and (5) estimated fair value of the Company’s common stock from $0.0151 to $0.0373 per share. The initial fair value of the embedded debt derivative of $137,409 was allocated as a debt discount up to the proceeds of the note ($112,500) with the remainder ($24,909) charged to current period operations as interest expense. For the three and six months ended June 30, 2013 , the Company amortized $32,954 and $52,323 of debt discount to current period operations as interest expense, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

Lease Guarantee

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

Advances

As of June 30, 2013 and December 31, 2012, the Company officers and directors have provided advances in the aggregate of $493,948 and $313,448 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

On March 30, 2012, the Company and Northstar agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. As of September 30, 2012, the Company was in default, however, subsequent to September 30, 2012, the Company renegotiated the terms of the Note, Northstar has agreed to suspend the requirement of principal payments by the Company and allow payment of interest-only in common stock.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012).

As described above, during the six months ended June 30, 2013, the Company issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, the Company issued 15,000,000 shares of Series A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement. The fair value of the Preferred Stock of $274,050 was included in interest expense for the three months ended June 30, 2013. As of June 30, 2013 the principle of this note was $362,000.

Officer and Director Notes

At June 30, 2013 and December 31, 2012, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On October 9, 2012, the Company issued an aggregate of $1,278,324 promissory notes due October 9, 2013 to officers and directors in settlement of outstanding advances and accrued compensation. The promissory notes bear interest of 5% per annum and due at maturity.

Subordinated debt, related party

As of June 30, 2013 and December 31, 2012, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

On February 4, 2013, in conjunction with the increase in authorized number of shares to 970,000,000, the Company determined it had adequate authorized shares to settle all of these agreements. As such, the Company adjusted the derivative liability to fair value on February 4, 2013 and reclassified the derivative liability to equity. The fair value of the derivative liability of $474,954 (a non-cash item) as of February 4, 2013 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 156.52%; risk free rate: 0.38%; and expected life: 3.5 years. The Company recorded a loss on change in derivative liabilities of $84,907 during the six months ended June 30, 2013.

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

At June 30, 2013, the fair value of the reset provision of $296,412 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 161.86%; risk free rate: 2.52%; and expected life: 9.25 years. The Company recorded a loss on change in derivative liabilities of $75,233 during the six months ended June 30, 2013.

Convertible notes

During the six months ended June 30, 2013, the Company issued convertible notes (see Note 7 above).

These notes are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

The fair value of the embedded derivatives at June 30, 2013, in the amount of $351,919, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 161.86%, (3) weighted average risk-free interest rate of 0.02% to 0.10%, (4) expected lives of 0.10 to 0.64 years, and (5) estimated fair value of the Company’s common stock of $0.02 per share. The Company recorded a loss on change in derivative liabilities of $70,727 during the six months ended June 30, 2013.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At June 30, 2013, the aggregate derivative liabilities was valued at $648,331, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

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

During the six months ended June 30, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (See note 8 above).

Common stock

On February 4, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares to 970,000,000, consisting of 20,000,000 $0.001 par value preferred stock and 950,000,000 $0.001 common stock.

During the six months ended June 30, 2013, the Company issued an aggregate of 5,061,101 shares of its common stock for settlement of $74,839 of accounts payable. In connection with the settlement, the Company recorded a loss on settlement of debt of $74,401.

During the six months ended June 30, 2013, the Company issued 2,500,000 shares of its common stock in connection with the issuance of a note payable.

During the six months ended June 30, 2013, the Company issued 11,000,000 shares of its common stock in connection with the settlement of a note payable.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Options

In December 1999, the Board of Directors and shareholders adopted the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the Plans. The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010, the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

In April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance.

Effective April 1, 2013, the Board of Directors resolved that stock options granted for the past three years as of February 25, 2013 be repriced for employees, management and board members, at the exercise price of the average of the last 5 trading days’ closing price as of February 25, 2013. Subsequently, this action was rescinded and the repricing date was set for August 5, 2013.

A summary of options at June 30, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2012	4,636,318		$1.20	8.1
Granted	3,300,000		$0.04
Exercised		$
Forfeited/Expired	(82,942)		$5.57
Options outstanding at December 31, 2012	7,853,376		$0.67	8.2
Granted		$
Exercised
Forfeited/Expired	(35,524)		$5.67
Options outstanding at June 30, 2013	7,817,852		$0.64	7.7
Options exercisable at June 30, 2013	4,183,611		$1.15	6.7
Available for grant at June 30, 2013	0

The following information applies to options outstanding and exercisable at June 30, 2013:

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	6,794,360	8.4	$0.12	3,074,127	$0.17
$0.71 – $1.28	324,471	4.8	$0.77	419,463	$0.76
$5.25 – $5.67	652,653	2.4	$5.56	643,653	$5.57
$7.69	39,572	3.2	$7.69	39,572	$7.69
$8.47	6,796	3.8	$8.47	6,796	$8.47
	7,817,852	7.7	$0.64	4,183,611	$1.15

The fair value of all options vesting during the three and six months ended June 30, 2013 of $18,748 and $38,380, respectively, and $16,560 and $35,611 for the three and six months ended June 30, 2012, respectively was charged to current period operations.

Warrants

A summary of warrants at June 30, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2012	32,610,075		$0.86	3.8
Issued	42,396,432		$0.018	5.78
Exercised	—		$0.00
Forfeited	(933,185)		$0.69
Outstanding at December 31, 2012	74,073,322		$0.28	4.5
Issued	23,421,250		$0.018	3.74
Exercised	—	$
Expired	(2,051,037)		$0.73
Outstanding at June 30, 2013	95,443,535		$0.28	3.9
Exercisable at June 30, 2013	70,477,835		$0.21	4.0

In conjunction with the authorized issuance of common stock, the Company granted approximately 23 million warrants during the six months ended June 30, 2013.

The following information applies to warrants outstanding and exercisable at June 30, 2013:

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	89,044,402	3.7	$0.04	65,623,152	$0.04
$0.52 – $0.68	2,699,675	5.8	$0.58	2,699,675	$0.58
$0.70 – $1.62	853,176	6.5	$0.71	853,176	$0.71
$3.60 – $4.93	105,000	0.2	$4.87	105,000	$4.87
$5.67 – $7.69	2,741,282	9.2	$7.52	1,196,832	$7.31
	95,443,535	3.9	$0.28	70,477,835	$0.21

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000, the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $200,000 for 2012 and thereafter. As of June 30, 2013, the Company has not made any payments other than the initial payment to acquire the license. At June 30, 2013 and December 31, 2012, the Company’s liability under this agreement was $1,972,154 and $1,825,675, respectively, which is reflected as a component of accrued expenses on the balance sheets (see Note 5). During the six months ended June 30, 2013 and 2012, the Company incurred expenses of $146,478, $105,000 respectively, and $1,972,154 from August 12, 1999 (date of inception) to June 30, 2013. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $357,154 in accrued expenses as of June 30, 2013.

Approximate annual future minimum obligations under this agreement as of June 30, 2013 are as follows:

Year Ending December 31,

2013	$105,000
2014	210,000
2015	210,000
Total	$525,000

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of June 30, 2013 or December 31, 2012.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2013, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2013 or December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosure.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 7 and 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 7 and 9 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2013, in the amount of $648,331 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2013:

Derivative Liability

Balance, December 31, 2012	$611,227
Total (gains) losses
Initial fair value of debt derivative at note issuance	422,645
Mark-to-market at June 30, 2013:	89,413
Transfers out of Level 3 upon increase in authorized shares	(474,954)

Balance, June 30, 2013	$648,331

Net Loss for the period included in earnings relating to the liabilities held at June 30, 2013	$(89,413)

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 14 — SUBSEQUENT EVENTS

In July and August 2013, the Company issued an aggregate of 9,118,009 shares of its common stock in settlement of $84,200 of notes payable and related accrued interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 28, 2013, in connection with the audit of our financial statements as of December 31, 2012, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Our unaudited condensed financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 2 of our unaudited financial statement for the six months ended June 30, 2013 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2013, the Company amended its facility lease to extend the term of the lease until August 15, 2013. The Company is in the process of further extending the lease and has executed a non-binding term sheet proposing a three and one half year extension.

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

We have completed various clinical trials for MyoCell including the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration, or the “FDA”, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe, or the MARVEL Trial. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. We have also initiated the MIRROR trial, which is a Phase III, double-blind placebo controlled study for centers outside the US. The SEISMIC, MYOHEART,MARVEL and MIRROR Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell cell-culturing services for treatment of patients by qualified physicians.

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

We have completed the Phase I Angel Trial for LipiCell (adipose derived stem cells). Five patients were enrolled and treated in the second quarter of 2013.

MyoCell

MyoCell is a clinical therapy intended to improve cardiac function for those with congestive heart failure and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with a Johnson & Johnson company to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell in the MARVEL Trial. These cells can also be delivered with our MyoCath catheter.

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

Our completed clinical trials of MyoCell to date, l have been primarily targeted to patients with severe, chronic damage to the heart who are in Class II or Class III heart failure according to the New York Heart Association, or NYHA, heart failure classification system. The NYHA system classifies patients in one of four categories based on how limited they are during physical activity. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion while NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest.

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

MyoCath Product Candidate

The MyoCath was developed by Bioheart co-founder Robert Lashinski specifically for delivering new cells to damaged tissue. It is a deflecting tip needle injection catheter that has a larger needle which is 25 gauge for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely, thus improving safety. The MyoCath competes well with other biological delivery systems on price and efficiency and allows the physician to utilize standard fluoroscopy and echo equipment found in every cath lab. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemic and congestive heart failure. The MyoCath catheters are currently produced by a contract manufacturer on an as needed basis.

Vitalmex

On August 1, 2012, our Chief Executive Officer, in an open letter to shareholders, discussed active negotiations with several groups interested in helping us restart our FDA-approved clinical trials, including a non-binding term sheet and investment offer from Grupo Vitalmex in Mexico. Vitalmex’s operations include marketing and distributing specialized healthcare products, devices and therapies worldwide. While there can be no assurances that a definitive agreement will be reached, as of the date of this report, negotiations with Vitalmex are not ongoing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our critical accounting policies are described in Note 1 to our financial statements appearing elsewhere in this report, we believe the following policies are important to understanding and evaluating our reported financial results:

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

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

We recognized revenues of $20,129 in the three month period ended June 30, 2013 compared to revenues of $2,688 in the three month period ended June 30, 2012. The revenue in the three month period ended June 30, 2013 was generated from laboratory services and providing a training class.

Cost of Sales

Cost of sales was $0 in the three month period ended June 30, 2013 compared to $0 in the three month period ended June 30, 2012.

Research and Development

Research and development expenses were $172,407 in the three month period ended in June 30, 2013, an increase of $78,490 from the research and development expenses of $93,917 in the three month period ended in June 30, 2012. The increase was primarily attributable to an increase in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $439,389 in the three month period ended June 30, 2013, an increase of $14,150 from marketing, general and administrative expenses of approximately $425,239 in the three month period ended in June 30, 2012. The increase in marketing, general and administrative expenses is attributable, in part, to additional professional and other service fees incurred.

Gain on change in fair value of derivative liabilities.

As of June 30, 2013, we issued convertible notes and warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2013, we incurred a $551,176 gain on change in fair value of our derivative liabilities compared to a gain of $6,461 the same period last year.

Interest Expense

Interest expense was $709,366 in the three month period ended June 30, 2013 compared to interest expense of $252,472 in the three month period ended in June 30, 2012, an increase of $456,894. During the three months ended June 30, 2013, we incurred a non-cash interest expense of $374,367 from the set up and amortization of debt discounts associated with our issued convertible notes and payment of forbearance costs as compared to $115,421 for the same period last year.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

We recognized revenues of $24,321 in the six month period ended June 30, 2013 compared to revenues of $43,173 in the six month period ended June 30, 2012. The revenue in the six month period ended June 30, 2013 was generated from laboratory services and providing a training class.

Cost of Sales

Cost of sales was $0 in the six month period ended June 30, 2013 compared to $417 in the six month period ended June 30, 2012.

Research and Development

Research and development expenses were $336,381 in the three month period ended in June 30, 2013, an increase of $145,735 from the research and development expenses of $190,646 in the six month period ended in June 30, 2012. The increase was primarily attributable to an increase in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $809,922 in the six month period ended June 30, 2013, a decrease of $83,416 from marketing, general and administrative expenses of approximately $893,338 in the six month period ended in June 30, 2012. The decrease in marketing, general and administrative expenses is attributable, in part, to lower compensation to officers, directors and key employees.

Gain on settlement of debt

During the six months ended June 30, 2013, we settled an outstanding note payable and certain accounts payable by issuances of common stock. As such we realized a net $1,004,224 gain on settlement of debt during the six months ended June 30, 2013, as compared to nil for same period last year.

(Loss) gain on change in fair value of derivative liabilities.

As of June 30, 2013, we issued convertible notes and warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2013, we incurred a $89,413 loss on change in fair value of our derivative liabilities compared to a gain of $6,461 the same period last year.

Interest Expense

Interest expense was $1,061,749 in the six month period ended June 30, 2013 compared to interest expense of $681,632 in the six month period ended in June 30, 2012, an increase of $380,117. During the six months ended June 30, 2013, we incurred a non-cash interest expense of $688,095 from the set up and amortization of debt discounts associated with our issued convertible notes and payment of forbearance costs as compared to $415,886 for the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of June 30, 2013 and December 31, 2012, one (1) and two (2) customers represented 100% and 98% of the Company’s accounts receivable, respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2013, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1,095,156 in the six month period ended June 30, 2013 as compared to $553,520 of cash used in the six month period ended in June 30, 2012.

Our use of cash for operations in the six months ended June 30, 2013 reflected a net loss generated during the period of approximately $1.3 million, adjusted for non-cash items such as stock-based compensation of $38,380, depreciation of $1,250, amortization of debt discounts of $242,635, loss on change in fair value of derivative liabilities of $89,413 and non-cash interest paid of $156,083, net with gain on settlement of debt of $1,004,224. In addition we had a net decrease in operating assets of $102,517 and an increase in accrued expenses of $342,606 and a decrease in accounts payable of $71,135.

Our use of cash for operations in the six months ended June 30, 2012 reflected a net loss generated during the period of approximately $1.7 million, adjusted for non-cash items such as stock-based compensation of $35,611, amortization of the fair value of warrants granted in connection with the Note payable of $95,291, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $304,586, non-cash interest paid of $36,251 and depreciation of $8,193. In addition we had a net decrease in operating assets of $41,834 and an increase in accrued expenses of $404,783 and in accounts payable of $222,642.

Investing Activities

Net cash used in investing activities was nil for the six months ended June 30, 2013 and $933 for the six months ended June 30, 2012, where we acquired equipment.

Financing Activities

Net cash provided by financing activities was an aggregate of $1,267,911 in the six month period ended June 30, 2013 as compared to $552,800 in the six month period ended in June 30, 2012. In the six month period ended June 30, 2013 we sold, in private placements, shares of common stock and warrants for aggregate net cash proceeds of $850,000, received proceeds from issuance of note payable of $237,500 and related party advances of $180,500.

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

At June 30, 2013, we had cash and cash equivalents totaling $172,755. However our working capital deficit as of such date was approximately $13.2 million. Our independent registered public accounting firm has issued its report dated March 28, 2013 in connection with the audit of our financial statements as of December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended June 30, 2013 addresses the issue of our ability to continue as a going concern

Off-Balance Sheet Arrangements

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

During the six months ended June 30, 2013, 1,000,000 shares of common stock were issued to one debt holder in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note.

In April, 2013, the Company sold an aggregate of 4,613,611 shares of the Company’s common stock and common stock purchase warrants to purchase 4,613,611 shares of the Company’s common stock for aggregate gross cash proceeds of $135,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.0173 to $0.0381 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

As of June 30, 2013, the warrant agreements, while subscribed, have not been issued.,

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1(1)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(3)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(2)	Amended and Restated Bylaws

10.87*(4)	2013 Omnibus Equity Compensation Plan

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 9, 2013.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: August XX, 2013	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer