Form 10-Q/A
period 2013-06-30
BIOHEART, INC.
filed 2013-08-14
CIK 1388319

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

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-Q is being filed solely for the purpose of adding the dates of the electronic signatures. In all other matieral respects this Quarterly Report on Form 10-Q is unchanged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: August 14, 2013	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer

37