Form 10-Q
period 2013-09-30
BIOHEART, INC.
filed 2013-11-14
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(Title of Class)

_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

As of November ____, 2013, there were 347,175,310 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

BIOHEART, INC.

INDEX TO FORM 10-Q FILING

SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I	Financial Information	Page Number

Item 1.	Financial Information	3

	Condensed Balance Sheets – September 30, 2013 (Unaudited) and December 31, 2012	4

	Unaudited Condensed Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2013, September 30, 2012 and the period from August 12, 1999 (date of inception) to September 30, 2013	5

	Unaudited Condensed Statements of Stockholders Deficit (Unaudited) –Nine Months Ended September 30, 2013	6

	Unaudited Condensed Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2013, September 30, 2012 and the period from August 12, 1999 (date of inception) to September 30, 2013	7

	Notes to Unaudited Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

EX-31.1	Management Certification

EX-32.1	Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BIOHEART, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,684	$—
Accounts receivable, net	8,895	1,342
Inventory	—	62,953
Prepaid and other	—	41,533
Total current assets	15,579	105,828

Property and equipment, net	492	1,820

Other assets	54,662	54,662

Total assets	$70,733	$162,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$—	$89
Accounts payable	2,407,463	2,556,043
Accrued expenses	4,530,681	4,731,488
Advances, related party	316,198	313,448
Deposits	465,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,330,324	2,215,324
Notes payable, net of debt discount	1,890,410	2,364,972
Total current liabilities	13,440,362	14,146,650

Long term debt:
Derivative liability	281,037	611,227

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 and 5,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively, 20,000,000 and -0- issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	20,000	—
Common stock, par value $0.001; 950,000,000 and 195,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively, 319,315,563 and 182,062,802 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	319,316	182,063
Additional paid in capital	103,113,742	100,260,094
Common stock subscription	350,000	—
Deficit accumulated during development stage	(117,453,724)	(115,037,724)
Total stockholders' deficit	(13,650,667)	(14,595,567)

Total liabilities and stockholders' deficit	$70,733	$162,310

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					From August 12,
					1999 (date of
	Three months ended September 30,		Nine months ended September 30,		Inception) to
	2013	2012	2013	2012	September 30, 2013
Revenue	$—	$4,072	$—	$47,245	$1,269,640
Cost of sales	—	—	—	417	551,904
Gross profit	—	4,072	—	46,828	717,736

Operating expenses:
Research and development	158,381	106,889	494,762	297,535	65,187,814
Marketing, general and administrative	940,354	677,950	1,750,276	1,571,288	38,588,112
Impairment of investment	—	—	—	—	58,695
Depreciation and amortization	77	3,377	1,327	11,570	899,241
Total operating expenses	1,098,812	788,216	2,246,365	1,880,393	104,733,862

Net loss from operations	(1,098,812)	(784,144)	(2,246,365)	(1,833,565)	(104,016,126)

Other income (expenses):
Development revenues	—	—	—	—	117,500
Gain on settlement of debt	—	—	1,004,224	—	1,004,224
Gain on change of fair value of derivative liability	129,298	20,804	39,885	27,265	134,654
Interest income	—	—	—	—	762,277
Other income	31,659	819	56,919	18,234	327,984
Interest expense	(208,914)	(342,022)	(1,270,663)	(1,023,654)	(15,784,237)
Total other income (expenses)	(47,956)	(320,399)	(169,635)	(978,155)	(13,437,598)

Net loss before income taxes	(1,146,769)	(1,104,543)	(2,416,000)	(2,811,720)	(117,453,724)

Income taxes (benefit)	—	—	—	—	—

NET LOSS	$(1,146,769)	$(1,104,543)	$(2,416,000)	$(2,811,720)	$(117,453,724)

Net loss per common share, basic and diluted	$(0.005)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	246,229,899	155,968,821	217,392,664	135,812,320

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

							Deficit
							Accumulated
					Additional		During
	Preferred stock		Common stock		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2012	—	$—	182,062,802	$182,063	$100,260,094	$—	$(115,037,724)	$(14,595,567)
Reclassify the fair value of excess committed shares liability to equity upon common share authorization increase	—	—	—	—	474,954	—	—	474,954
Issuance of common stock	—	—	29,776,525	29,777	520,223	—	—	550,000
Common stock issued under put agreement	—	—	12,658,545	12,659	187,341	—	—	200,000
Common stock issued in connection with issuance of convertible debt	—	—	2,500,000	2,500	33,750	—	—	36,250
Common stock issued in connection with settlement of debt	—	—	39,833,771	39,834	535,629	—	—	575,463
Common stock issued for services	—	—	2,532,471	2,532	37,987	—	—	40,519
Common stock issued in settlement of related party notes payable	—	—	44,890,348	44,890	492,860	—	—	537,750
Common stock issued in settlement of accounts payable	—	—	5,061,101	5,061	144,179	—	—	149,240
Preferred stock issued in settlement of debt	5,000,000	5,000	—	—	65,000	—	—	70,000
Preferred stock issued in settlement of forbearance agreement	15,000,000	15,000	—	—	259,050			274,050
Proceeds from common stock subscription	—	—	—	—	—	350,000	—	365,000
Stock based compensation	—	—	—	—	102,674	—	—	102,674
Net loss	—	—	—	—	—	—	(2,416,000)	(2,416,000)
Balance, September 30, 2013	20,000,000	$20,000	319,315,563	$319,316	$103,113,742	$350,000	$(117,453,724)	$(13,650,667)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			From August 12,
			1999 (date of
	Nine months ended September 30,		Inception) to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,416,000)	$(2,811,720)	$(117,457,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,328	11,570	899,242
Bad debt expense	—	—	166,266
Discount on convertible debt	295,750	382,693	1,907,318
Loss (gain) on change in fair value of derivative liability	(39,885)	(27,265)	(134,654)
Gain on settlement of debt	(1,004,224)	—	(1,004,224)
Non cash payment of interest	168,350	36,251	439,462
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	—	95,291	5,437,604
Amortization of loan costs	—	927	1,228,717
Related party notes payable issued for services rendered	500,000	—	500,000
Warrants issued in exchange for services	—	—	285,659
Warrants issued in exchange for forbearance agreement	—	119,023	430,213
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	2,500	—	759,316
Common stock issued in exchange for services	40,519	34,600	1,523,041
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Preferred stock issued in settlement of forbearance agreement penalty	274,050	—	274,050
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	102,674	56,476	10,053,676
(Increase) decrease in:
Receivables	(7,553)	2,379	(10,160)
Inventory	62,953	417	(1)
Prepaid and other current assets	41,533	(21,169)	(9,969)
Other assets	—	—	(28,854)
Increase (decrease) in:
Accounts payable	(76,240)	272,566	3,183,437
Accrued expenses	485,518	942,562	7,227,660
Deferred revenue	—	—	465,287
Net cash used in operating activities	(1,568,727)	(905,399)	(74,532,805)

BIOHEART, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			From August 12,
			1999 (date of
	Nine months ended September 30,		Inception) to
	2013	2012	September 30, 2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(933)	(899,733)
Net cash used by investing activities	—	(933)	(899,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(89)	—	—
Proceeds from issuance of common stock, net	1,100,000	459,800	64,981,775
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	—	505,000
Proceeds from related party advances	180,500	351,492	1,047,992
Proceeds from exercise of stock options	—	—	293,749
Proceeds from notes payable	295,000	63,000	11,915,750
Repayments of notes payable	—	—	(3,533,605)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	1,575,411	874,292	75,439,222

Net increase (decrease) in cash and cash equivalents	6,684	(32,040)	6,684

Cash and cash equivalents, beginning of period	—	36,828	—
Cash and cash equivalents, end of period	$6,684	$4,788	$6,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$513,986	$403,618	$2,698,068
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$345,000	$570,181	$4,597,959
Common stock issued in settlement of accounts payable	$149,239	$14,000	$163,239
Preferred stock issued in settlement of notes payable	$70,000	$—	$84,000

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the December 31, 2012 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2013, the Company has accumulated a deficit through its development stage of $117,453,724.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 323,296,916 and 182,807,340 for the three months ended September 30, 2013 and 2012, respectively and 336,682,241 and 174,169,691 for the nine months ended September 30, 2013 and 2012, respectively.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10).

As of September 30, 2013, there were outstanding stock options to purchase 25,206,532 shares of common stock, 7,544,618 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The financial stability of these institutions is periodically reviewed by senior management.

As of September 30, 2013 and December 31, 2012, three (3) and one (1) customer represented 98% and 97% of the Company’s accounts receivable, respectively.

For the three and nine month period ended September 30, 2012, the Company’s revenues earned from the sale of products and services were $4,072 and $47,245 respectively from three (3) customers.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $158,381 and $106,889 for the three months ended September 30, 2013 and 2012, respectively; $494,762 and $297,535 for the nine months ended September 30, 2013 and 2012, respectively and $65,187,814 from August 12, 1999 (date of inception) to September 30, 2013.

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
SEPTEMBER 30, 2013

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during nine months ended September 30, 2013, the Company incurred net losses attributable to common shareholders of $2,416,000 and used $1,568,727 in cash for operating activities. As of September 30, 2013, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $13.4 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3 – INVENTORY

Inventory consists of raw materials. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value). During the nine months ended September 30, 2013, the Company wrote-off the full balance of inventory to expense due to obsolescence.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2013 and December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	130,916	130,916
Computer equipment	54,414	54,414
Leasehold improvements	362,046	362,046
	899,734	899,734
Less accumulated depreciation and amortization	(899,242)	(897,914)
	$492	$1,820

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
License and royalty fees	$2,046,789	$1,825,675
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,354,043	1,284,705
Interest payable on notes payable	833,105	1,100,174
Vendor accruals and other	174,268	120,133
Employee commissions, compensation, etc.	122,476	400,801
	$4,530,681	$4,731,488

During the nine months ended September 30, 2013, 1,000,000 shares of common stock were issued to one debt holder in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

During this 24-month period, commencing on the date on which the SEC first declared the registration statement effective, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Greystone, which is obligated to purchase the shares under the Agreement.

For each share of the Company common stock purchased under the Agreement, Greystone will pay eighty percent (80%) of the average of the lowest daily volume weighted average price for five consecutive trading days immediately preceding Advance Notice (the "Valuation Period") commencing the date an Advance Notice (the "Advance Notice") is delivered to Greystone in a manner provided by the Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Greystone and Greystone will then be irrevocably bound to acquire such shares. The registration statement of the Company's common stock pursuant to the Agreement was declared effective on February 10, 2012 and a Post-Effective Amendment was declared effective on May 7, 2013. On December 1, 2012, the parties to the Equity Line agreed that the Purchase Price be adjusted to seventy-five percent (75%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Equity Line) immediately subsequent to the date of the relevant Advance Notice.

During the nine months ended September 30, 2013, the Company issued an aggregate of 12,658,545 shares of its common stock in exchange for $200,000 draw down on the equity line.

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	500,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	90,000	—
Total notes payable	1,954,972	2,364,972
Less unamortized debt discount	(64,562)	—
Total notes payable net of unamortized debt discount	$1,890,410	$2,364,972

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Subject to certain conditions, at the end of each calendar quarter during the time the loan is outstanding, the Company may, but is not required to, pay all or any portion of the interest accrued but unpaid as of such date with shares of its common stock. In April 2009, as consideration for the authorization to amend certain documents related to the Note, the Company issued to the Note holder a warrant to purchase 451,053 shares of common stock at an exercise price of $0.5321 per share.

The warrant, which became exercisable immediately upon issuance, has a ten year term. This warrant had a fair value of $195,694, which was accounted for as additional paid in capital and reflected as a component of debt discount and has been fully amortized as interest expense ratably over the term of the loan.

During the nine months ended September 30, 2013, 1,000,000 shares of common stock were issued to the debt holder, in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note resulting in a gain of $1,078,625. A gain of $1,078,625 was included in the net gain on settlement of debt and trade payables on the statement of operations. As of September 30, 2013 the principle of this note was $500,000.

Hunton & Williams Notes

At September 30, 2013 and December 31, 2012, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this year)

During the nine months ended September 30, 2013, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of 8% convertible notes in aggregate principal amount of $170,000 (the “Asher Notes”).

The Asher Notes bear interest at the rate of 8% per annum. As of the quarter ended September 30, 2013 all interest and principal must be repaid nine months from the issuance date, the last note due June 11, 2014. The Notes are convertible into common stock, at Asher’s option, at a 42% to 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date which at September 30, 2013 was $118,934. At the inception of the Asher Notes, the Company determined the aggregate fair value of $207,176 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.80% to 163.73%, (3) weighted average risk-free interest rate of 0.09% to 0.17%, (4) expected lives of 0.67 to .77 years, and (5) estimated fair value of the Company’s common stock from $0.011 to $0.0373 per share. The initial fair value of the embedded debt derivative of $207,176 was allocated as a debt discount up to the proceeds of the note ($170,000) with the remainder ($37,176) charged to current period operations as interest expense. For the three and nine months ended September 30, 2013, the Company amortized $53,115 and $105,438 of debt discount to current period operations as interest expense, respectively. As of September 30, 2013 the gross balance of the Asher Notes was $90,000.

NOTE 8 — RELATED PARTY TRANSACTIONS

Lease Guarantee

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

Advances

As of September 30, 2013 and December 31, 2012, the Company officers and directors have provided advances in the aggregate of $316,198 and $313,448 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On August 1, 2013, advances in aggregate of $22,750 were converted into a demand promissory note with 5% interest per annum.  On September 30, 2013, the Company issued 1,995,614 shares of common stock in settlement of the $22,750 promissory note.

On September 30, 2013, the Company issued 8,771,929 shares of its common stock as payment of $100,000 towards cash advances.

Notes payable-related party

Northstar Biotechnology Group, LLC

On February 29, 2012, a note issued to BlueCrest Master Fund Limited was assigned to Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

On September 21, 2012, the Company issued 5,000,000 common stock purchase warrants to Northstar that was treated as Additional interest expense upon issuance.

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

Effective October 1, 2012, the effective interest rate will be 12.85% per annum.  The parties agreed, as of February 28, 2013, to reduce the interest rate to 7% per annum (see Note 14 below).

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock; payments of common stock for April 1, 2013 and October 1, 2013 shall be made the fourth quarter of 2013 based on the closing price of the common stock on April 1, 2013 and October 1, 2013 respectively (see Note 14 below).

As described above, during the nine months ended September 30, 2013, the Company issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, the Company issued 15,000,000 shares of Series A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement. The fair value of the Preferred Stock of $274,050 was included in interest expense for the nine months ended September 30, 2013. On September 30, 2013, the Company issued 8,771,929 shares of its common stock as payment of $100,000 towards cash advances. As of September 30, 2013, the principle of this note was $362,000.

Officer and Director Notes

At September 30, 2013 and December 31, 2012, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On October 9, 2012, the Company issued an aggregate of $1,278,324 promissory notes due October 9, 2013 to officers and directors in settlement of outstanding advances and accrued compensation. The promissory notes bear interest of 5% per annum and due at maturity.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

On September 30, 2013, the Company issued an aggregate of 15,350,876 shares of its common stock in settlement of $175,000 of related party notes payable.

Subordinated debt, related party

As of September 30, 2013 and December 31, 2012, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

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

On February 4, 2013, in conjunction with the increase in authorized number of shares to 970,000,000, the Company determined it had adequate authorized shares to settle all of these agreements. As such, the Company adjusted the derivative liability to fair value on February 4, 2013 and reclassified the derivative liability to equity. The fair value of the derivative liability of $474,954 (a non-cash item) as of February 4, 2013 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 156.52%; risk free rate: 0.38%; and expected life: 3.5 years. The Company recorded a loss on change in derivative liabilities of $84,907 during the nine months ended September 30, 2013.

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 8 above, the Company issued an aggregate of 15,000,000 common stock purchase warrants to purchase the Company’s common stock with an exercise price of $0.014 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At September 30, 2013, the fair value of the reset provision of $162,103 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 162.57%; risk free rate: 2.64%; and expected life: 9.00 years. The Company recorded a gain on change in derivative liabilities of $59,076 during the nine months ended September 30, 2013.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Convertible notes

During the nine months ended September 30, 2013, the Company issued convertible notes (see Note 7 above).

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

The fair value of the embedded derivatives at September 30, 2013, in the amount of $118,934, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 162.57%, (3) weighted average risk-free interest rate of 0.04%, (4) expected lives of 0.39 to 0.70 years, and (5) estimated fair value of the Company’s common stock of $0.011 per share. The Company recorded a gain on change in derivative liabilities of $65,716 during the nine months ended September 30, 2013.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At September 30, 2013, the aggregate derivative liabilities was valued at $281,037, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the board of directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 20 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities. In lieu of the initial two payments due to Northstar, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders (see Note 8 above).

During the nine months ended September 30, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (see note 8 above).

Common stock

On February 4, 2013, the Company amended its Articles of Incorporation to increase the number of authorized shares to 970,000,000, consisting of 20,000,000 $0.001 par value preferred stock and 950,000,000 $0.001 common stock.

During the nine months ended September 30, 2013, the Company issued an aggregate of 5,061,101 shares of its common stock for settlement of $74,839 of accounts payable. In connection with the settlement, the Company recorded a loss on settlement of debt of $74,401.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

During the nine months ended September 30, 2013, the Company issued 2,500,000 shares of its common stock in connection with the issuance of a note payable.

During the nine months ended September 30, 2013, the Company issued 39,833,771 shares of its common stock in connection with the settlement and/or conversion of various notes payable.

During the nine months ended September 30, 2013, the Company issued 44,890,348 shares of its common stock in connection with the settlement of related party notes payable and advances.

During the nine months ended September 30, 2013, the Company issued 2,532,471 shares of its common stock services rendered valued at $40,519.

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

A summary of options at September 30, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2012	4,636,318		$1.20	8.1
Granted	3,300,000		$0.04
Exercised		$
Forfeited/Expired	(82,942)		$5.57
Options outstanding at December 31, 2012	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised
Forfeited/Expired	(46,844)		$5.67
Options outstanding at September 30, 2013	25,206,532		$0.20	9.1
Options exercisable at September 30, 2013	7,544,618		$0.62	7.9
Available for grant at September 30, 2013	32,600,000

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following information applies to options outstanding and exercisable at September 30, 2013:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	24,194,360	9.4	$0.04	6,436,627	$0.08
$0.71 – $1.28	324,471	4.6	$0.77	429,290	$0.76
$5.25 – $5.67	641,951	2.2	$5.56	632,951	$5.57
$7.69	39,572	2.9	$7.69	39,572	$7.69
$8.47	6,178	3.9	$8.47	6,178	$8.47
	25,206,532	9.1	$0.20	7,544,618	$0.62

On August 5, 2013, the Company re-priced options previously issued from 2011 through 2012 for current employees and officers in aggregate of 4,890,000 options with previous exercise prices from $0.03 to $0.21 per share to $0.01694 per share, all other terms remaining unchanged.  The gross change in fair value, determined using the Black Scholes option pricing model, of $1,630 was charged to current period operations.

On August 1, 2013, the Company issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.01576 per share, respectively; to employees, exercisable over 4 years.   The fair value of $245,749, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 153.27% and Risk free rate: 2.74%, of which $10,240 was charged to current period operations.

On September 1, 2013, the Company issued an aggregate 2,400,000 options to purchase the Company’s common stock at $0.01654 per share, respectively; to officers and employees, exercisable immediately. The fair value of $37,823, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 150.98% and Risk free rate: 2.78%, was charged to current period operations.

The fair value of all options vesting during the three and nine months ended September 30, 2013 of $64,294 and $102,674, respectively, and $20,865 and $56,476 for the three and nine months ended September 30, 2012, respectively was charged to current period operations.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Warrants

A summary of common stock purchase warrants at September 30, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2012	32,610,075		$0.86	3.8
Issued	42,396,432		$0.018	5.78
Exercised	—		$0.00
Forfeited	(933,185)		$0.69
Outstanding at December 31, 2012	74,073,322		$0.28	4.5
Issued	40,954,886		$0.016	9.2
Exercised	—	$
Expired	(2,332,877)		$0.73
Outstanding at September 30, 2013	112,695,331		$0.23	6.0
Exercisable at September 30, 2013	84,534,199		$0.16	4.7

In conjunction with the authorized issuance of common stock, the Company granted approximately 35 million common stock purchase warrants during the nine months ended September 30, 2013.

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	106,441,198	6.0	$0.03	79,824,516	$0.04
$0.52 – $0.68	2,699,675	5.6	$0.58	2,699,675	$0.58
$0.70 – $1.62	853,176	6.2	$0.71	853,176	$0.71
$5.67 – $7.69	2,701,282	9.1	$7.55	1,156,832	$7.35
	112,695,331	6.0	$0.23	84,534,199	$0.15

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The Company has entered into various licensing agreements, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000, the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $200,000 for 2012 and thereafter. As of September 30, 2013, the Company has not made any payments other than the initial payment to acquire the license. At September 30, 2013 and December 31, 2012, the Company’s liability under this agreement was $2,046,789 and $1,825,675, respectively, which is reflected as a component of accrued expenses on the balance sheets (see Note 5). During the nine months ended September 30, 2013 and 2012, the Company incurred expenses of $221,113, $157,500 respectively, and $2,046,789 from August 12, 1999 (date of inception) to September 30, 2013. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $379,289 in accrued expenses as of September 30, 2013.

Approximate annual future minimum obligations under this agreement as of September 30, 2013 are as follows:

Year Ending December 31,

2013	$52,500
2014	210,000
2015	210,000
Total	$472,500

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of September 30, 2013 or December 31, 2012.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2013, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

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

As of September 30, 2013 or December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

As of September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2013, in the amount of $281,037 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Derivative Liability

Balance, December 31, 2012	$611,227
Total (gains) losses
Initial fair value of debt derivative at note issuance	492,412
Mark-to-market at September 30, 2013:	(39,885)
Transfers out of Level 3 upon increase in authorized shares	(474,954)
Transfers out of Level 3 upon conversion of notes payable	(307,763)
Balance, September 30, 2013	$281,037

Net Gain for the period included in earnings relating to the liabilities held at September 30, 2013	$39,885

NOTE 14 — SUBSEQUENT EVENTS

Subsequent financing

On October 4, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "Note").

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 8, 2014. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 125% if prepaid 31 days following the closing through 60 days following the closing, (iii) 130% if prepaid 61 days following the closing through 90 days following the closing and (iv) 135% if prepaid 91 days following the closing through 120 days following the closing. (v) 140% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 121 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Northstar Letter Agreement

The Company and Northstar entered into a limited waiver and forbearance agreement whereby the Company is obligated to issue additional preferred stock in lieu of payment of cash equal to the accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). As of April 1, 2013 and October 1, 2013 the Company owes 5,000,000 shares of Series A Convertible Preferred Stock for accrued and unpaid interest for both of the six month anniversaries of the forbearance agreements for a total of 10,000,000 shares of Series A Convertible Preferred Stock to be issued.

On November 11, 2013, the Company and Northstar (collectively, the “Parties”) agreed to modify the terms of the October 1, 2012 limited waiver and forbearance agreement whereby the Parties agreed to modify the interest rate on the agreement from 12.85% was modified to 7% effective February 28, 2013.   In addition, the Parties agreed the Company would modify the Series A Preferred Stock to read that each share of Series A Preferred Stock shall have 25 votes on all matters presented to be voted by the holders of common stock which will satisfy the preferred stock  payment due of all accrued and unpaid interest on the outstanding note with Northstar due on April 1, 2013 and October 1, 2013.  Lastly, all payments of accrued and unpaid interest shall be in shares of common stock of the Company and that payments of common stock for April 1, 2013 and October 1, 2013 will be made in the fourth quarter of 2013.

Issuance of Common Stock

In October 2013, the Company issued an aggregate of 27,859,747 shares of common stock in connection with stock subscriptions.

In October 2013, the Company issued an aggregate of 5,493,056 shares of common stock in settlement of $25,312 of notes payable and accrued interest.

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

Our unaudited condensed financial statements as of September 30, 2013 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 2 of our unaudited financial statement for the nine months ended September 30, 2013 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In January 2013, the Company amended its facility lease to extend the term of the lease until April 30, 2013. In April 2013, we amended our facility lease to extend the term of the lease until August 15, 2013. The Company is in the process of further extending the lease and has executed a non-binding term sheet proposing a three and one half year extension.

In April 2013, the Company amended its facility lease to extend the term of the lease until August 15, 2013.

In September 2013, the Company amended its facility lease to extend the term until August 2016.

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1, and Adipocell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell. MyoCell SDF-1 is similar to MyoCell except that the myoblast cells to be injected for use in MyoCell SDF-1 will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. AdipoCell is a patient-derived cell therapy proposed for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

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

We have completed the Phase I Angel Trial for AdipoCell (adipose derived stem cells). Five patients were enrolled and treated in the second quarter of 2013.

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

AdipoCell

Bioheart has successfully completed various trials using adipose stem cells.  In August 2013, the Company canceled its license agreement with the Ageless Regenerative Institute for adipose derived stem cells called LipiCell.  Bioheart has entered into a term sheet agreement with Invitrx to License their adipose derived stem cell products.  Bioheart has changed its adipose derived stem cell product name to AdipoCell.

Bioheart has funded and completed enrollment of 5 patients in the Angel Trial in Mexico utilizing adipose derived cells.  Preliminary 3 month follow up data in the study was reported in September 2013. At the 3 month time point, patients are demonstrating an average improvement in exercise capacity or a six minute walk test of 47 meters.  In addition, 60% percent or a majority of the patients are walking greater than 65 meters further at 3 months post stem cell injection.

The patients are also reporting an average improvement of 13 points in their Minnesota Living with Heart Failure questionnaire.  An improvement of 5 points or greater is considered “clinically meaningful” and 80% of the patients in the trial had a greater than 5 point improvement.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the issued Notes and anti-dilutive warrants.  These embedded derivatives included in our debt contain certain conversion features and reset provision.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date.

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

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

We recognized revenues of $0 in the three month period ended September 30, 2013 compared to revenues of $4,072 in the three month period ended September 30, 2012.

Cost of Sales

Cost of sales was $0 in the three month period ended September 30, 2013 and September 30, 2012.

Research and Development

Research and development expenses were $158,381 in the three month period ended in September 30, 2013, an increase of $51,492 from the research and development expenses of $106,889 in the three month period ended in September 30, 2012. The increase was primarily attributable to an increase in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $940,354 in the three month period ended September 30, 2013, an increase of $262,404 from marketing, general and administrative expenses of approximately $677,950 in the three month period ended in September 30, 2012. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation paid in the current period of $104,813 for services.

Gain on change in fair value of derivative liabilities.

As of September 30, 2013, we issued convertible notes and warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2013, we incurred a $129,298 gain on change in fair value of our derivative liabilities compared to a gain of $20,804 the same period last year.

Interest Expense

Interest expense was $208,914 in the three month period ended September 30, 2013 compared to interest expense of $342,022 in the three month period ended in September 30, 2012, a decrease of $133,108. During the three months ended September 30, 2013, we incurred a non-cash interest expense of $65,382 from the set up and amortization of debt discounts associated with our issued convertible notes and payment of forbearance costs as compared to $78,106 for the same period last year.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues

We recognized revenues of $0 in the nine month period ended September 30, 2013 compared to revenues of $47,245 in the nine month period ended September 30, 2012.

Cost of Sales

Cost of sales was $0 in the nine month period ended September 30, 2013 compared to $417 in the nine month period ended September 30, 2012.

Research and Development

Research and development expenses were $494,792 in the nine month period ended in September 30, 2013, an increase of $197,227 from the research and development expenses of $297,535 in the nine month period ended in September 30, 2012. The increase was primarily attributable to an increase in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “- Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors - We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

Marketing, General and Administrative

Marketing, general and administrative expenses were approximately $1,750,276 in the nine month period ended September 30, 2013, an increase of $178,988 from marketing, general and administrative expenses of approximately $1,571,288 in the nine month period ended in September 30, 2012. The increase in marketing, general and administrative expenses is attributable, in part, to higher stock based compensation paid in the current period to officers, directors and key employees.

Gain on settlement of debt

During the nine months ended September 30, 2013, we settled an outstanding note payable and certain accounts payable by issuances of common stock. As such we realized a net $1,004,224 gain on settlement of debt during the nine months ended September 30, 2013, as compared to nil for same period last year.

Gain on change in fair value of derivative liabilities.

As of September 30, 2013, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2013, we incurred a $39,885 gain on change in fair value of our derivative liabilities compared to a gain of $27,265 the same period last year.

Interest Expense

Interest expense was $1,270,663 in the nine month period ended September 30, 2013 compared to interest expense of $1,023,654 in the nine month period ended in September 30, 2012, an increase of $247,009. During the nine months ended September 30, 2013, we incurred a non-cash interest expense of $464,100 from the set up and amortization of debt discounts associated with our issued convertible notes and payment of forbearance costs as compared to $418,944 for the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of September 30, 2013 and December 31, 2012, three and one customers representing 98% and 97% of the Company’s accounts receivable, respectively.

Liquidity and Capital Resources

In the nine months ended September 30, 2013, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1,568,727 in the nine month period ended September 30, 2013 as compared to $905,399 of cash used in the nine month period ended in September 30, 2012.

Our use of cash for operations in the nine months ended September 30, 2013 reflected a net loss generated during the period of approximately $2.4 million, adjusted for non-cash items such as stock-based compensation of $102,674, depreciation of $1,328, amortization of debt discounts of $295,750 and non-cash interest paid of $168,350, net with gain on settlement of debt of $1,004,224 and gain on change in fair value of derivative liabilities of $39,885. In addition we had a net decrease in operating assets of $96,933 and an increase in accrued expenses of $485,518 and a decrease in accounts payable of $76,240.

Our use of cash for operations in the nine months ended September 30, 2012 reflected a net loss generated during the period of approximately $2.8 million, adjusted for non-cash items such as stock-based compensation of $91,076, amortization of the fair value of common stock purchase warrants granted in connection with the Note payable of $95,291, amortization of debt discounts incurred in connection with the BlueCrest Loan and Bank of America and other Loans of $382,693, non-cash interest paid of $36,251 and depreciation of $11,570. In addition we had a net increase in operating assets of $18,373 and an increase in accrued expenses of $942,562 and in accounts payable of $272,566.

Investing Activities

Net cash used in investing activities was nil for the nine months ended September 30, 2013 and $933 for the nine months ended September 30, 2012, where we acquired equipment.

Financing Activities

Net cash provided by financing activities was an aggregate of $1,575,411 in the nine month period ended September 30, 2013 as compared to $874,292 in the nine month period ended in September 30, 2012. In the nine month period ended September 30, 2013 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $1,100,000, received proceeds from issuance of note payable of $295,000 and related party advances of $180,500.

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

At September 30, 2013, we had cash and cash equivalents totaling $6,684. However our working capital deficit as of such date was approximately $13.4 million. Our independent registered public accounting firm has issued its report dated March 28, 2013 in connection with the audit of our financial statements as of December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended September 30, 2013 addresses the issue of our ability to continue as a going concern

Off-Balance Sheet Arrangements

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

During the nine months ended September 30, 2013, 1,000,000 shares of common stock were issued to one debt holder in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note.

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

During the three months ended September 30, 2013, the Company sold an aggregate of 11,838,832 shares of the Company’s common stock and common stock purchase warrants to purchase 11,838,832 shares of the Company’s common stock for aggregate gross cash proceeds of $200,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.0134 to $0.0257 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2013.

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

Bioheart, Inc.

Date: November 14, 2013	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer