Form 10-K
period 2013-12-31
BIOHEART, INC.
filed 2014-03-25
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCBB as of June 30, 2013, was approximately 4,061,603.00. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 24, 2014 was 420,920,157.

Documents Incorporated By Reference

None

BIOHEART, INC.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Bioheart” or the “Company” refer to Bioheart, Inc.

PART I

Item 1.

Business

Overview

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage and the discovery and development of autologous cellular therapies to treat a variety of degenerative diseases. Our lead product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients.

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

Biotechnology Product Candidates

Specific to biotechnology, we are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage as well as degenerative diseases. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1, and Adipocell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

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

We have also initiated several Institutional Review Board studies using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease.

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

Business Strategy

Our principal objective is to become a leading regenerative medicine company that discovers, develops and commercializes novel, autologous cell therapies, and related devices, for the treatment and improved care of patients suffering from chronic and acute heart damage as well as lower limb ischemia. Our secondary objective is the discovery, development and commercialization of autologous cell therapies for the treatment of degenerative diseases.  The number of heart failure patients is expected to increase from 25 million worldwide today to over 50 million in five years. Our focus is on serving these patients. To achieve our primary objective, we plan to pursue the following strategies:

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

Continue existing studies with adipose derived stem cells and endothelial progenitor cells. We have initiated studies for the applications of lower limb ischemia, acute myocardial infarction and chronic heart ischemia. We have treated patients in the clinical program called the ANGEL trial utilizing adipose derived cells or AdipoCell for congestive heart failure patients. Using the clinical data from the trial in Mexico and preclinical studies, Bioheart plans to apply to the FDA to begin a Phase I study in the US.  Bioheart has completed several preclinical studies demonstrating the safety and efficacy of this product including a study led by Keith March, MD, PhD, Director of the Vascular and Cardiac Center for Adult Stem Cell Therapy at the Indiana University.  The adipose cells showed a tendency toward cardiomyocyte regeneration, prominent angiogenesis (growth of new blood vessels) and reduction in the infarction size. In addition, Bioheart has several studies for the use of adipose derived stem cells.

Continue to develop our pipeline of cell-based therapies and related devices for the treatment of chronic and acute heart damage. In parallel with our efforts to secure regulatory approval of MyoCell, we intend to continue to develop and test other product candidates for the treatment of chronic and acute heart damage. These efforts are expected to initially focus on MyoCell SDF-1, AdipoCell, MyoCath and MyoCath II product candidates.

Develop our sales and marketing capabilities. In advance of U.S. regulatory approval of our MyoCell product candidate, we intend to internally build a sales force to cover the U.S. market and to utilize dealers in foreign markets which we anticipate will market MyoCell, MyoCell SDF-1 and our heart failure focused products primarily to interventional cardiologists and heart failure specialists. We are currently marketing our adipose derived stem cell therapy product in the U.S. and foreign markets.

Continue to refine our MyoCell and MyoCell SDF-1 cell culturing processes.

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

Congestive Heart Failure (CHF)

Congestive heart failure, or “CHF”, is a debilitating condition that occurs as the heart becomes progressively less able to pump an adequate supply of blood throughout the body resulting in fluid accumulation in the lungs, kidneys and other body tissues. Persons suffering from NYHA Class II or worse heart failure experience high rates of mortality, frequent hospitalization and poor quality of life. CHF has many causes, generally beginning in patients with a life-long history of high blood pressure or after a patient has suffered a major heart attack or some other heart-damaging event. CHF itself may lead to other complicating factors such as pulmonary hypertension, edema, pulmonary edema, liver dysfunction and kidney failure. Although medical therapy for CHF is improving, it remains a major debilitating condition.

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

Drug Therapies

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

Implantable Cardioverter Defibrillators

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

Heart Transplantation and Other Surgical Procedures

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

Ventricular Assist Devices

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

Our Proposed Solution

We believe that MyoCell has the potential to become a leading treatment for severe chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be a presently unmet demand for more effective and/or more affordable therapies for chronic heart damage.

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

transport muscle tissue and cultured cells;

disassociate muscle tissue with manual and chemical processes;

separate myoblasts from other muscle cells;

culture and grow myoblasts;

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

methods of using MyoCath;

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

Candidate	Proposed Use or Indication	Status/Phase	Comments

MyoCell SDF-1	Autologous cell therapy treatment for severe chronic damage to the heart; cells modified to express angiogenic factors	IND application filed in May 2007. Additional animal studies complete. Phase I trial approved by FDA in July of 2009.	Trial commenced in April 1, 2010.
AdipoCell	Adipose cell therapy treatment for the management of progressive heart failure	N/A	Laboratory kits currently available for purchase
MyoCath	Disposable endoventricular catheter used for the delivery of biologic solutions to the myocardium	Used in European Phase II clinical trials of MyoCell; used in Phase I clinical trials of MyoCell;	Currently utilizing catheters in trials.
MyoCath II	Second generation disposable endoventricular catheter modified to provide multidirectional cell injection and used for the delivery of biologic solutions to the myocardium	Preclinical

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

AdipoCell

The AdipoCell product candidate is a proposed treatment for the management of progressive heart failure in patients with damaged myocardial tissue resulting from prior myocardial infarction.  This product candidate contains autologous adipose cells that are prepared bedside to the patient.  By injecting AdipoCell into damaged, akinetic areas of myocardium, these regions may have the ability to recruit stem cells to repair damaged regions, thereby improving heart function.  It is anticipated that AdipoCell will be delivered directly into the myocardium of the hearts of patients suffering from Congestive Heart Failure via a needle-injection catheter system.

In addition to the studies in Mexico, Bioheart is distributing the AdipoCell kits for a variety of indications in many countries.  We are actively involved in a variety of clinical studies including COPD, macular degeneration, degenerative disc disease, erectile dysfunction and more.  Bioheart therapies are being offered in centers and hospitals in Turkey, Mexico, Jamaica, Australia, South Africa and others.

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

In addition, we work with a number of third parties within and outside the United States on various research and product development projects, including:

preclinical small and large animal testing for product candidate enhancements and pipeline product candidate development; and contract research for clinical and preclinical testing of our pipeline product candidates.

We have also began studies for an immunotherapy product for cancer.  The product is intended for the vet market and early in vitro studies in dogs have been initiated.  We  announced an exclusive license for the patents associated with these therapies in January 2014.

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

Over the last three years, we have significantly improved our ability to:

culture in excess of 800 million myoblast cells per biopsy; and

produce cell cultures with a high percentage of viable myoblast cells.

Accordingly, we were able to increase the maximum dosage of myoblast cells injected as part of the MyoCell therapy to approximately 800 million myoblast cells. We expect to further refine our MyoCell cell culturing processes.

We have historically met and, with respect to the cell culturing of our product candidates in Europe, expect to meet, our cell culturing needs internally.

In 2013, Bioheart became an FDA registered tissue bank in order to provide stem cell banking capabilities.  We are currently providing these services to physicians who send tissue samples from their patients for culture expansion and cryopreservation.

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

Research Grants

Historically, part of our research and development efforts have been indirectly funded by research grants to various centers and/or physicians that have participated in our MyoCell and MyoCath clinical trials. As part of our development strategy, we intend to continue to seek to develop research partnerships with centers and/or physicians. On November 1, 2010, Bioheart, Inc. received written notice of approval of a grant in the approximate amount of $244,500 under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code. On November 9, 2010 Bioheart received the $244,500 grant funds.

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

Collaborative Arrangements for Seeking Regulatory Approvals and Distribution of Products Outside of the United States and Europe

Adipose-stem cell therapies

We have partnered with the Global Stem Cell Group to market and make available our AdipoCell adipose derived stem cell therapies to all doctors across the U.S. and in foreign markets.

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

completion of preclinical studies according to good laboratory practice regulations;

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

the safety and efficacy of our product candidates;

the freedom to develop and commercialize cell-based therapies, including appropriate patent and proprietary rights protection;

the timing and scope of regulatory approvals;

the cost and availability of our products;

the availability and scope of third party reimbursement programs; and

the availability of alternative treatments.

We are still in the process of determining, among other things:

if MyoCell and MyoCell SDF-1 are both safe and effective;

the timing and scope of regulatory approvals; and

the availability and scope of third party reimbursement programs.

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

The field of regenerative medicine is rapidly progressing, as many organizations are initiating or expanding their research efforts in this area. We are also aware of several competitors seeking to develop cell-based therapies for the treatment of cardiovascular disease, including Aldagen, Inc., Angioblast Systems, Inc., Athersys, Inc., Baxter International, Inc., Cytori Therapeutics, Inc., MG Biotherapeutics, LLC (a joint venture between Genzyme Corporation and Medtronic, Inc.), Mytogen, Inc. (a wholly-owned subsidiary of Advanced Cell Technology, Inc.), Osiris Therapeutics, Inc. (products now owned by Mesoblast), ViaCell, Inc. (a wholly-owned subsidiary of PerkinElmer, Inc.), and potentially others.

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

Item 1A.      Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2014 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of March 24, 2014, we had cash and cash equivalents of approximately $211,632.80 and a working capital deficit of approximately $13.4  million. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

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

Our independent registered public accounting firm issued its report dated March 24, 2014 in connection with the audit of our financial statements as of December 31, 2013, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2013 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2013, we have accumulated a deficit during our development stage of approximately $118.2 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever. Since inception, we have generated substantial net losses, including net losses of approximately $3.1 million, $4.0 million, $4.7 million, $5.2 million, and $4.4 million in 2013, 2012, 2011, 2010 and 2009, respectively and substantial negative cash flows from operations. We anticipate that we will continue to incur significant and increasing net losses and negative cash flows from operations for the foreseeable future as we:

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

As of December 31, 2013, we had an aggregate of $5.7 million in principal amount of outstanding indebtedness, excluding accounts payable and accruals. This amount includes approximately $362,000 outstanding indebtedness pursuant to a loan and security agreement held by Northstar Biotech Group, LLC, or Northstar, which is owned in part by certain of our existing directors and shareholders, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart), approximately $980,000 outstanding pursuant to a Loan Agreement with Seaside National Bank, and approximately $1.5 million outstanding to the Guarantors in respect of payments made by them on our behalf in connection with our original loan with Bank of America.

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

In fiscal 2013, the Company paid $239,227 in principal and $85,447 in interest. As of December 31, 2013. the balance due Northstar under the Loan is $362,000.

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

We have been cleared by the FDA to proceed under the protocol for our MARVEL Trial, which protocol permits participating trial investigators to use either our MyoCath catheters Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We anticipate that if MyoCell receives regulatory approval, such approval will require MyoCell to be injected with a catheter system that has also secured regulatory approval. Accordingly, the commercial deployment of MyoCell is dependent upon MyoStar, MyoCath or some other catheter system securing regulatory approval for use with MyoCell. Although MyoStar has received CE mark approval in Europe, neither MyoStar, MyoCath nor any other catheter system is commercially available in the United States and they may only be used pursuant to FDA approved investigational protocols. Notwithstanding the devotion of considerable resources to the development and testing of MyoStar and MyoCath, they may never receive additional or any, respectively, regulatory approval that will allow for their commercial use with MyoCell.

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

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.  In addition,  if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted  securities",  whether held by affiliates or non-affiliates,  may not be  re-sold  for a period  of 12 months  following  the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

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

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors,  including the fact that it is a small  company  which is  relatively  unknown to stock  analysts,  stock brokers,  institutional  investors and others in the  investment  community that generate or  influence  sales  volume,  and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an  unproven,  early stage  company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

	High	Low
Period
Quarter ended December 31, 2013	$0.069	$0.0135
Quarter ended September 30, 2013	$0.270	$0.0138
Quarter ended June 30, 2013	$0.0447	$0.0275
Quarter ended March 31, 2013	$0.126	$0.045
Quarter ended December 31, 2012	$0.029	$0.005
Quarter ended September 30, 2012	$0.050	$0.020
Quarter ended June 30, 2012	$0.041	$0.0192
Quarter ended March 31, 2012	$0.079	$0.035

Holders

As of March 14, 2014, there were approximately 485 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	23,912,973	0.1453	0
Equity compensation plans not approved by security holders (2)	118,078,856	0.2161	0

(1)

Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)

Includes:

•

a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the  Financial Statements);

•

warrants issued to the Guarantors in connection with the former Bank of America Loan to purchase an aggregate of 764,519 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable – Seaside Bank” of the Notes to the  Financial Statements);

•	a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•

warrants issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 3,137,838 shares of our common stock at prices ranging from $7.69 to $0.53 per share, which expire at various dates April 2019 through December 2019 (See Note 6 “Notes Payable – BlueCrest Capital Finance Note Payable” of the Notes to the  Financial Statements);

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

•

warrants issued in connection with Short Term Payables to purchase an aggregate of 475,043 shares of our common stock at prices ranging from $0.61 to $0.5321 per share, which expire at various dates April 2019 through September 2019 (See Note 6 “Notes Payable – Short-term Note Payable” of the Notes to the  Financial Statements);

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

•

warrants issued in connection with forbearance agreement relating to our debt obligations in 2012 to purchase an aggregate of 20,000,000 shares of our common stock at prices from $0.014 to $0.02 per share expiring ten years from the date of issuance.

•

warrants issued in connection with our private placements in 2013 to purchase an aggregate of 50,350,536 shares of our common stock at prices from $0.011 to $0.0299 per share expiring ten years from the date of issuance.

Recent Sales of Unregistered Securities

In 2013, the Company sold an aggregate of 50,029,227 shares of the Company’s common stock and warrants to purchase 50,350,536 shares of the Company’s common stock for aggregate gross cash proceeds of $865,000. The warrants are (i) exercisable solely for cash at an exercise price of ranging from $0.11 to $0.0299 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Issuer Purchases of Equity Securities

None.

Transfer Agent:   Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004 acts as transfer agent for our common stock.

Item 6.

Selected Financial Data

 Not required under Regulation S-K for “smaller reporting companies.”

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS ("MD&A")

The following is management’s discussion and analysis (|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying  financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our  financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2013 or 2012.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 24, 2014 in connection with the audit of our financial statements as of December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our  financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1 and AdipoCell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient's heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

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

In August 2011, we applied to the FDA to conduct a Phase I study, called the ANGEL Trial, utilizing AdipoCell in chronic ischemia heart patients. The ANGEL Trial is a Phase I trial  that was completed in Mexico at the hospital Angeles in collaboration with the Regenerative Medicine Institute.

MyoCath Product Candidate

The MyoCath is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell to patients enrolled in the trial. We are currently producing Myocath catheters with a contract manufacturer on an as needed basis.

We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

Results of Operations Overview

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties, (ii) fees associated with our assignment to ACS of our rights relating to the Primary MyoCath Patent, (iii) revenues generated from paid registry trials, (iv) revenues from the sale of our now discontinued tissue genesis system and related supplies and (v) revenues generated for providing cell culturing services under exclusive supply agreements. We did not generate significant revenue in 2013 and do not expect to do so in 2014. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2015.

We recognized revenues of $96,085 in 2013 compared to revenues of $61,109 in 2012. Our revenue in 2013 was generated from the sale of MyoCath catheters, AdipoCell and laboratory services. Our revenues for 2012 were generated from the sale of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath.

Cost of sales was $30,831 in the twelve-month period ended December 31, 2013 compared to $1,070 in the twelve-months ended December 31, 2012.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2013, we incurred aggregate research and development costs of approximately $65.3 million (unaudited)  related to our product candidates We estimate that at least $48.4 million (unaudited)  of these expenses relate to our preclinical and clinical development of MyoCell and at least $5.2 million of these expenses relate to our preclinical and clinical development of MyoCath.

During the third quarter 2009, we received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) was completed. As of December 31, 2013, of the $630,000, we still have an accrual of $219,000 for the completed contracts.

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

In valuing our common stock, our Board of Directors considered a number of factors, including, but not limited to:

·          our financial position and historical financial performance;

·          the illiquidity of our capital stock as a private company prior to our IPO;

·          arm's length sales of our common stock;

·          the development status of our product candidates;

·          the business risks we face;

·          vesting restrictions imposed upon the equity awards;

·          an evaluation and benchmark of our competitors; and

·          the prospects of a liquidity event, such as our initial public offering in February 2008.

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

A summary of options at December 31, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2012	4,636,318		$1.20	8.1
Granted	3,300,000		$0.04
Exercised		$
Forfeited/Expired	(82,942)		$5.57
Options outstanding at December 31, 2012	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Options exercisable at December 31, 2013	6,600,443		$0.48	8.0
Available for grant at December 31, 2013	32,600,000

The following information applies to options outstanding and exercisable at December 31, 2013:

Options Outstanding				Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	23,290,000	9.2	$0.03	5,977,500	$0.04
$0.71 – $1.28	162,286	4.4	$0.80	162,286	$0.80
$5.25 – $5.67	435,945	2.0	$5.57	435,945	$5.57
$7.69	24,712	2.6	$7.69	24,712	$7.69
	23,912,943	9.0	$0.15	6,600,443	$0.48

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

On August 1, 2013, the Company issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.01576 per share vesting over four years.   The fair value of $245,749, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 153.27% and Risk free rate: 2.74%, of which $25,599 was charged to current period operations.

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

The fair value of all options vesting during the year ended December 31, 2013 and 2012 of $125,515 and $76,674, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at December 31, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2012	32,610,075		$0.86	3.8
Issued	42,396,432		$0.018	5.78
Exercised	—		$0.00
Forfeited	(933,185)		$0.76
Outstanding at December 31, 2012	74,073,322		$0.37	4.5
Issued	50,350,536		$0.016	9.2
Exercised	—	$
Expired	(6,345,002)		$0.38
Outstanding at December 31, 2013	118,078,856		$0.22	6.3
Exercisable at December 31, 2013	101,371,743		$0.13	5.7

In conjunction with the authorized issuance of common stock, the Company granted approximately 50 million common stock purchase warrants during the year ended December 31, 2013.

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	111,829,723	6.3	$0.03	96,667,060	$0.03
$0.52 – $0.68	2,699,675	5.3	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	6.0	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	8.9	$7.55	1,156,832	$7.35
	118,078,856	6.3	$0.22	101,371,743	$0.13

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

During 2013 and 2012, we recognized stock-based compensation expense of $125,515 and $76,674, respectively. The increase in stock based compensation from 2012 to 2013 was due to 17.4 million options granted in 2013 compared to 3.3 million options in 2012, stock options granted to officers, consultants and key employees. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

Interest Expense

Interest expense in 2013 and 2012 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Revenue Recognition

Since inception, we have not generated any material revenues from our MyoCell product candidate. In accordance with Accounting standards Codification subtopic 605-10, Revenue Recognition (“ASC605-10”), our revenue policy is to recognize revenues from product sales and service transactions generally when persuasive evidence of an arrangement exists, the price is fixed or determined, collection is reasonably assured and delivery of product or service has occurred.

We initially recorded payments received by us pursuant to our agreements with ACS as deferred revenue. Revenues are recognized on a pro rata basis as the catheters are delivered pursuant to those agreements.

 Stock-based compensation

(Included in Accounting Standards Codification (“ASC”) 718 “Share Based Payment”, previously SFAS No. 123(R) “Accounting for stock based compensation”)

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25.  “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.  For the period from inception (March 12, 2004) to December 31, 2012, no stock options were committed to be issued to employees.

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

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

Comparison of Years Ended December 31, 2013 and December 31, 2012

Revenues

We recognized revenues of $96,085 in 2013, revenues generated from the sale of MyoCath Catheters, AdipoCell, and laboratory services.  In 2011 we recognized revenues of $61,109, revenues generated from the sales of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales was $30,831 in 2013 and $1,070 in 2012.

Research and Development

Research and development expenses were $626,983 in 2013, an increase of $225,042 from research and development expenses of $401,941 in 2012. The increase was primarily attributable to an increase in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $2,267,831 in 2013, an increase of $89,479 from marketing, general and administrative expenses of $2,178,352 in 2012. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in legal fees, salaries and insurance expenses.

Interest Expense

Interest expense was $1,437,883 in 2013 compared to interest expense of $1,619,653 in 2012. Non cash interest comprised of amortization of debt discounts and warrants issued in connection with debt totaled $597,339 in 2013 as compared to $657,081 in 2012.  In addition, in 2012, we issued warrants in connection with a forbearance agreement with Northstar at a fair value of $430,213; in 2013 we issued preferred stock in in connection with a forbearance agreement with Northstar at a fair value of $274,050.

Gain on settlement of debt

During the year ended December 31, 2013, we settled an outstanding note payable and certain accounts payable by issuances of common stock. As such we realized a net $1,023,439 gain on extinguishment of debt during the year ended December 31, 2013, as compared to nil for same period last year.

Gain on change in fair value of derivative liabilities.

As of December 31, 2013, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2013, we incurred a $29,179 gain on change in fair value of our derivative liabilities compared to a gain of $119,795 the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2013, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1,913,326 in 2013 as compared to $1,095,276 of cash used in 2012. Our use of cash for operations in 2013 reflected a net loss generated during the period of $3,143,259, adjusted for non-cash items such as stock-based compensation of $210,666, amortization of debt discounts associated with our convertible notes of $368,682, related party notes payable issued for services rendered of $500,000, preferred stock issued in connection with a forbearance agreement of $274,050, common stock issued in settlement of accounts payable of $2,500,non-cash interest payments of $228,657  and depreciation expense of $2,190, net with gain on settlement of debt of $1,023,439 and gain on change in fair value of derivative liabilities of $29,179 . A net decrease in operating assets of $129,633 and a net increase in operating liabilities of $566,173  contributed to our use of operating cash in 2013.

Investing Activities

Net cash used in investing activities was $9,425 in 2013 compared to $933 in 2012.

Financing Activities

Net cash provided by financing activities was $1,968,978 in 2013 as compared to $1,059,381 in 2012. In 2013 ,we sold, in a private placement and put agreements, shares of common stock and warrants for aggregate net cash proceeds of approximately $1,426,914. In addition, we received an aggregate of $215,500 related party loans and advances and $415,500 from issuance of notes payable, net of repayments of $88,847.

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

At December 31, 2013, we had cash and cash equivalents totaling $46,227; our working capital deficit as of such date was $13,362,480. Our independent registered public accounting firm has issued its report dated March 24, 2014 in connection with the audit of our financial statements as of December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, we had $5,784,449 in outstanding loans.

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

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement providing a recapitalized new note balance comprised of all sums due Northstar with a maturity date extended perpetually. The Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

Effective October 1, 2012, the effective interest rate was 12.85% per annum.  The parties agreed, as of February 28, 2013, to reduce the interest rate to 7% per annum.

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock; payments of common stock for April 1, 2013 and October 1, 2013 were made the fourth quarter of 2013 based on the closing price of the common stock on April 1, 2013 and October 1, 2013 respectively.

As described above, during the year ended December 31, 2013, the Company issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, the Company issued 15,000,000 shares of Series A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement.

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

During the year ended December 31, 2013, the Company issued an aggregate of 31,052,141 shares of its common stock in exchange for $346,914 draw down on the equity line.

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

Cassel Salpeter & Co.

On November 20, 2013, we entered into an Investment Banking Agreement with Cassel Salpeter & Co. (“CSC”), who will act as exclusive third party financial advisor in connection with investment banking matters.  The term of the Investment Banking Agreement shall be for a period of twenty four months unless terminated or extended in accordance with its terms. For these services, CSC will receive monthly fees, have received 5,207,630 ten year common stock purchase warrants, exercisable at $.0113 and will receive applicable consideration in the event the closing of a Mezzanine Financing consisting of non-convertible subordinated debt and/or sale of equity securities.  We will also reimburse CSC for its reasonable out-of-pocket expenses associated with the services provided pursuant to the Investment Banking Agreement.

Cassel Salpeter & Co. is an independent investment banking firm that provides advice to middle-market and emerging growth companies in the U.S. and worldwide. Together, the firm’s professionals have more than 50 years of experience providing private and public companies with a broad spectrum of investment banking and financial advisory services, including: mergers and acquisitions; equity and debt capital raises; fairness and solvency opinions; valuations; and restructurings, such as 363 sales and plans of reorganization. Co-founded by James Cassel and Scott Salpeter, the firm provides objective, unbiased, results-focused services that clients need to achieve their goals. Personally involved at every stage of all engagements, the firm’s senior partners have forged relationships and completed hundreds of transactions and assignments nationwide. The firm’s headquarters are in Miami.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Refer to Note 1. Organization and Summary of Significant Accounting Policies in the notes to our  financial statements for a discussion of recent accounting pronouncements.

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

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff.  The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our  financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our  financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our  financial statements for the year ended December 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of December 31, 2013

Mike Tomas	48	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	90	Director, Chairman of the Board

Mark P. Borman	59	Director
Charles A. Hart	53	Director
Sam Ahn	59	Director
Kristin Comella	37	Director, Chief Scientific Officer
Sheldon T. Anderson	63	Director

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have seven directors.  Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Executive Officers and Directors

Mike Tomas. Mr. Mike Tomas was appointed President and Chief Executive Officer and a member of our Board of Directors on June 19, 2010. Mike Tomas was appointed as the Company’s President and Chief Executive Officer, and as a director on June 19, 2010. Mr. Tomas has been President for the past nine years of The ASTRI Group, an early stage private equity investment company in Florida with an investment in Bioheart since 2001. In 2003, he joined Bioheart’s Board of Directors as the independent representative of The ASTRI Group. ASTRI provides capital, business development and strategic marketing support to emerging private companies. Mr. Tomas will continue to serve as President of The ASTRI Group. Previously from 1983 to 2001, Mr. Tomas held ascending executive positions including Chief Marketing Officer at Avantel, a $1 billion dollar joint venture with MCI. Upon retiring from MCI and WorldCom, Tomas joined other ex-MCI executives and helped raise $40M in venture capital to form Ineto, an integrated customer communications software solution that was successfully sold in 2001.

Mr. Tomas sits on the boards of Avisena (revenue cycle management company for medical practices), SilverSky (fka Perimeter Internetworking) (SaaS/managed security services provider for medical practices and financial institutions), Rokk3r Labs (a digital and mobile products developer and portfolio), Bioheart (adult stem cell development for heart muscle tissue repair) and is the current chairman of Florida International University’s Global Entrepreneurship Center. He is an inductee into the Miami-Dade College and WACE Halls of Fame for business, an FIU Torch Award winner — and winner of top communications, medical innovations, education and entrepreneurial awards. Mr. Tomas holds a Masters of Business Administration from the University of Miami and a Bachelor’s degree from Florida International University.

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

Dr. Murphy received an M.D. in 1947 from the University of Illinois and a B.S in pre-medicine from Harvard College in 1946. He also studied physiologic instrumentation at Massachusetts Institute of Technology, or MIT. After a two year rotating internship at St. Francis Hospital in Honolulu, he became a Research Fellow in Medicine at the Peter Bent Brigham Hospital in Boston where he was the dialysis engineer on the first clinical dialysis team in the United States. He continued as an Instructor in Medicine and then a research associate in Medicine at Harvard Medical School. Dr. Murphy is the author of numerous papers and owns 17 patents. He is the recipient of a number of honors, including the prestigious Lemelson-MIT Lifetime Achievement Award, the MIT Corporate Leadership Award, the Distinguished Service Award from North American Society of Pacing and Electrophysiology, and the Jay Malina Award from the Beacon Council of Miami, Florida. He is also a member of the Inventors Hall of Fame

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since May 2009. He is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. Mr. Borman brings small-company entrepreneurial passion and larger-company disciplines. In addition to the valuable experience he gained working with entrepreneurs and their startups from 2009 to present, Mr. Borman has experience with global, NASDAQ- and NYSE-listed companies in various executive and financial roles. He most recently served as Corporate Officer, Treasurer and Vice President of Investor Relations with ADC Telecommunications. During his career, Mr. Borman has held positions with General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KPMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his M.B.A. from the University of Chicago Graduate School of Business.  He is a Certified Public Accountant and Chartered Financial Analyst and has experience as an advisor, board member, faculty, speaker, and mentor.

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

Kristin Comella. Ms. Comella was appointed Chief Scientific Officer in September 2010. Ms. Comella has served as our Vice President of R&D and Corporate Development since December 2008 and has played a major role in managing our product development, manufacturing and quality systems since joining Bioheart in 2004. Ms. Comella has 15 years of industry experience with expertise in regenerative medicine, training and education, research and product development, and currently serves on multiple advisory boards in the stem cell arena. Ms. Comella has many years of cell culturing experience including building and managing the stem cell laboratory at Tulane University's Center for Gene Therapy and developing stem cell therapies for osteoarthritis at Osiris Therapeutics. Ms. Comella holds an M.S. in Chemical Engineering from The Ohio State University and a B.S. in Chemical Engineering from the University of South Florida.  On March 12, 2013, Kristin Comella was appointed to serve as a member of our Board of Directors.

Sheldon T. Anderson. Mr. Anderson is Chairman of the Florida Advisory Board of Northern Trust Corporation. From 1992 through December 31, 2012, Mr. Anderson served in a variety of executive capacities with Northern Trust Corporation, including his most recent position as Chairman and Chief executive Officer Southeast Region of Northern Trust Corporation. Mr. Anderson is the Chair-elect of the Beacon Council, Miami-Dade County's economic development agency. He is a Board member of the Miami-Dade College Foundation, Inc.; Museum of Contemporary Art (MOCA); the New World Symphony; Baptist Health Systems Governing Board and Carrollton School of the Sacred Heart. He is Past Chair and a member of the Advisory Council of the United Way of Miami-Dade County. Anderson is President of the Board of Cleveland Orchestra Miami / Miami Music Association and also serves on the Advisory Board of the University of Miami School of Law for Ethics& Public Service.  He is a member of the Orange Bowl Committee and the President's Council of Florida International University. A Miami native, Sheldon holds a degree in International Studies from Ohio State University.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company and on written representations from certain Reporting Persons that no Forms 5 were required, the Company believes that the Reporting Persons have complied with reporting requirements applicable to them.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2012 and 2011, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2013, or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mike Tomas (5) CEO, President, CFO and Director	2013	$391,667	$375,000 (1)	$ —	$170,137 (2)(3)				$936,804
	2012	247,585	—	—	100,000 (4)	—	—	—	347,585

Kristin Comella (6) Chief Science Officer and Director	2013	159,167	125,000 (1)	—	81,916 (2)				366,083
	2012	105,671	—	—	—	—	—	—	105,671

(1)

On August 1, 2013, Mr. Tomas and Ms. Comella received $375,000 and $125,000, respectively, promissory notes for bonuses awarded. The promissory notes bear 5% interest per annum, unsecured and are due on demand.

(2)

On August 1, 2013, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.01576 per share for ten years, vesting annually over four years.

(3)	On September 1, 2013, Mr. Tomas, as a member of the Company’s Board of Directors, was granted 400,000 options to purchase the Company’s common stock at $0.01654 for ten years, vesting immediately.

(4)

On January 16, 2012, Mr. Tomas was granted 500,000 options to purchase the Company’s common stock at $0.10 per share for ten years, vesting annually over four years. On August 6, 2012, Mr. Tomas was granted 2,000,000 options to purchase the Company’s common stock at $0.03 per share for ten years vesting annually over four years.

(5)	Mr. Tomas was appointed Chief Executive Officer and President on June 18, 2010.
(6)	Ms. Comella was appointed Chief Scientific Officer on September 24, 2010.

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

In fiscal, the Board of Directors approved, subject to shareholder approval 2013 Omnibus Equity Compensation Plan or the “2013 Omnibus Plan. Pursuant to the 2013 Omnibus Plan, the Company may grant restricted stock, incentive stock options, non-statutory stock options, stock appreciation rights, deferred stock, stock awards, performance shares, and other stock-based awards consisting of cash, restricted stock or unrestricted stock in various combinations to the Company’s employees, directors and consultants. 50,000,000 shares of common stock have been reserved for issuance under the 2013 Omnibus Plan.

Employment Agreements

As of this time, there are no employment agreements with any named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

	Number of Securities Underlying		Option
	Unexercised Options and Warrants		Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	250,000	250,000	0.0169	1/16/2022
	750,000	1,250,000	0.0169	8/6/2022
Mike Tomas	125,000	375,000	0.50	06/18/2020
	250,000	250,000	0.0169	08/12/2021
	—	10,000,000	0.0158	8/1/2023
	400,000	—	0.0165	9/1/2023

Kristin Comella	187,500	312,500	0.0169	8/6/2022
	12,356	—	0.71	08/31/2014
	24,712	—	0.71	02/19/2015
	618	—	0.71	12/30/2015
	9,267	—	0.71	04/18/2016
	6,178	—	0.71	01/01/2017
	6,500	—	0.71	10/16/2017
	19,700	—	0.71	01/09/2019
	2,955	—	0.74	03/13/2019
	30,000	—	0.85	05/28/2019
	125,000	125,000	0.0158	08/21/2021
	—	5,000,000	0.0158	08/1/2023

Outstanding Stock Awards at Year End

The outstanding equity awards as at December 31, 2013 are as follows:

Name	Stock awards
	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Mike Tomas, NEO	1,750,000	0.0169 per share	0	0
Kristin Comella, NEO	312,500	0.0169 per share	0	0
Kristin Comella, NEO	125,000	0.0158 per share	0	0
Mike Tomas, NEO	1,750,000	0.0169 per share	0	0
Mike Tomas, NEO	375,000	0.50 per share	0	0
Mike Tomas, NEO	10,000,000	0.0158 per share	0	0
Kristin Comella, NEO	5,000,000	0.0158 per share	0	0

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2013 are as follows:

Name	Option awards		Stock awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO	0	0	0	0

Grants of Plan-Based  Awards

Grants of plan-based awards as at December 31, 2013 are as follows:

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non Qualified Deferred Compensation

As at December 31, 2013 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0

Golden Parachute Compensation

As at December 31, 2013, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0	0	0

Compensation of Directors

Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Comp-ensation ($)	Total (1) ($)
Mike Tomas, Director	0	0	$6,304	0	0	0	$6,304
Charles A. Hart, Director	0	0	$6,304	0	0	0	$6,304
William P. Murphy Jr., Director	0	0	$6,304	0	0	0	$6,304
Samuel S. Ahn, Director	0	0	$6,304	0	0	0	$6,304
Mark Bormon, Director	0	0	$6,304	0	0	0	$6,304

 (1)

The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes theoretical value of granted options.  It is important to note that these granted options may or may not ever be exercised.  Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Pension Benefits

As of December 31, 2013, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 for all compensation plans under the Company’s Stock Option Plan

			Additional
	No. of		Consideration
	Shares of Common		to be Received
	Stock Underlying		Upon Exercise
	Unexercised		or Material		Value
	Common Stock		Conditions	Option	Realized	Option
	Purchase Options	Date of	Required to	Exercise	if	Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	375,000	9/18/2010	$—	$0.50	$—	6/18/2020
	250,000	8/12/2011	—	0.0169	—	8/12/2021
	250,000	1/16/2012	—	0.0169	—	1/16/2022
	1,250,000	8/6/2012	—	0.0169	—	8/6/2022

	400,000	9/1/2013	—	0.0165	—	9/1/2023
Kristin Comella, NEO	24,712	2/20/2005	—	0.71	—	2/19/2015
	9,267	4/19/2006	—	0.71	—	4/19/2016
	6,178	1/2/2007	—	0.71	—	1/2/2017
	6,500	10/17/2007	—	0.71	—	10/17/2017
	19,700	1/9/2009	—	0.71	—	1/9/2019
	2,955	3/13/2009	—	0.71	—	3/13/2019
	30,000	5/29/2009	—	0.85	—	5/29/2019
	125,000	8/12/2011	—	0.0169	—	8/12/2021
	187,500	8/06/2012	—	0.0169	—	8/06/2022

Director Compensation

As of December 31, 2013, we had seven directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership(1) of our common stock as of March 24th, 2014, based on an aggregate of 420,920,157 common shares issued and outstanding and 108,001,736 shares issuance upon the conversion of securities, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of Bioheart and by all of our directors and named executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325. >Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Amount of Beneficial Ownership” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items, which totals 523,493,786, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Mike Tomas, President, CEO, CFO, and Director	17,478,947	(1) 3.3

Kristin Comella, Chief Scientific Officer and Director	1,062,288	(2) *

William P. Murphy, Director**	10,335,458	(3) 2.0

Charles A. Hart, Director**	15,662,534	(4) 3.0

Sam Ahn, Director**	33,881,807	(5) 6.4

Mark P. Borman, Director	633,450	(6) *

Sheldon T. Anderson, Director	3,881,988	(7) *

All officers and directors as a group (7 persons)	82,936,472	(8) 15.8
Northstar Biotechnology Group, LLC	47,950,906	(9) 9.2

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart.

(1)

(i) Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 6,578,947 shares of common stock and (ii) 10,900,000 shares of common stock issuable upon exercise of presently exercisable stock options.

(2)	Includes 1,062,288 shares of common stock issuable upon exercise of presently exercisable stock options.

(3)

Includes (i)  8,771,929 shares of common stock and (ii) 1,563,529 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.  Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 9,150,094 shares of common stock and (ii) 6,512,440 shares of common stock issuable upon exercise of presently exercisable stock options.

(5)	Includes (i) 22,862,091 shares of common stock and (ii) 11,019,716 shares of common stock issuable upon exercise of presently exercisable stock options.

(6)	Includes (i) 23,450 shares of common stock and (ii) 610,000 shares of common stock issuable upon exercise of presently exercisable stock options

(7)	Includes (i) 1,940,994 shares of common stock and (ii) 1,940,994 shares of common stock issuable upon exercise of presently exercisable warrants.

(8)	Includes an aggregate of (i) 46,827,505 shares of common stock and (ii)25,489,251shares of common stock issuable upon exercise of presently exercisable stock options and warrants.

(9)	Excludes 20,000,000 shares of Series A Preferred Stock (non-convertible) with each share of Series A Preferred Stock having voting power of twenty-five common shares.

DESCRIPTION OF SECURITIES

On February 4, 2013, effective with the filing of the amendment to the Company's Articles of Incorporation with the Florida Secretary of State (confirmed as filed on February 11, 2013), the Company amended its Articles of Incorporation to increase the authorized shares of capital stock of the Company to nine hundred and seventy million (970,000,000) shares of capital stock consisting of nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

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

The Series A Preferred Stock collectively has voting rights equal to 25 votes on all matters presented to be voted by the holders of common stock per share of preferred stock and the right to convert to one share of common stock for each share of preferred stock. Northstar Biotechnology Group, LLC was issued an aggregate of 20,000,000 shares of Series A Preferred Stock.

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

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

We are incorporated under the laws of the State of Florida. Our articles of incorporation require us to indemnify and limit the liability of directors to the fullest extent permitted by the Florida Business Corporation Act, or the “FBCA”, as it currently exists or as it may be amended in the future.

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

Generally, pursuant to the FBCA, a director of a Florida corporation is not personally liable for monetary damages to our company or any other person for any statement, vote, decision, or failure to act, regarding corporate management or policy, unless: (a) the director breached or failed to perform his duties as a director; and (b) the director’s breach of, or failure to perform, those duties constitutes (i) a violation of criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful, (ii) a transaction from which the director derived an improper personal benefit, either directly or indirectly, (iii) an approval of an unlawful distribution, (iv) with respect to a proceeding by or in the right of the company to procure a judgment in its favor or by or in the right of a shareholder, conscious disregard for the best interest of the company, or willful misconduct, or (v) with respect to a proceeding by or in the right of someone other than the company or a shareholder, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety, or property. The term “recklessness,” as used above, means the action, or omission to act, in conscious disregard of a risk: (a) known, or so obvious that it should have been known, to the directors; and (b) known to the director, or so obvious that it should have been known, to be so great as to make it highly probable that harm would follow from such action or omission.

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

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement whereby the Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar.  In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights. As of December 31, 2013, the principle of this note was $362,000.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States.  In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

Effective February 28, 2013, the effective interest rate will be 7% per annum.

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties modified the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock; payments of common stock for April 1, 2013 and October 1, 2013 shall be made the fourth quarter of 2013 based on the closing price of the common stock on April 1, 2013 and October 1, 2013 respectively.

As described above, during the year ended December 31, 2013, the Company issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, the Company issued 15,000,000 shares of Series

A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement. The fair value of the Preferred Stock of $274,050 was included in interest expense for the year ended December 31, 2013.

On September 30, 2013, the Company issued 8,771,929 shares of its common stock as payment of $100,000 towards cash advances.

On December 24, 2013, the Company issued 3,915,662 shares of its common stock as payment of accrued interest through June 30, 2013 of $85,447.

As of December 31, 2013, the principle of this note was $362,000.

Lease Guarantee

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

Advances

As of December 31, 2013 and 2012, the Company officers and directors have provided advances in the aggregate of $461,198 and $313,448 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On August 1, 2013, advances in aggregate of $22,750 were converted into a demand promissory note with 5% interest per annum.  On September 30, 2013, the Company issued 1,995,614 shares of common stock in settlement of the $22,750 promissory note.

On September 30, 2013, the Company issued 8,771,929 shares of its common stock as payment of $100,000 towards cash advances.

Officer and Director Notes

At December 31, 2013 and 2012, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On October 9, 2012, the Company issued an aggregate of $1,278,324 promissory notes due October 9, 2013 to officers and directors in settlement of outstanding advances and accrued compensation. The promissory notes bear interest of 5% per annum and due at maturity. On September 30, 2013, the Company issued an aggregate of 15,350,876 shares of its common stock in settlement of $175,000 of related party notes payable.  During the year ended December 31, 2013, the Company paid $2,000 of the outstanding promissory notes.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates.  During the year ended December 31, 2013, the Company paid off $70,847 of the outstanding promissory notes.

Subordinated debt, related party

As of December 31, 2013 and 2012, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

Item 14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

In December of 2012, Bioheart engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2012 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by our independent registered public accounting firms are as follows:

Types of Fees	2013	2012
Audit Fees (1)	$65,500	$65,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)

This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual  financial statements or the reviews of the interim financial statements.

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

Prior to engagement of the independent auditor for the next year’s audit, the independent auditor and the Audit Committee will review a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval:

(i) Audit Services: Audit services include the annual financial statement audit (including required quarterly reviews), equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on our  financial statements. Audit Services also include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review as well as the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting.

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

Item 15.

Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8. “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or the information is included in the  financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited

4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant's common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant's common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant's common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.31 (34)	Series A Convertible Preferred Stock
4.32 (35)	Amendment to the Series A Convertible Preferred Stock
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant's common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant's common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant's common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.

10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57 (28)	Subordination Agreement, dated July 8, 2011.
10.58 (29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59 (29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60 (29)	Subordination Agreement, dated August 1, 2011.
10.61 (30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.

10.62 (30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63 (30)	Subordination Agreement, dated September 1, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013
10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013
10.80(33)	2013 Bioheart, Inc. Omnibus Equity Compensation Plan
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21,2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company Current Report on Form Pre-14C filed with the SEC on December 18, 2012
(35)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
Dated: March 24, 2014

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

Dated: March 24, 2014

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

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	March 24, 2014
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	March 24, 2014
Mike Tomas

/s/ Mark P. Borman	Director	March 24, 2014
Mark Borman

/s/ Kristin Comella	Director	March 24, 2014
Kristin Comella

/s/ Charles A. Hart	Director	March 24, 2014
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	March 24, 2014
Samuel S. Ahn, MD, MBA

/s/ Sheldon Anderson	Director	March 24, 2014
Sheldon Anderson

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORM 10-K—ITEM 8
BIOHEART, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2013 and 2012	F-3

Statements of Operations for the years ended December 31, 2013, 2012 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2013	F-4

Statement of Shareholders’ (Deficit) Equity for the period from August 12, 1999 (date of inception) through December 31, 2013	F-5

Statements of Cash Flows for the years ended December 31, 2013, 2012 and the cumulative period from August 12, 1999 (date of inception) to December 31, 2013	F-13

Notes to Financial Statements	F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bioheart, Inc.

13794 NW 4th Street, Suite 212,

Sunrise, Florida 33325

We have audited the accompanying balance sheets of Bioheart, Inc. (the “Company”) (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. (a development stage enterprise) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years ended December 31, 2013.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has incurred net losses of $118,180,983 since inception. In addition, as of December 31, 2013 the Company’s current liabilities exceed its current assets by $13,362,480. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone and LaSaracina LLP

Glastonbury, Connecticut

March 24, 2014

BIOHEART, INC.
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$46,227	$—
Accounts receivable, net	19,913	1,342
Inventory	—	62,953
Prepaid and other	784	41,533
Total current assets	66,924	105,828

Property and equipment, net	9,055	1,820

Other assets	10,160	54,662

Total assets	$86,139	$162,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$—	$89
Accounts payable	2,382,267	2,556,043
Accrued expenses	4,480,335	4,731,488
Advances, related party	416,198	313,448
Deposits	478,286	465,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,241,477	2,215,324
Notes payable, net of debt discount	1,930,841	2,364,972
Total current liabilities	13,429,404	14,146,650

Derivative liability	403,811	611,227

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 and 5,000,000 shares authorized as of December 31, 2013 and 2012, respectively, 20,000,000 and -0- issued and outstanding as of December 31, 2013 and 2012, respectively	20,000	—
Common stock, par value $0.001; 950,000,000 and 195,000,000 shares authorized as of December 31, 2013 and 2012, respectively, 379,787,745 and 182,062,802 shares issued and outstanding as of December 31, 2013 and 2012, respectively	379,788	182,063
Additional paid in capital	103,819,119	100,260,094
Common stock subscription	215,000	—
Deficit accumulated during development stage	(118,180,983)	(115,037,724)
Total stockholders' deficit	(13,747,076)	(14,595,567)

Total liabilities and stockholders' deficit	$86,139	$162,310

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2013	2012	December 31, 2013
			(unaudited)
Revenue	$96,085	$61,109	$1,365,725
Cost of sales	30,831	1,070	582,735
Gross profit	65,254	60,039	782,990

Operating expenses:
Research and development	626,983	401,941	65,320,035
Marketing, general and administrative	2,267,831	2,178,352	39,105,667
Impairment of investment	—	—	58,695
Depreciation and amortization	2,190	14,589	900,104
Total operating expenses	2,897,004	2,594,882	105,384,501

Net loss from operations	(2,831,750)	(2,534,843)	(104,601,511)

Other income (expenses):
Development revenues	—	—	117,500
Gain on extinguishment of debt	1,023,439	—	1,023,439
Gain on change of fair value of derivative liability	29,179	119,795	123,948
Interest income	—	—	762,277
Other income	73,756	18,234	344,821
Interest expense	(1,437,883)	(1,619,653)	(15,951,457)
Total other income (expenses)	(311,509)	(1,481,624)	(13,579,472)

Net loss before income taxes	(3,143,259)	(4,016,467)	(118,180,983)

Income taxes (benefit)	—	—	—

NET LOSS	$(3,143,259)	$(4,016,467)	$(118,180,983)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	251,828,970	146,463,828

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

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

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2001 (unaudited)	-	$ -	6,901,039	$ 6,901	$ 26,096,800	$ (783,308)	$ -	$ (23,190,687)	$ 2,129,706
Issuance of common stock	-	-	1,092,883	1,093	7,075,105	-	-	-	7,076,198
Stock based compensation	-	-	-	-	143,521	(143,521)	-	-	-
Amortization of stock based compensation	-	-	-	-	-	613,083	-	-	613,083
Common stock issued in exchange for services	-	-	35,137	35	227,468	-	-	-	227,503
Net loss	-	-	-	-	-	-	-	(9,257,954)	(9,257,954)
Balance, December 31, 2002 (unaudited)	-	-	8,029,059	8,029	33,542,894	(313,746)	-	(32,448,641)	788,536
Issuance of common stock	-	-	561,701	562	3,181,712	-	-	-	3,182,274
Stock based compensation	-	-	-	-	(155,893)	155,893	-	-	-
Amortization of stock based compensation	-	-	-	-	-	79,371	-	-	79,371
Common stock issued in exchange for services	-	-	144,300	144	823,743	-	-	-	823,887
Net loss	-	-	-	-	-	-	-	(6,037,528)	(6,037,528)
Balance, December 31, 2003 (unaudited)	-	-	8,735,060	8,735	37,392,456	(78,482)	-	(38,486,169)	(1,163,460)
Issuance of common stock	-	-	808,570	809	4,580,104	-	-	-	4,580,913
Stock based compensation	-	-	-	-	637,858	(637,858)	-	-	-
Amortization of stock based compensation	-	-	-	-	-	148,812	-	-	148,812
Common stock issued in exchange for services	-	-	17,004	17	96,314	-	-	-	96,331
Net loss	-	-	-	-	-	-	-	(5,519,151)	(5,519,151)
Balance, December 31, 2004 (unaudited)	-	-	9,560,634	9,561	42,706,732	(567,528)	-	(44,005,320)	(1,856,555)
Issuance of common stock, net of issuance costs of $32,507	-	-	1,994,556	1,994	11,265,560	-	-	-	11,267,554
Issuance of common stock in lieu of cash compensation	-	-	1,210	1	6,852	-	-	-	6,853
Stock based compensation	-	-	-	-	1,566,147	(1,566,147)	-	-	-
Amortization of stock based compensation	-	-	-	-	-	1,952,350	-	-	1,952,350
Issuance of common stock in exchange for release of accrued liabilities	-	-	95,807	96	542,691	-	-	-	542,787
Net loss	-	-	-	-	-	-	-	(7,326,557)	(7,326,557)
Balance, December 31, 2005 (unaudited)	-	$ -	11,652,207	$ 11,652	$ 56,087,982	$ (181,325)	$ -	$ (51,331,877)	$ 4,586,432

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2005 (unaudited)	-	$ -	11,652,207	$ 11,652	$ 56,087,982	$ (181,325)	$ -	$ (51,331,877)	$ 4,586,432
Reclassification of deferred compensation due to adoption of SFAS No. 123 ( R )	-	-	-	-	(181,325)	181,325	-	-	-
Issuance of common stock, net of issuance costs of $100,038	-	-	1,069,699	1,069	8,123,623	-	-	-	8,124,692
Equity instruments issued in connection with settlement agreement	-	-	47,657	48	3,294,381	-	-	-	3,294,429
Common stock issued in exchange for services	-	-	2,903	3	16,440	-	-	-	16,443
Common stock issued in exchange for distribution rights and intellectual property	-	-	13,006	13	99,984	-	-	-	99,997
Warrants issued in exchange for licenses and intellectual property	-	-	-	-	144,867	-	-	-	144,867
Stock based compensation	-	-	-	-	1,224,430	-	-	-	1,224,430
Net loss	-	-	-	-	-	-	-	(13,180,646)	(13,180,646)
Balance, December 31, 2006 (unaudited)	-	-	12,785,472	12,785	68,810,382	-	-	(64,512,523)	4,310,644
Issuance of common stock, net of issuance costs of $150,000	-	-	529,432	530	3,920,186	-	-	-	3,920,716
Exercise of stock options	-	-	31,955	32	181,008	-	-	-	181,040
Warrants issued in connection with notes payable	-	-	-	-	3,162,488	-	-	-	3,162,488
Warrants issued in exchange for services	-	-	-	-	30,559	-	-	-	30,559
Warrants issued in exchange for licenses and intellectual property	-	-	-	-	48,289	-	-	-	48,289
Shares issued in connection with reverse stock split	-	-	279	-	-	-	-	-	-
Stock based compensation	-	-	-	-	931,233	-	-	-	931,233
Net loss	-	-	-	-	-	-	-	(18,067,084)	(18,067,084)
Balance, December 31, 2007 (unaudited)	-	$ -	13,347,138	$ 13,347	$ 77,084,145	$ -	$ -	$ (82,579,607)	$ (5,482,115)

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2007 (unaudited)	-	$ -	13,347,138	$ 13,347	$ 77,084,145	$ -	$ -	$ (82,579,607)	$ (5,482,115)
Initial public offering of common stock, net of offering costs of $4,327,171	-	-	1,100,000	1,100	1,446,729	-	-	-	1,447,829
Issuance of common stock, net of issuance costs of $24,325	-	-	1,230,280	1,230	2,117,275	-	-	-	2,118,505
Stock based compensation	-	-	-	-	1,320,995	-	-	-	1,320,995
Warrants issued in exchange for services	-	-	-	-	251,850	-	-	-	251,850
Warrants issued in exchange for notes payable	-	-	-	-	168,387	-	-	-	168,387
Warrants issued in connection with settlement agreement	-	-	-	-	87,200	-	-	-	87,200
Exercise of stock options	-	-	61,778	62	79,014	-	-	-	79,076
Net loss	-	-	-	-	-	-	-	(14,149,401)	(14,149,401)
Balance, December 31, 2008 (unaudited)	-	-	15,739,196	15,739	82,555,595	-	-	(96,729,008)	(14,157,674)
Issuance of common stock, net of issuance costs of $13,664	-	-	2,680,230	2,682	1,857,140	-	-	-	1,859,822
Subscription receivable	-	-	85,090	85	59,451	-	(59,536)	-	-
Stock based compensation	-	-	-	-	296,838	-	-	-	296,838
Common stock in exchange for services	-	-	45,000	45	45,855	-	-	-	45,900
Common stock issued in connection with the settlement of accounts payable	-	-	519,460	519	456,275	-	-	-	456,794
Common stock issued in connection with issuance of note payable	-	-	320,000	320	297,681	-	-	-	298,001
Common stock issued upon conversion of notes payable	-	-	606,708	606	261,618	-	-	-	262,224
Warrants issued in connection with notes payable	-	-	-	-	1,913,487	-	-	-	1,913,487
Exercise of stock options	-	-	40,000	40	31,960	-	-	-	32,000
Net loss	-	-	-	-	-	-	-	(4,435,756)	(4,435,756)
Balance, December 31, 2009 (unaudited)	-	$ -	20,035,684	$ 20,036	$ 87,775,900	$ -	$ (59,536)	$ (101,164,764)	$ (13,428,364)

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2009 (unaudited)	-	$ -	20,035,684	$ 20,036	$ 87,775,900	$ -	$ (59,536)	$ (101,164,764)	$ (13,428,364)
Issuance of common stock, net of issuance costs of $2,950	-	-	11,334,705	11,335	2,328,929		59,536	-	2,399,800
Subscription receivable	-	-	20,000	20	3,780	-	(3,800)	-	-
Stock based compensation	-	-	-	-	248,457	-	-	-	248,457
Common stock in exchange for services	-	-	529,520	529	359,503	-	-	-	360,032
Common stock issued in connection with settlement of accounts payable	-	-	831,526	831	411,829	-	-	-	412,660
Common stock issued in connection with bank guarantor liabilities	-	-	4,794,430	4,794	2,960,576	-	-	-	2,965,370
Warrants issued in connection with notes payable	-	-	-	-	185,307	-	-	-	185,307
Net loss	-	-	-	-	-	-	-	(5,159,456)	(5,159,456)
Balance, December 31, 2010 (unaudited)	-	$ -	37,545,865	$ 37,545	$ 94,274,281	$ -	$ (3,800)	$ (106,324,220)	$ (12,016,194)

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2010 (unaudited)	-	$ -	37,545,865	$ 37,545	$ 94,274,281	$ -	$ (3,800)	$ (106,324,220)	$ (12,016,194)
Cancellation of previously issued shares	-	-	(3,450)	(3)	3	-	-	-	-
Proceeds from common stock subscription	-	-	-	-	-	-	3,800	-	3,800
Common stock issued in exchanged of options exercised	-	-	1,982,995	1,983	(351)	-	-	-	1,632
Common stock in exchange for services	-	-	1,000,000	1,000	114,035	-	-	-	115,035
Common stock issued upon conversion of notes payable	-	-	27,120,856	27,121	1,514,988	-	-	-	1,542,109
Common stock in connection with settlement agreement	-	-	4,521,700	4,522	312,997	-	-	-	317,519
Issuance of common stock, net of issuance costs of $40,000	-	-	22,184,540	22,184	1,402,616	-	-	-	1,424,800
Common stock issued in settlement of related party advance	-	-	1,272,730	1,273	138,727	-	-	-	140,000
Stock based compensation	-	-	-	-	409,314	-	-	-	409,314
Beneficial conversion feature connection with issuance of convertible note	-	-	-	-	748,545	-	-	-	748,545
Net loss	-	-	-	-	-	-	-	(4,697,037)	(4,697,037)
Balance, December 31, 2011	-	$ -	95,625,236	$ 95,625	$ 98,915,155	$ -	$ -	$ (111,021,257)	$ (12,010,477)

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2011	-	$ -	95,625,236	$ 95,625	$ 98,915,155	$ -	$ -	$ (111,021,257)	$ (12,010,477)
Issuance of common stock	-	-	24,085,718	24,085	485,715	-	-	-	509,800
Common stock issued for services	-	-	952,851	953	33,647	-	-	-	34,600
Common stock issued under put agreement	-	-	8,947,859	8,948	141,052	-	-	-	150,000
Common stock issued upon conversion of notes payable	-	-	51,751,138	51,752	668,462				720,214
Common stock issued for accrued liabilities			700,000	700	13,300	-	-	-	14,000
Stock based compensation	-	-	-	-	76,674	-	-	-	76,674
Fair value of warrants issued in connection with forbearance agreement	-	-	-	-	119,023	-	-	-	119,023
Beneficial conversion feature connection with issuance of convertible note	-	-	-	-	234,729	-	-	-	234,729
Reclassify committed common shares in excess of authorized amount to liability	-	-	-	-	(427,663)	-	-	-	(427,663)
Net loss	-	-	-	-	-	-	-	(4,016,467)	(4,016,467)
Balance, December 31, 2012	-	$ -	182,062,802	$ 182,063	$ 100,260,094	$ -	$ -	$ (115,037,724)	$ (14,595,567)

BIOHEART, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM AUGUST 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
								Accumulated
					Additional			During
	Preferred stock		Common stock		Paid in	Deferred	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Stage	Total
Balance, December 31, 2012	—	$—	182,062,802	182,063	100,260,094	—	—	(115,037,724)	(14,595,567)
Reclassify the fair value of excess committed shares derivative to equity upon common share authorization increase	—	—	—	—	474,954	—	—	—	474,954
Issuance of common stock	—	—	50,029,227	50,029	814,971	—	—	—	865,000
Common stock issued under put agreement	—	—	31,052,141	31,053	315,861	—	—	—	346,914
Common stock issued in connection with issuance of convertible debt	—	—	2,500,000	2,500	33,750	—	—	—	36,250
Common stock issued in connection with settlement of debt	—	—	57,967,906	57,968	735,167	—	—	—	793,135
Common stock issued in settlement of interest and penalty in connection with convertible debt	—	—	9,408,718	9,409	141,406	—	—	—	150,815
Common stock issued for services	—	—	6,220,263	6,220	78,931	—	—	—	85,151
Common stock issued in settlement of related party notes payable	—	—	34,890,348	34,890	362,860	—	—	—	397,750
Common stock issued in settlement of accounts payable	—	—	5,656,340	5,656	151,560	—	—	—	157,216
Preferred stock issued in settlement of debt	5,000,000	5,000	—	—	65,000	—	—	—	70,000
Preferred stock issued in settlement of forbearance agreement	15,000,000	15,000	—	—	259,050				274,050
Proceeds from common stock subscription	—	—	—	—	—	—	215,000	—	215,000
Stock based compensation	—	—	—	—	125,515	—	—	—	125,515
Net loss	—	—	—	—	—	—	—	(3,143,259)	(3,143,259)
Balance, December 31, 2013	20,000,000	$20,000	379,787,745	$379,788	$103,819,119	$—	$215,000	$(118,180,983)	$(13,747,076)

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2013	2012	December 31, 2013
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,143,259)	$ (4,016,467)	$ (118,180,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,190	14,589	900,104
Bad debt expense	-	-	166,266
Discount on convertible debt	368,682	468,581	1,980,250
Gain on change in fair value of derivative liability	(29,179)	(119,795)	(123,948)
Gain on extinguishment of debt	(1,023,439)	-	(1,023,439)
Non cash payment of interest	228,657	93,209	499,767
Amortization of warrants issued in exchange for licenses and intellectual property	-	-	5,413,156
Amortization of warrants issued in connection with notes payable	-	95,291	5,437,604
Amortization of loan costs	-	927	1,228,717
Related party notes payable issued for services rendered	500,000	-	500,000
Warrants issued in exchange for services	-	-	285,659
Warrants issued in exchange for forbearance agreement	-	430,213	430,213
Equity instruments issued in connection with R&D agreement	-	-	360,032
Equity instruments issued in connection with settlement agreement	-	-	3,381,629
Common stock issued in connection with accounts payable	2,500	-	759,316
Common stock issued in exchange for services	85,151	34,600	1,567,673
Common stock issued in connection with amounts due to guarantors of Bank of America loan	-	-	69,159
Common stock issued in exchange for distribution rights and intellectual property	-	-	99,997
Preferred stock issued in settlement of forbearance agreement	274,050	-	274,050
Warrants issued in connection with accounts payable		-	7,758
Stock based compensation	125,515	76,674	10,076,517
(Increase) decrease in:
Receivables	(18,571)	2,153	(21,178)
Inventory	62,953	749	-
Prepaid and other current assets	85,251	8,295	33,748
Other assets	-	-	(28,854)
Increase (decrease) in:
Accounts payable	(59,059)	324,264	3,200,620
Accrued expenses	625,232	1,491,441	7,363,476
Deferred revenue	-	-	465,287
Net cash used in operating activities	(1,913,326)	(1,095,276)	(74,877,404)

BIOHEART, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			From August 12,
			1999 (date of
	Year ended December 31,		Inception) to
	2013	2012	December 31, 2013
			(unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	$(9,425)	$(933)	$(909,158)
Net cash used by investing activities	(9,425)	(933)	(909,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(89)	89	—
Proceeds from issuance of common stock, net	1,426,914	584,800	65,308,689
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	—	505,000
Proceeds from related party advances	215,500	411,492	1,082,992
Proceeds from exercise of stock options	—	—	293,749
Proceeds from notes payable	415,500	63,000	12,036,250
Repayments of notes payable	(88,847)	—	(3,622,452)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	1,968,978	1,059,381	75,832,789

Net increase (decrease)	46,227	(36,828)	46,227

Cash and cash equivalents, beginning of period	—	36,828	—
Cash and cash equivalents, end of period	$46,227	$—	$46,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$521,742	$403,618	$2,705,824
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$793,135	$720,214	$5,046,094
Common stock issued in settlement of accounts payable	$157,216	$14,000	$171,216
Common stock issued in settlement of related party notes payable	$397,750	$—	$397,750
Common stock issued in settlement of interest and penalties in connection with convertible debt	$150,815	$—	$150,815
Preferred stock issued in settlement of notes payable	$70,000	$—	$70,000
Reclassification of fair value of excess committed share liability to equity upon common share authorization increase	$474,954	$—	$474,954
Reclassification from notes payable to related party advances	$—	$544,267	$544,267

See the accompanying notes to these consolidated financial statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

Bioheart, Inc (the “Company”) was incorporated under the laws of the State of Florida in August 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2013, the Company has accumulated a deficit through its development stage of $118,180,983.

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2013 and 2012, allowance for doubtful accounts was $-0-.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during 2013 and 2012.

Other assets

During the year ended December 2011, the Company’s management performed an evaluation of its other assets (cost basis investment) for purposes of determining the implied fair value of the asset at December 31, 2011, respectively. In 2011, the test indicated that the recorded remaining book value of its investment exceeded its fair value for the year ended December 31, 2011, as determined by discounted future cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $58,695 (unaudited), net of tax during the year ended December 31, 2011 to reduce the carrying value of the investment to $-0- (unaudited). Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 344,241,761 and 195,204,110 for the years ended December 31, 2013 and 2012, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10)

As of December 31, 2013, there were outstanding stock options to purchase 23,912,943 shares of common stock, 6,600,443 shares of which were vested.

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

As of December 31, 2013, three customers represented 36%, 20% and 20%, aggregate of 76% of the Company’s accounts receivable. As of December 31, 2012, three customers represented 96% of the Company’s accounts receivable

The Company’s revenues earned from sale of products and services for the year ended December 31, 2013 included 20% of the Company’s total revenues from one customer. For the year ended December 31, 2012, Company’s revenues earned from sale of products and services included 80% of the Company’s total revenues from two customers.

Reliance on Key Personnel and Consultants

The Company has three full-time employees and no part-time employees. The Company is heavily dependent on the continued active participation of its two current executive officers, one employee and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $626,983, $401,941 and $65,320,035 (unaudited) for the years ended December 31, 2013 and 2012, and from August 12, 1999 (date of inception) to December 31, 2013, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

Research Grants

On November 9, 2010, we received a grant in the amount of $244,500 (unaudited) under the qualifying therapeutic discovery project under section 48D of the Internal Revenue code. We have not received any research grant income in recent years.

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

NOTE 2 — GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2013, the Company incurred net losses of $3,143,259 and used $1,913,326 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 — INVENTORY

Inventory consists of raw materials in 2012. Costs of raw materials are determined using the FIFO method. Inventory is stated at the lower of costs or market (estimated net realizable value).

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	125,634	130,916
Computer equipment	39,525	54,414
Leasehold improvements	362,046	362,046
	879,563	899,734
Less accumulated depreciation and amortization	(870,508)	(897,914)
	$9,055	$1,820

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2013 and 2012:

	2013	2012
License and royalty fees	$2,122,130	$1,825,675
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,373,775	1,284,705
Interest payable on notes payable	714,180	1,100,174
Vendor accruals and other	120,692	120,133
Employee commissions, compensation, etc.	149,558	400,801
	$4,480,335	$4,731,488

During the year ended December 31, 2013, 1,000,000 shares of common stock at a common market price of $0.0195 were issued to one debt holder in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note. As a result of the settlement, the Company recognized a gain of $1,078,625 during the year ended December 31, 2013.

NOTE 6 – STANDBY EQUITY DISTRIBUTION AGREEMENT

On November 2, 2011, the Company and Greystone Capital Partners (“Greystone”) entered into a Standby Equity Distribution Agreement (the “Agreement”).  Pursuant to the Agreement, Greystone has agreed to provide the Company with up to $1,000,000 of funding for the 24-month period following the date February 10, 2012, the registration statement of the Company’s common stock was declared effective by the SEC (the “Equity Line”).

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

During the year ended December 31, 2013, the Company issued an aggregate of 31,052,141 shares of its common stock in exchange for $346,914 draw down on the equity line. During the year ended December 31, 2012, the Company “put” 8,797,859 shares of common stock for a total of $150,000.

NOTE 7 – NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2013 and 2012:

	2013	2012
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	500,000	1,000,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	143,000	—
Fourth Man, LLC note payable	35,000	—
Total notes payable	2,042,972	2,364,972
Less unamortized debt discount	(112,131)	—
Total notes payable net of unamortized debt discount	$1,930,841	$2,364,972

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Loan Agreement was scheduled to mature on December 23, 2013, however the Company is renewing the loan with Seaside National Bank and Trust during the first quarter of 2014 to extend the maturity date. The loan is not in default as of December 31, 2013.

August 2008 Unsecured Promissory Note

On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, is payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which is scheduled to mature in May 2010, however the Company is not obligated to make payments until BlueCrest Loan (See Note 10) is paid off. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term.

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

During the year ended December 31, 2013, 1,000,000 shares of common stock were issued to the debt holder valued at $19,500, in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note resulting in a gain of $1,078,625. A gain of $1,078,625 was included in the net gain on settlement of debt and trade payables on the statement of operations. As of December 31, 2013 the remaining principle of this note was $500,000.

Hunton & Williams Notes

At December 31, 2013 and 2012, the Company has two unsecured outstanding notes payable with interest due at maturity. The two notes, $61,150 (11.5% interest per annum) and $323,822 (8% interest per annum) are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off (See Note 10).

Asher Notes

2012

On April 2, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $63,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal was due to be repaid on January 3, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Note. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Note and to fair value as of each subsequent reporting date. At the inception of the Asher Note, the Company determined the aggregate fair value of $76,682 of the embedded derivatives.

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

2013

During the year ended December 31, 2013, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of 8% convertible notes in aggregate principal amount of $255,500 (the “Asher Notes”).

The Asher Notes bear interest at the rate of 8% per annum. As of the December 31, 2013 all interest and principal must be repaid nine months from the issuance date, the last note due August 7, 2014. The Notes are convertible into common stock, at Asher’s option, at a 42% to 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date which at December 31, 2013 was $207,310. At the inception of the Asher Notes, the Company determined the aggregate fair value of $335,089 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.80% to 164.29%, (3) weighted average risk-free interest rate of 0.09% to 0.17%, (4) expected lives of 0.67 to .77 years, and (5) estimated fair value of the Company’s common stock from $0.01 to $0.0373 per share. The initial fair value of the embedded debt derivative of $335,089 was allocated as a debt discount up to the proceeds of the note ($255,500) with the remainder ($79,589) charged to current period operations as interest expense. For the years ended December 31, 2013 and 2012, the Company amortized $162,706 and $63,000 of debt discount to current period operations as interest expense, respectively. As of December 31, 2013 the gross balance of the Asher Notes was $143,000.

Fourth Man, LLC

On October 11, 2013, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC. (“Fourth Man”), for the sale of an 8% convertible note in the principal amount of $35,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 10, 2014. The Note is convertible into common stock, at Fourth Man’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Note. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Note and to fair value as of each subsequent reporting date. At the inception of the Fourth Man Note, the Company determined the aggregate fair value of $52,894 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 164.29%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock of $0.0121 per share. The initial fair value of the embedded debt derivative of $52,894 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($17,894) charged to current period operations as interest expense. For the year ended December 31, 2013, the Company amortized $15,663 of debt discount to current period operations as interest expense.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2013 and 2012, the Company officers and directors have provided advances in the aggregate of $416,198 and $313,448 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement providing a recapitalized new note balance comprised of all sums due Northstar with a maturity date extended perpetually. The Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

Effective October 1, 2012, the effective interest rate was 12.85% per annum.  The parties agreed, as of February 28, 2013, to reduce the interest rate to 7% per annum (see Note 14 below).

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock; payments of common stock for April 1, 2013 and October 1, 2013 were made the fourth quarter of 2013 based on the closing price of the common stock on April 1, 2013 and October 1, 2013 respectively (see Note 14 below).

As described above, during the year ended December 31, 2013, the Company issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, the Company issued 15,000,000 shares of Series A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement. The fair value of the Preferred Stock of $274,050 was included in interest expense for the year ended December 31, 2013.

The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

On September 30, 2013, the Company issued 8,771,929 shares of its common stock as payment of $100,000 towards cash advances.

On December 24, 2013, the Company issued 3,915,662 shares of its common stock as payment of accrued interest through June 30, 2013 of $85,447.

As of December 31, 2013, the principle of this note was $362,000.

Officer and Director Notes

At December 31, 2013 and 2012, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On October 9, 2012, the Company issued an aggregate of $1,278,324 of promissory notes due October 9, 2013 to officers and directors in settlement of outstanding advances and accrued compensation (currently in default). The promissory notes bear interest of 5% per annum and due at maturity. On September 30, 2013, the Company issued an aggregate of 15,350,876 shares of its common stock in settlement of $175,000 of related party notes payable.  During the year ended December 31, 2013, the Company paid $2,000 of the outstanding promissory notes and the principle balance as of December 31, 2013 is $1,101,324.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates.  During the year ended December 31, 2013, the Company paid off $86,847 of the outstanding promissory notes.  The principle outstanding balance of these notes as of December 31, 2013 is $413,153.

Subordinated debt, related party

As of December 31, 2013 and 2012, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

Sales Transactions

During the year ended December 31, 2013, the Company entered into several immaterial related party sales transactions with vendors that the Company’s Chief Scientific Officer is a part owner.

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

On February 4, 2013, in conjunction with the increase in authorized number of shares to 970,000,000, the Company determined it had adequate authorized shares to settle all of these agreements. As such, the Company adjusted the derivative liability to fair value on February 4, 2013 and reclassified the derivative liability to equity. The fair value of the derivative liability of $474,954 (a non-cash item) as of February 4, 2013 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 156.52%; risk free rate: 0.38%; and expected life: 3.5 years. The Company recorded a loss on change in derivative liabilities of $84,907 during the year ended December 31, 2013.

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

At December 31, 2013, the fair value of the reset provision of $146,855 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 160.41%; risk free rate: 3.04%; and expected life: 8.75 years. The Company recorded a gain on change in derivative liabilities of $74,324 during the year ended December 31, 2013.

Convertible notes

During the year ended December 31, 2013, the Company issued convertible notes (see Note 7 above).

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

The fair value of the embedded derivatives at December 31, 2013, in the amount of $256,956, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 160.41%, (3) weighted average risk-free interest rate of 0.07 to 0.10%, (4) expected lives of 0.27 to 0.60 years, and (5) estimated fair value of the Company’s common stock of $0.01 per share. The Company recorded a gain on change in derivative liabilities of $39,762 during the year ended December 31, 2013.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At December 31, 2013, the aggregate derivative liabilities was valued at $403,811, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

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

During the year ended December 31, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (see note 8 above).

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

During the year ended December 31, 2013, the Company issued 50,029,227 shares of common stock for proceeds of $865,000.

During the year ended December 31, 2013, the Company issued 31,052,141 shares of common stock issued under its standby equity distribution agreement with Greystone Capital Partners.

During the year ended December 31, 2013, the Company issued an aggregate of 5,656,340 shares of its common stock for settlement of $82,339 of accounts payable. In connection with the settlement, the Company recorded a loss on settlement of debt of $74,877.

During the year ended December 31, 2013, the Company issued 2,500,000 shares of its common stock in connection with the issuance of a note payable.

During the year ended December 31, 2013, the Company issued 57,967,906 shares of its common stock in connection with the settlement and/or conversion of various notes payable.

During the year ended December 31, 2013, the Company issued 34,890,348 shares of its common stock in connection with the settlement of related party notes payable and advances.

During the year ended December 31, 2013, the Company issued 9,408,718 shares of its common stock in settlement of interest and penalty in connection with convertible debt.

During the year ended December 31, 2013, the Company issued 6,220,263 shares of its common stock services rendered valued at $85,151.

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

A summary of options at December 31, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2012	4,636,318		$1.20	8.1
Granted	3,300,000		$0.04
Exercised	-	$
Forfeited/Expired	(82,942)		$5.57
Options outstanding at December 31, 2012	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised	-
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Options exercisable at December 31, 2013	6,600,443		$0.48	8.0
Available for grant at December 31, 2013	32,600,000

The following information applies to options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	23,290,000	9.2	$0.03	5,977,500	$0.07
$0.71 – $1.28	162,286	4.4	$0.80	162,286	$0.80
$5.25 – $5.67	435,945	2.0	$5.57	435,945	$5.57
$7.69	24,712	2.6	$7.69	24,712	$7.69
	23,912,943	9.0	$0.15	6,600,443	$0.48

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

On August 1, 2013, the Company issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.01576 per share to employees, exercisable over 4 years.   The fair value of $245,749, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 153.27% and Risk free rate: 2.74%, of which $25,599 was charged to current period operations.

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

The fair value of all options vesting during the year ended December 31, 2013 and 2012 of $125,515 and $76,674, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at December 31, 2013 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2012	32,610,075		$0.86	3.8
Issued	42,396,432		$0.018	5.78
Exercised	—		$0.00
Forfeited	(933,185)		$0.76
Outstanding at December 31, 2012	74,073,322		$0.37	4.5
Issued	50,350,536		$0.016	9.2
Exercised	—	$
Expired	(6,345,002)		$0.38
Outstanding at December 31, 2013	118,078,856		$0.22	6.3
Exercisable at December 31, 2013	101,371,743		$0.13	5.7

In conjunction with the authorized issuance of common stock, the Company granted approximately 50 million common stock purchase warrants during the year ended December 31, 2013.

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	111,829,723	6.3	$0.03	96,667,060	$0.03
$0.52 – $0.68	2,699,675	5.3	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	6.0	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	8.9	$7.55	1,156,832	$7.35
	118,078,856	6.3	$0.22	101,371,743	$0.13

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

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into several operating lease agreements for facilities and equipment. Terms of certain lease arrangements include renewal options, escalation clauses, payment of executory costs such as real estate taxes, insurance and common area maintenance. The landlord has filed a security interest against the assets of the Company.

In February 2010, the Company amended its facility lease to extend the term of the lease until January 2013.

In August 2011, the Company amended its facility lease to eliminate excess space. The amendment contains terms similar to the terms of the existing facility lease, including escalation clauses.

In July 2013, the Company amended its facility lease to extend the term of the lease until July 31, 2014. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2013 are as follows:

Year ending December 31,
2014	$48,195
Total	$48,195

Rent expense was $123,216 and $89,507 for the years ended December 31, 2013 and 2012, respectively and $2,102,062 for the cumulative period from August 12, 1999 (date of inception) to December 31, 2013.

Royalty Payments

The Company is obligated to pay royalties on commercial sales of certain products that may be developed and sold under various licenses and agreements that have been obtained by the Company.

The Company has entered into a licensing agreement, which include the potential for royalty payments, as follows:

William Beaumont Hospital

In June 2000, the Company entered into an exclusive license agreement to use certain patents for the life of the patents in future projects. The patents expire in 2015. In addition to a payment of $55,000, the Company made to acquire the license, the Company is required to pay an annual license fee of $10,000 and royalties ranging from 2% to 4% of net sales of products that are covered by the patents. In order to maintain the exclusive license rights, the agreement also calls for a minimum annual royalty threshold. The minimum royalty threshold was $200,000 for 2011 and $200,000 for 2010. This minimum royalty threshold will remain $200,000 for 2012 and thereafter. As of December 31, 2013, the Company has not made any payments other than the initial payment to acquire the license. At December 31, 2013 and December 31, 2012, the Company’s liability under this agreement was $2,122,130 and $1,825,675, respectively, which is reflected as a component of accrued expenses on the balance sheets (see Note 5).

During the year ended December 31, 2013 and 2012, the Company incurred expenses of $210,000, $210,000 respectively, and $2,122,130 from August 12, 1999 (date of inception) to December 31, 2013. The Company has accrued interest for the past due commitment at 2% over the prime rate per the terms of the agreement. The Company has included $2,122,130 in accrued expenses as of December 31, 2013.

Approximate annual future minimum obligations under this agreement as of December 31, 2013 are as follows:

Year Ending December 31,
2014	210,000
2015	210,000
Total	$420,000

Consulting agreements

On November 20, 2013, the Company entered into an investment banking agreement with Cassel Salpeter & Co. (“CSC”), who will act as exclusive third party financial advisor in connection with investment banking matters.  The term of the Investment Banking Agreement shall be for a period of twenty four months unless terminated or extended in accordance with its terms. For these services, CSC will receive a one-time $25,000 fee, $5,000 monthly fees and 5,207,630 ten year common stock purchase warrants, exercisable at $.0113 and applicable consideration in the event the closing of a Mezzanine Financing consisting of non-convertible subordinated debt and/or sale of equity securities.  The Company will also reimburse CSC for its reasonable out-of-pocket expenses associated with the services provided pursuant to the Investment Banking Agreement.  As of December 31, 2013, the Company accrued $32,424 under the agreement.

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of December 31, 2013 or 2012.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2013, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 13 — INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2013	2012
Income taxes using U.S. federal statutory rate	$(1,068,708)	(1,365,599)
State income taxes, net of federal benefit	(108,788)	(80,708)
Stock Option Expirations	78,864	326,995
Net Operating Loss adjustments	(20,008)	196,416
Nontaxable Gain on Derivative Instrument	(9,921)	(40,730)
Change in Valuation Allowance	1,127,875	974,536
Other	686	(10,910)
	$—	$—

At December 31, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

	2013	2012
Deferred tax assets:
Stock Based Compensation	$4,465,854	$4,505,907
Net Operating Losses	35,429,429	34,266,157
Other	125,317	120,661
Total deferred tax assets	40,020,600	38,892,725

Deferred tax liabilities:	—	—
Total deferred tax liabilities	—	—
Valuation allowance	40,020,600	38,892,725
Net deferred tax assets	$—	$—

As of December 31, 2013 and December 31, 2012, the Company had U.S. federal net operating loss carryforwards of approximately $94.2 million and $91.1 million, respectively, which expire at various dates from 2019 through 2033. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carry-forwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized.

As of December 31, 2013 and December 31, 2012, the Company had net operating loss carryforwards for state income tax purposes of approximately $94.2 million and $91.1 million, respectively, which expire at various dates from 2019 through 2033.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2006 to December 31, 2013 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. In addition, federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

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

All items required to be recorded or measured on a recurring basis consist of derivative liabilities and are based upon level 3 inputs.

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

As of  December 31, 2013 and 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2013, in the amount of $403,811 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

	Excess Share Derivative	Warrant Liability	Debt Derivative
Balance, December 31, 2011	$-	-	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance		-	76,862
Initial fair value of derivative relating to reset warrants	-	311,190	-
Initial fair value of derivative relating to exceeding authorized common shares	427,663	-	-
Mark-to-market at December 31, 2012	(37,615)	(90,011)	7,651
Transfers out of Level 3 upon conversion and settlement of notes			(84,513)
Balance, December 31, 2012	$390,048	$221,179	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	-	-	673,219
Mark-to-market at December 31, 2013:	84,906	(74,324)	(39,761)
Transfers out of Level 3 upon increase in authorized shares	(474,954
Transfers out of Level 3 upon conversion of notes payable	-	-	(376,502)
Balance, December 31, 2013	$-	$146,855	$256,956
Net Gain for the period included in earnings relating to the liabilities held at December 31, 2013	$(84,906)	$74,324	$39,761

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 50% from December 31, 2012 to December 31, 2013. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement. A 10 percent change in pricing inputs and changes in volatilities and correlation factors would result in less than a $60,318 change in our Level 3 fair value.

NOTE 15 — SUBSEQUENT EVENTS

Subsequent stock issuances

In January 2014, the Company issued 1,977,155 shares of its common stock in settlement of 2013 services provided for $12,000 and 2,941,176 shares of its common stock in settlement of $15,000 of outstanding convertible notes payable.

In February 2014, the Company sold an aggregate of 25,114,500 shares of its common stock for net proceeds of $331,500. In connection with the stock sale, the Company issued an aggregate of 25,114,500 warrants to purchase the Company’s common stock for five years at $0.011 to $0.0214 per share. In addition, the Company issued 1,746,032 shares of its common stock in settlement of $10,000 of outstanding convertible notes payable and issued an aggregate of 3,925,442 shares of its common stock in settlement of $55,000 of common stock subscriptions received in 2013.

Options granted

On February 23, 2014, the Company granted an aggregate of 15,000,000 options to purchase the Company’s common stock to an officer and key employee at an exercise price of $0.019 for ten years, vesting annually over four years. In addition, the Company granted 400,000 options to purchase the Company’s common stock to each current Director of the Company who was also a board member in fiscal 2011 at an exercise price of $0.019 per share for ten years, vesting immediately with a cashless exercise provision. Additionally, the Company granted 400,000 options to purchase the Company’s common stock to each current Director of the Company at an exercise price of $0.019 per share for ten years, vesting immediately.

Option expiry terms

On February 23, 2013, the Company affirmed that options issued to previous board members of the Company will not cease and will terminate at the earlier of the date of exercise or expiration of the option in accordance to its term.

Related debt conversions

On February 23, 2014, the Board of Directors approved the conversion of an aggregate of $300,000 related party notes payable at a conversion price of $0.019 per share

Subsequent financing

On January 14, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $32,500 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 16, 2014. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 140% if prepaid during the period commencing on the closing date through 179 days thereafter. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On February 10, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $32,500 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 12, 2014. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 140% if prepaid during the period commencing on the closing date through 179 days thereafter. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On February 19, 2014, the Company entered into a Securities Purchase Agreement with Daniel James Management, Inc., for the sale of an 8% convertible note in the principal amount of $35,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 18, 2015. The Note is convertible into common stock, at Asher’s option, at a 47% discount to the lowest daily closing bid price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.