Form 10-Q
period 2014-03-31
BIOHEART, INC.
filed 2014-05-09
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there were 466,396,016 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

BIOHEART, INC.

INDEX TO FORM 10-Q FILING

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

BIOHEART, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,984	$46,227
Accounts receivable, net	48,754	19,913
Prepaid and other	1,674	784
Total current assets	269,412	66,924

Property and equipment, net	8,192	9,055

Other assets	10,012	10,160

Total assets	$287,616	$86,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,513,125	$2,382,267
Accrued expenses	2,368,377	4,480,335
Advances, related party	403,957	416,198
Deposits	478,286	478,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,179,737	2,241,477
Notes payable, net of debt discount	1,966,946	1,930,841
Total current liabilities	11,410,428	13,429,404

Long term debt:
Derivative liability	1,051,196	403,811

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 950,000,000 shares authorized, 420,920,157 and 379,787,745 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	420,920	379,788
Additional paid in capital	104,678,615	103,819,119
Common stock subscription	210,000	215,000
Deficit accumulated during development stage	(117,503,543)	(118,180,983)
Total stockholders' deficit	(12,174,008)	(13,747,076)

Total liabilities and stockholders' deficit	$287,616	$86,139

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(unaudited)

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2014	2013	March 31 2014
Revenue	$322,572	$4,192	$1,688,297

Cost and operating expenses:
Cost of sales	94,446	—	677,181
Research and development	9,857	163,974	65,329,892
Marketing, general and administrative	838,329	370,533	39,943,996
Impairment of investment	—	—	58,695
Depreciation and amortization	863	769	900,967
Total operating expenses	943,495	535,276	106,910,731

Net loss from operations	(620,923)	(531,084)	(105,222,434)

Other income (expenses):
Development revenues	—	—	117,500
Gain on settlement of debt	2,093,632	1,004,224	3,117,071
Loss on change of fair value of derivative liability	(489,371)	(640,589)	(365,423)
Interest income	—	—	762,277
Other income	—	939	344,821
Interest expense	(305,898)	(352,383)	(16,257,355)
Total other income (expenses)	1,298,363	12,191	(12,281,109)

Net income (loss) before income taxes	677,440	(518,893)	(117,503,543)

Income taxes (benefit)	—	—	—

NET INCOME (LOSS)	$677,440	$(518,893)	$(117,503,543)

Net income (loss) per common share, basic	$0.002	$(0.003)

Net income (loss) per common share, diluted	$0.001	$(0.003)

Weighted average number of common shares outstanding, basic	401,553,577	185,421,093

Weighted average number of common shares outstanding, diluted	498,696,292	185,421,093

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2014
(unaudited)

							Deficit
							Accumulated
					Additional		During
	Preferred stock		Common stock		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance, December 31, 2013	20,000,000	$20,000	379,787,745	$379,788	$103,819,119	$215,000	$(118,180,983)	$(13,747,076)
Common stock issued in settlement of accounts payable	—	—	6,750,781	6,751	100,723	—	—	107,474
Common stock issued in connection with settlement of other debt	—	—	7,166,214	7,166	186,878	—	—	194,044
Proceeds from issuance of common stock	—	—	27,215,417	27,215	348,785	(5,000)	—	371,000
Proceeds from exercise of warrants	—	—	—	—	6,000	—	—	6,000
Fair value of vesting warrants issued in connection with joint venture	—	—	—	—	22,546	—	—	22,546
Stock based compensation	—	—	—	—	194,564	—	—	194,564
Net income	—	—	—	—	—	—	677,440	677,440
Balance, March 31, 2014	20,000,000	$20,000	420,920,157	$420,920	$104,678,615	$210,000	$(117,503,543)	$(12,174,008)

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			From August 12, 1999 (date of
	Three months ended March 31,		Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$677,440	$(518,893)	$(117,503,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	863	769	900,967
Bad debt expense	10,000	—	176,266
Discount on convertible debt	93,604	124,838	2,073,854
Loss on change in fair value of derivative liability	489,371	640,589	365,423
Gain on settlement of debt	(2,093,632)	(1,004,224)	(3,117,071)
Non cash payment of interest	164,757	123,578	664,524
Amortization of warrants issued in exchange for licenses and intellectual property	—	—	5,413,156
Amortization of warrants issued in connection with notes payable	—	—	5,437,604
Amortization of loan costs	—	—	1,228,717
Related party notes payable issued for services rendered	—	—	500,000
Warrants issued in exchange for services	—	—	285,659
Warrants issued in exchange for forbearance agreement	—	—	430,213
Warrants issued in connection with joint venture agreement	22,546	—	22,546
Equity instruments issued in connection with R&D agreement	—	—	360,032
Equity instruments issued in connection with settlement agreement	—	—	3,381,629
Common stock issued in connection with accounts payable	—	—	759,316
Common stock issued in exchange for services	—	—	1,567,673
Common stock issued in connection with amounts due to guarantors of Bank of America loan	—	—	69,159
Common stock issued in exchange for distribution rights and intellectual property	—	—	99,997
Preferred stock issued in settlement of forbearance agreement	—	—	274,050
Warrants issued in connection with accounts payable		—	7,758
Stock based compensation	194,564	19,632	10,271,081
(Increase) decrease in:
Receivables	(38,841)	(362)	(60,019)
Inventory	—	62,953	—
Prepaid and other current assets	(742)	(37,827)	33,006
Other assets	—	1	(28,854)
Increase (decrease) in:
Accounts payable	172,786	(12,509)	3,373,406
Accrued expenses	49,522	55,077	7,412,998
Deferred revenue	—	—	465,287
Net cash used in operating activities	(257,762)	(546,378)	(75,135,166)

BIOHEART, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			From August 12,
			1999 (date of
	Three months ended March 31,		Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(909,158)
Net cash used by investing activities	—	—	(909,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(89)	—
Proceeds from issuance of common stock, net	371,000	400,000	65,679,689
Proceeds from (payments for) initial public offering of common stock, net	—	—	1,447,829
Proceeds from subordinated related party note	—	—	3,000,000
Payment of note payable	—	—	(3,000,000)
Proceeds from notes payable, related party	—	—	505,000
(Repayments (proceeds) from related party advances	(10,241)	180,500	1,072,751
Proceeds from exercise of stock options and warrants	6,000	—	299,749
Proceeds from notes payable	127,500	205,000	12,163,750
Repayments of notes payable	(63,740)	—	(3,686,192)
Payment of loan costs	—	—	(1,219,268)
Net cash provided in financing activities	430,519	785,411	76,263,308

Net increase in cash and cash equivalents	172,757	239,033	218,984

Cash and cash equivalents, beginning of period	46,227	—	—
Cash and cash equivalents, end of period	$218,984	$239,033	$218,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$84,986	$103,969	$2,790,810
Income taxes paid	$—	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$194,044	$19,500	$5,240,138
Common stock issued in settlement of accounts payable	$107,475	$146,740	$278,691
Common stock issued in settlement of related party notes payable	$—	$—	$397,750
Common stock issued in settlement of interest and penalties in connection with convertible debt	$—	$—	$150,815
Preferred stock issued in settlement of notes payable	$—	$—	$70,000
Reclassification from notes payable to related party advances	$—	$—	$544,267

See the accompanying notes to these financial statements

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed financial statements should be read in conjunction with the December 31, 2013 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2014, the Company has accumulated a deficit through its development stage of $117,503,543.

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

Revenues for test kits and equipment sold are not recorded until test kits are delivered. Revenues from trainings are not recorded until the completion of the training. Any cash received as a deposit for trainings are recorded by the company as a liability.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Income (loss) per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options, warrants and shares issuable upon conversion of notes payable have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended March 31, 2013. Fully diluted shares outstanding were 498,696,292 and 222,688,816 for the three months ended March 31, 2014 and 2013, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10).

As of March 31, 2014, there were outstanding stock options to purchase 43,650,856 shares of common stock, 16,650,856 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The financial stability of these institutions is periodically reviewed by senior management.

As of March 31, 2014, two customers represented 26% and 25% (total of 51%) of the Company’s accounts receivable.

As of December 31, 2013, three customers represented 20%, 20% and 36% (total 76%) of the Company’s accounts receivable.

For the three months ended March 31, 2014, the Company’s revenues earned from the sale of products and services were $322,572, of which two customers represented 17% and 10% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $9,857 and $163,974 for the three months ended March 31, 2014 and 2013, respectively; and $65,329,892 from August 12, 1999 (date of inception) to March 31, 2014.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during three months ended March 31, 2014, the Company incurred an operating loss of $620,923 and used $257,762 in cash for operating activities. As of March 31, 2014, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $11.1 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	39,525	39,525
Leasehold improvements	362,046	362,046
	879,563	879,563
Less accumulated depreciation and amortization	(871,371)	(870,508)
	$8,192	$9,055

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

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
License and royalty fees	$—	$2,122,130
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,356,013	1,373,775
Interest payable on notes payable	757,669	714,180
Vendor accruals and other	127,189	120,692
Employee commissions, compensation, etc.	127,506	149,558
	$2,368,377	$4,480,335

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

In June 2000, the Company had entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted the Company a worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement was for the life of the patents, which expire in 2015. The Company did not use this license in any of thier technologies or made any payments to WBH other than the initial payment to acquire the license. On April 2, 2014, the Company received confirmation that it has no obligation under the patent license agreement, WBH agreed to terminate the patent license agreement pursuant to a termination letter dated March 3, 2014, and WBH agreed to terminate the patent license agreement.

Accordingly, the Company recognized approximately $2,122,130 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement.

During the three months ended March 31, 2014, the Company issued an aggregate of 6,750,781 shares of its common stock in settlement of outstanding accounts payable. In connection with the issuance, the Company incurred $65,548 loss in settlement of debt.

NOTE 5 – STANDBY EQUITY DISTRIBUTION AGREEMENT

On November 2, 2011, the Company and Greystone Capital Partners (“Greystone”) had entered into a Standby Equity Distribution Agreement (the “Agreement”).  Pursuant to the Agreement, Greystone had agreed to provide the Company with up to $1.0 million of funding for the 24-month period following the date a registration statement of the Company’s common stock is declared effective by the SEC (the “Equity Line”).  The registration statement went effective on February 10, 2012. The Agreement automatically terminated on the first of April, 2014 (the first day of the month next following the second (2nd) anniversary of the Effective Date).

NOTE 6 – NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	500,000	500,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	183,000	143,000
Daniel James Management note payable	35,000
Fourth Man, LLC note payable	35,000	35,000
Total notes payable	2,117,972	2,042,972
Less unamortized debt discount	(151,027)	(112,131)
Total notes payable net of unamortized debt discount	$1,966,946	$1,930,841

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2014 to extend the maturity date to December 23, 2015.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

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

In 2013, 1,000,000 shares of common stock were issued to the debt holder, in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note resulting in a gain of $1,078,625. A gain of $1,078,625 was included in the net gain on settlement of debt and trade payables on the statement of operations. As of March 31, 2014 the principle of this note was $500,000.

Hunton & Williams Notes

At March 31, 2014 and December 31, 2013, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this year)

During the three months ended March 31, 2014, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $97,500 (the “Asher Notes”).

The Asher Notes bear interest at the rate of 8% per annum. As of the quarter ended March 31, 2014 all interest and principal must be repaid nine months from the issuance date, the last note due December 26, 2014. The Notes are convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date which at March 31, 2014 was $153,564. At the inception of the Asher Notes, the Company determined the aggregate fair value of $214,346 of the embedded derivatives.

Daniel James Management

On February 19, 2014, the Company entered into a Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 8% convertible note in principal amount of $35,000 (the “Daniel Note”).

The Daniel Note bear interest at the rate of 8% per annum with all interest and principal due February 28, 2015. The Daniel Note is convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Note and to fair value as of each subsequent reporting date which at March 31, 2014 was $63,343. At the inception of the Daniel Note, the Company determined the aggregate fair value of $63,343 of the embedded derivatives.

The fair value of the embedded derivatives of the Asher Notes and Daniel Note, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 158.19% to 181.73%, (3) weighted average risk-free interest rate of 0.03% to 0.15%, (4) expected lives of 0.03 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.001 to $0.0447 per share. The initial fair value of the embedded debt derivative of $292,257 was allocated as a debt discount up to the proceeds of the note ($127,500) with the remainder ($164,757) charged to current period operations as interest expense. For the three months ended March 31, 2014 and 2013, the Company amortized an aggregate of $93,604 and $124,838 of debt discounts to current period operations as interest expense, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2014 and December 31, 2013, the Company officers and directors have provided advances in the aggregate of $403,957 and $416,198 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

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

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

As of March 31, 2014 and December 31, 2013, the principle of this note was $362,000.

Officer and Director Notes

At March 31, 2014 and December 31, 2013, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity. The three subordinated notes, $125,000, $100,000 and $140,000 were previously due on October 22, 2012, November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On October 9, 2012, the Company issued an aggregate of $1,278,324 of promissory notes due October 9, 2013 to officers and directors in settlement of outstanding advances and accrued compensation (currently in default). The promissory notes bear interest of 5% per annum and due at maturity.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

On September 30, 2013, the Company issued an aggregate of 15,350,876 shares of its common stock in settlement of $175,000 of related party notes payable.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates. During the three months ended March 31, 2014, the Company paid off $63,740 of the outstanding promissory notes. The principle outstanding balance of these notes as of March 31, 2014 is $349,413.

Subordinated debt, related party

As of March 31, 2014 and December 31, 2013, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

NOTE 8 — DERIVATIVE LIABILITIES

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 7 above, the Company issued an aggregate of 15,000,000 common stock purchase warrants to purchase the Company’s common stock with an exercise price of $0.014 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At March 31, 2014, the fair value of the reset provision of $666,485 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 173.72%; risk free rate: 2.73%; and expected life: 8.50 years. The Company recorded a loss on change in derivative liabilities of $519,630 during the three months ended March 31, 2014.

Convertible notes

In 2013 and the three months ended March 31, 2014, the Company issued convertible notes (see Note 6 above).

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

The fair value of the embedded derivatives at March 31, 2014, in the amount of $384,711, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 173.72%, (3) weighted average risk-free interest rate of 0.03 to 0.13%, (4) expected lives of 0.03 to 0.74 years, and (5) estimated fair value of the Company’s common stock of $0.0447 per share. The Company recorded a gain on change in derivative liabilities of $30,259 during the three months ended March 31, 2014.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At March 31, 2014, the aggregate derivative liabilities was valued at $1,051,196, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the board of directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 20 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities. In lieu of the initial two payments due to Northstar, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders (see Note 7 above).

Common stock

During the three months ended March 31, 2014, the Company issued an aggregate of 6,750,781 shares of its common stock in settlement of outstanding accounts payable. In connection with the issuance, the Company incurred a loss on settlement of debt of $65,548.

During the three months ended March 31, 2014, the Company issued an aggregate of 7,166,214 shares of its common stock for the conversion of $57,500 of convertible notes payable and related accrued interest of $2,300.

NOTE 10 — STOCK OPTIONS AND WARRANTS

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

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

A summary of options at March 31, 2014 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2013	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised	—	$
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Granted	19,800,000		$0.019	9.1
Exercised	—
Forfeited/Expired	(62,087)		$1.08
Options outstanding at March 31, 2014	43,650,856		$0.08	9.3
Options exercisable at March 31, 2014	16,650,856		$0.18	8.9
Available for grant at March 31, 2014	12,800,000

The following information applies to options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	43,090,000	9.4	$0.03	16,090,000	$0.04
$0.71 – $1.28	162,286	4.2	$0.80	162,286	$0.80
$5.25 – $5.67	373,858	2.1	$5.55	373,858	$5.55
$7.69	24,712	2.3	$7.69	24,712	$7.69
	43,650,856	9.3	$0.08	16,650,856	$0.18

On February 24, 2014, the Company issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.019 per share to officers, vesting at 25% immediately and the remainder over approximately 42 months, exercisable over 10 years. The aggregate fair value of $282,597, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

On February 24, 2014, the Company issued an aggregate 4,800,000 options to purchase the Company’s common stock at $0.019 per share to officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $90,431, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

The fair value of all options vesting during the three months ended March 31, 2014 and 2013 of $194,565 and $19,632, respectively, was charged to current period operations.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

Warrants

A summary of common stock purchase warrants at March 31, 2014 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2013	74,073,322	$0.37	4.5
Issued	50,350,536	$0.16	9.2
Exercised	—	$0.00
Forfeited	(6,345,002)	$0.38
Outstanding at December 31, 2013	118,078,856	$0.22	6.3
Issued	32,292,783	$0.017	8.4
Exercised	—	$—
Expired	(2,314,575)	$0.18
Outstanding at March 31, 2014	148,057,064	$0.17	6.7
Exercisable at March 31, 2014	102,401,650	$0.13	5.7

The following information applies to common stock purchase warrants outstanding and exercisable at March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	141,807,931	6.7	$0.02	97,696,967	$0.02
$0.52 – $0.68	2,699,675	5.1	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	5.8	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	8.6	$7.55	1,156,832	$7.35
	148,057,064	6.7	$0.17	102,401,650	$0.13

In conjunction with the authorized issuance of common stock, the Company granted 24,292,783 common stock purchase warrants during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company issued an aggregate of 8,000,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $0.0217 for four years vesting from June 8, 2014 through March 10, 2015. During the three months ended March 31, 2014, the Company charged $22,546 to current period operations for the vesting portion.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Joint Venture Agreement

On March 10, 2014, the Company entered a joint-venture or profits sharing agreement (the Agreement) with Global Stem Cells, Group, LLC and its subsidiaries whereby both parties will participate in marketing for obtaining patients and provide physician training for stem cell treatments under the names of “Regenestem” and “Stem Cell Training”, respectively. In addition, each party will be responsible for selling equipment and kit to existing and previous customers. Profits are divided on a fifty/fifty basis with distribution within 10 days of the accounting for patients and physician training and 30 day with sales of equipment and kits.

In consideration of Global Stem Cell Group, LLC’s participation, the Company issued an aggregate of 8,000,000 warrants to purchase the Company’s common stock for four years at $0.0217 per share with 2,000,000 warrants vesting 90 days from the effective date, 2,000,000 vesting on each anniversary date for three years. During the three months ended March 31, 2014, the Company charged $22,546 to current period operations for the vesting portion.

William Beaumont Hospital

In June 2000, the Company entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted to the Company worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement is for the life of the patents, which expire in 2015. The Company did not use this license in any of our technologies. The Company had not made any payments to WBH other than the initial payment to acquire the license. The Company has received confirmation that it has no obligation under the patent license agreement and WBH agreed to terminate the patent license agreement. (See Note 4)

Accordingly, the Company will recognize approximately $2,122,000 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement.

Contingency for Registration of the Company’s common stock

The Company believes that it may have issued options to purchase common stock to certain of its employees, directors and consultants in California in violation of the registration or qualification provisions of applicable California securities laws. As a result, the Company intends to make a rescission offer to these persons. The Company will make this offer to all persons who have a continuing right to rescission, which it believes to include two persons. In the rescission offer, in accordance with California law, the Company will offer to repurchase all unexercised options issued to these persons at 77% of the option exercise price multiplied by the number of option shares, plus interest at the rate of 7% from the date the options were granted. Based upon the number of options that were subject to rescission as of December 31, 2009, assuming that all such options are tendered in the rescission offer, the Company estimated that its total rescission liability would be up to approximately $371,000. However, as the Company believes there is only a remote likelihood the rescission offer will be accepted by any of these persons in an amount that would result in a material expenditure by the Company, no liability was recorded as of March 31, 2014 or December 31, 2013.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2014, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

Consulting agreements

On November 20, 2013, the Company entered into an investment banking agreement with Cassel Salpeter & Co. (“CSC”), who will act as exclusive third party financial advisor in connection with investment banking matters. The term of the Investment Banking Agreement shall be for a period of twenty four months unless terminated or extended in accordance with its terms. For these services, CSC will receive a one-time $25,000 fee, $5,000 monthly fees and 5,207,630 ten year common stock purchase warrants, exercisable at $.0113 and applicable consideration in the event the closing of a Mezzanine Financing consisting of non-convertible subordinated debt and/or sale of equity securities. The Company will also reimburse CSC for its reasonable out-of-pocket expenses associated with the services provided pursuant to the Investment Banking Agreement. As of March 31, 2014 and December 31, 2013, the Company accrued $46,317 and $32,424 under the agreement, respectively.

NOTE 12 — FAIR VALUE MEASUREMENT

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

As of March 31, 2014 or December 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

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

As of March 31, 2013 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2014, in the amount of $1,051,196 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

	Excess Share Derivative	Warrant Liability	Debt Derivative
Balance, December 31, 2012	$390,048	221,179	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance		—	673,219
Initial fair value of derivative relating to reset warrants	—	—	—
Mark-to-market at December 31, 2013:	84.906	(74,324)	(39,761)
Transfers out of Level 3 upon increase in authorized shares	(474,954)	—	—
Transfers out of Level 3 upon conversion and settlement of notes			(376,502)
Balance, December 31, 2013	$—	$146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	—	292,257
Mark-to-market at March 31, 2014:	—	519,630	(30,259)
Transfers out of Level 3 upon conversion of notes payable	—	—	(134,243)
Balance, March 31, 2014	$—	$666,485	$384,711
Net (Loss) Gain for the period included in earnings relating to the liabilities held at March 31, 2014	$—	$(519,630)	$30,259

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 447% from December 31, 2013 to March 31, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 13 — SUBSEQUENT EVENTS

In April 2014, the Company issued an aggregate of 3,839,832 shares of its common stock for services rendered valued at $43,250.

BIOHEART, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

In April 2014, the Company issued 5,263,315 shares of its common stock in settlement of related party advances of $100,000.

In April, 2014, the Company issued 1,002,808 shares of its common stock in settlement of common stock subscriptions of $50,000

In April 2014, the Company issued 274,681 shares of its common stock as settlement of six months accrued interest on the Northstar note obligation.

In April 2014, the Company issued 18,383,774 shares of its common stock for service rendered valued at $180,511.

In April 2014, the Company issued an aggregate of 4,793,268 shares of its common stock in settlement of $67,500 convertible notes payable and $2,700 accrued interest.

In April 2014, the Company issued 11,918,181 shares of its common stock in connection with the exercise of warrants. Proceeds received was $136,000, of which $6,000 during the three months ended March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bioheart, Inc., unless the context requires otherwise.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 24, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2014 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We have completed the Phase 1 Angel Trial for AdipoCell (adipose derived stem cells). Five patients were enrolled and treated in the second quarter of 2013.

We have also initialed several Institutional Review Board studies using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease.

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

Results of Operations Overview

Three Months Ended March 31, 2014 as compared to the Three Months Ended March 31, 2014

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath, (iii) revenues generated from patient paid studies, (iv) revenues from the sale of our AdipoCell system and related supplies and (v) revenues generated for providing cell culturing and banking services. We did not generate significant revenue in 2013. Our revenue may vary substantially from quarter to quarter and from year to year. We expect to have steady growth of revenue as the above programs grow and expand.

We recognized revenues of $322,572 for the three months ended March 31, 2014 compared to revenues of $4,192 for the three months ended March 31, 2013. Our revenue in the first quarter of 2014 was generated from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. Our revenues for 2013 were generated from the sale of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials and clinic supplies required for patient studies.

Cost of sales was $94,446 in the three-month period ended March 31, 2014 compared to $-0- in the three -months ended March 31, 2013.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through March 31, 2014, we incurred aggregate research and development costs of approximately $65.3 million (unaudited) related to our product candidates We estimate that at least $48.4 million (unaudited) of these expenses relate to our preclinical and clinical development of MyoCell and at least $5.2 million of these expenses relate to our preclinical and clinical development of MyoCath.

During the third quarter 2009, we received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) was completed. As of March 31, 2014 and December 31, 2013, of the $630,000, we still have an accrual of $219,000 for the completed contracts.

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

The Company follows Accounting Standards Codification subtopic 718-10. Compensation (“ASC 718-10”) which requires that all share-based payments to both employee and non-employees be recognized in the income statement based on their fair values.

In valuing our common stock, our Board of Directors considered a number of factors, including, but not limited to:

·         our financial position and historical financial performance;

·         arm's length sales of our common stock;

·         the development status of our product candidates;

·         the business risks we face;

·         vesting restrictions imposed upon the equity awards; and

·         an evaluation and benchmark of our competitors; and

·         prospects of a liquidity event.

In April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance.

Interest Expense

Interest expense during the three months ended March 31, 2014 and 2013 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash incurred relating to our issued convertible notes payable. The debt discounts are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Concentrations of Credit Risk

As of March 31, 2014 and December 31, 2013, two (2) and three (3) customers represented 51% and 76% of the Company’s accounts receivable, respectively.

Liquidity and Capital Resources

In the three months ended March 31, 2014, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $257,762 in the three month period ended March 31, 2014 as compared to $546,378 of cash used in the three month period ended in March 31, 2013.

Our use of cash for operations in the three months ended March 31, 2014 reflected a net income generated during the period of $677,440, adjusted for non-cash items such as stock-based compensation of $194,564, fair value of warrants issued of $22,546, depreciation of $863, amortization of debt discounts of $93,604 and non-cash interest paid of $164,757, loss on change in fair value of derivative liabilities of $489,371, net gain on settlement of debt of $2,093,632. In addition we had a net increase in operating assets of $29,583 and an increase in accrued expenses of $49,522 and in accounts payable of $172,786.

Our use of cash for operations in the three months ended March 31, 2013 reflected a net loss generated during the period of approximately $519,000, adjusted for non-cash items such as stock-based compensation of $19,632, depreciation of $769, amortization of debt discounts of $124,838, loss on change in fair value of derivative liabilities of $640,589 and non-cash interest paid of $123,578, net with gain on settlement of debt of $1,004,224. In addition we had a net decrease in operating assets of $24,764 and an increase in accrued expenses of $55,077 and a decrease in accounts payable of $12,509.

Investing Activities

Net cash used in investing activities was nil for the three months ended March 31, 2014 and 2014.

Financing Activities

Net cash provided by financing activities was an aggregate of $430,519 in the three month period ended March 31, 2014 as compared to $785,411 in the three month period ended in March 31, 2013. In the three month period ended March 31, 2014 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $371,000, received proceeds from issuance of note payable of $127,500 and proceeds from warrant exercise of $6,000, net with repayments related party advances of $10,241 and related party notes payable of $63,740.

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

At March 31, 2014, we had cash and cash equivalents totaling $218,984. However our working capital deficit as of such date was approximately $11.1 million. Our independent registered public accounting firm has issued its report dated March 24, 2014 in connection with the audit of our financial statements as of December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended March 31, 2014 addresses the issue of our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company sold an aggregate of 24,292,783 shares of the Company’s common stock and common stock purchase warrants to purchase 23,289,975 shares of the Company’s common stock for aggregate gross cash proceeds of $371,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.011 to $0.0214 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the debt-holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of shares; (c) the debt-holder acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2014.

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

Bioheart, Inc.

Date: May 9, 2014	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer