Form 10-Q
period 2014-06-30
BIOHEART, INC.
filed 2014-08-01
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 517,272,472 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

BIOHEART, INC.

INDEX TO FORM 10-Q FILING

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

BIOHEART, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,221	$46,227
Accounts receivable, net	105,572	19,913
Prepaid and other	3,980	784
Total current assets	200,773	66,924

Property and equipment, net	13,435	9,055

Other assets	10,012	10,160

Total assets	$224,220	$86,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,183,285	$2,382,267
Accrued expenses	2,300,700	4,480,335
Advances, related party	247,657	416,198
Deposits	478,286	478,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	1,594,752	2,241,477
Notes payable, net of debt discount	1,454,457	1,930,841
Total current liabilities	9,759,137	13,429,404

Long term debt:
Derivative liability	874,153	403,811

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 and 950,000,000 shares authorized, respectively; 506,639,901 and 379,787,745 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	506,640	379,788
Additional paid in capital	106,859,239	103,819,119
Common stock subscription	160,000	215,000
Accumulated deficit	(117,954,949)	(118,180,983)
Total stockholders' deficit	(10,409,070)	(13,747,076)

Total liabilities and stockholders' deficit	$224,220	$86,139

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$497,034	$20,129	$819,606	$24,321

Cost and operating expenses:
Cost of sales	107,119	—	201,565	—
Research and development	15,478	172,407	25,335	336,381
Marketing, general and administrative	831,362	439,389	1,669,691	809,922
Depreciation and amortization	1,123	481	1,986	1,250
Total operating expenses	955,082	612,277	1,898,577	1,147,553

Net loss from operations	(458,048)	(592,148)	(1,078,971)	(1,123,232)

Other income (expenses):
Development revenues	—	—	—	—
Net gain on settlement of debt	93,422	—	2,187,054	1,004,224
Net gain (loss) on change of fair value of derivative liability	311,414	551,176	(177,957)	(89,413)
Other income	—	—	—	939
Interest expense	(398,194)	(709,366)	(704,092)	(1,061,749)
Total other income (expenses)	6,642	(158,190)	1,305,005	(145,999)

Net (loss) income before income taxes	(451,406)	(750,338)	226,034	(1,269,231)

Income taxes (benefit)	—	—	—	—

NET (LOSS) INCOME	$(451,406)	$(750,338)	$226,034	$(1,269,231)

Net (loss) income per common share, basic	$(0.001)	$(0.003)	$0.001	$(0.006)

Net (loss) income per common share, diluted	$(0.001)	$(0.003)	$0.000	$(0.006)

Weighted average number of common shares outstanding, basic	471,842,494	218,057,409	436,892,204	202,735,064

Weighted average number of common shares outstanding, diluted	471,842,494	218,057,409	553,719,873	202,735,064

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	20,000,000	$20,000	379,787,745	$379,788	$103,819,119	$215,000	$(118,180,983)	$(13,747,076)
Common stock issued in settlement of accounts payable	—	—	31,052,689	31,053	518,395	—	—	549,448
Common stock issued in connection with settlement of other debt	—	—	51,823,229	51,823	1,464,272	—	—	1,516,095
Common stock issued for services	—	—	3,839,832	3,840	180,151	—	—	183,991
Common stock issued upon exercise of warrants	—	—	11,918,181	11,918	124,082	—	—	136,000
Proceeds from issuance of common stock	—	—	28,218,225	28,218	397,782	(55,000)	—	371,000
Fair value of vesting warrants issued in connection with joint venture and intellectual property	—	—	—	—	112,070	—	—	112,070
Stock based compensation	—	—	—	—	243,368	—	—	243,368
Net income	—	—	—	—	—	—	226,034	226,034
Balance, June 30, 2014	20,000,000	$20,000	506,639,901	$506,640	$106,859,239	$160,000	$(117,954,949)	$(10,409,070)

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$226,034	$(1,269,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,986	1,250
Bad debt expense	28,732	—
Discount on convertible debt	201,615	242,635
Loss on change in fair value of derivative liability	177,957	89,413
Net gain on settlement of debt	(2,187,054)	(1,004,224)
Non cash payment of interest	280,876	221,395
Warrants issued in connection with joint venture agreement and intellectual property	112,070	—
Common stock issued in connection with accounts payable	—	2,500
Preferred stock issued in settlement of debt and forbearance agreement	—	274,050
Stock based compensation	282,119	38,380
(Increase) decrease in:
Receivables	(114,391)	1,122
Inventory	—	62,953
Prepaid and other current assets	(3,048)	38,442
Increase (decrease) in:
Accounts payable	255,392	(71,135)
Accrued expenses	230,653	277,294
Net cash used in operating activities	(507,059)	(1,095,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(6,366)	—
Net cash used by investing activities	(6,366)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(89)
Proceeds from issuance of common stock, net	371,000	850,000
(Repayments) proceeds from related party advances	(13,241)	180,500
Proceeds from exercise of stock options and warrants	136,000	—
Proceeds from notes payable	288,000	237,500
Repayments of notes payable	(223,340)	—
Net cash provided in financing activities	558,419	1,267,911

Net increase in cash and cash equivalents	44,994	172,755

Cash and cash equivalents, beginning of period	46,227	—
Cash and cash equivalents, end of period	$91,221	$172,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$161,532	$277,683
Income taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$787,289	$140,000
Common stock issued in settlement of accounts payable	$549,448	$149,239
Common stock issued in settlement of related party notes and advances payable	$728,806	$—
Preferred stock issued in settlement of notes payable	$—	$70,000

See the accompanying notes to these financial statements

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed financial statements should be read in conjunction with the December 31, 2013 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise. For the period from inception through June 30, 2014, the Company has accumulated a deficit of $117,954,949.

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

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Revenues for test kits and equipment sold are not recorded until test kits are delivered. The Company has revenue sharing arrangements for the sale of goods whereby the Company is the primary obligor, sets pricing with the customers and bears all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are recorded as cost of sales. Revenues from trainings are not recorded until the completion of the training. Any cash received as a deposit for trainings are recorded by the company as a liability.

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

Net Income (loss) per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options, warrants and shares issuable upon conversion of notes payable have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation for the three months ended June 30, 2014 and for the three and six months ended June 30, 2014. Fully diluted shares outstanding were 588,670,163 and 290,900,920 for the three months ended June 30, 2014 and 2013, respectively and 553,719,873 and 264,534,723 for the six months ended June 30, 2014 and 2013, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10).

As of June 30, 2014, there were outstanding stock options to purchase 48,499,343 shares of common stock, 16,775,856 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The financial stability of these institutions is periodically reviewed by senior management.

As of June 30, 2014, one customer represented 45% of the Company’s accounts receivable.

As of December 31, 2013, three customers represented 20%, 20% and 36% (total 76%) of the Company’s accounts receivable.

For the three months ended June 30, 2014, the Company’s revenues earned from the sale of products and services were $497,034, of which two customers represented 11% and 12% of the Company’s revenues.

For the six months ended June 30, 2014, the Company’s revenues earned from the sale of products and services were $819,606, of which one customer represented 13% of the Company’s revenues.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

For the three and six month period ended June 30, 2013, the Company’s revenues earned from the sale of products and services were $20,129 and $24,321 from two (2) customers, respectively.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $15,478 and $25,335 for the three and six months ended June 30, 2014, respectively; and $172,407 and $336,381 for the three and six months ended June 30, 2013, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. Other than the elimination of the inception to date information, there were no other changes to the financial statements.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during six months ended June 30, 2014, the Company incurred an operating loss of $1,078,971 and used $507,059 in cash for operating activities. As of June 30, 2014, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $9.6 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and December 31, 2013 is summarized as follows:

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

	June 30, 2014	December 31, 2013
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	45,892	39,525
Leasehold improvements	362,046	362,046
	885,930	879,563
Less accumulated depreciation and amortization	(872,495)	(870,508)
	$13,435	$9,055

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

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
License and royalty fees	$—	$2,122,130
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,454,772	1,373,775
Interest payable on notes payable	600,132	714,180
Vendor accruals and other	136,385	120,692
Employee commissions, compensation, etc.	109,411	149,558
	$2,300,700	$4,480,335

In June 2000, the Company had entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted the Company a worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement was for the life of the patents, which expire in 2015. The Company did not use this license in any of their technologies or made any payments to WBH other than the initial payment to acquire the license. On April 2, 2014, the Company received confirmation from WBH that it has no obligation under the patent license agreement and WBH agreed to terminate the patent license agreement pursuant to a termination letter dated March 3, 2014.

Accordingly, the Company recognized approximately $2,122,130 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

During the six months ended June 30, 2014, the Company issued an aggregate of 31,052,689 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $190,966 loss in settlement of debt.

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

NOTE 6 – NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	-	500,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	183,000	143,000
Daniel James Management note payable	60,000	-
Fourth Man, LLC note payable	50,000	35,000
Total notes payable	1,657,972	2,042,972
Less unamortized debt discount	(203,515)	(112,131)
Total notes payable net of unamortized debt discount	$1,454,457	$1,930,841

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

August 2008 Unsecured Promissory Note

On August 20, 2008, the Company borrowed $1.0 million from a third party pursuant to the terms of an unsecured Promissory Note and Agreement. Outstanding principal and interest on the loan, which accrues at the rate of 13.5% per annum, would be payable in one balloon payment upon the Company’s repayment of the BlueCrest Loan, which was scheduled to mature in May 2010, however the Company was not obligated to make payments until BlueCrest Loan is paid off. In the event the Company completes a private placement of its common stock and/or securities exercisable for or convertible into its common stock which generates at least $19.0 million of gross proceeds, the Company may prepay, without penalty, all outstanding principal and interest due under the loan using the same type of securities issued in the subject private placement. Because repayment of the loan could occur within 12 months from the date of the balance sheet, the Company has classified this loan as short term.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In 2013, 1,000,000 shares of common stock were issued to the debt holder, in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note resulting in a gain of $1,078,625. A gain of $1,078,625 was included in the net gain on settlement of debt and trade payables on the statement of operations for the year ended December 31, 2013.

On June 16, 2014, 14,539,191 shares of common stock were issued to the debt holder, in exchange for the remaining $500,000 principal and $81,568 of accrued interest resulting in a gain of $255,890. A gain of $255,890 was included in the net gain on settlement of debt and trade payable on the statement of operations for the three and six months ended June 30, 2014.

Hunton & Williams Notes

At June 30, 2014 and December 31, 2013, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this year)

During the six months ended June 30, 2014, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $183,000 (the “Asher Notes”).

The Asher Notes bear interest at the rate of 8% per annum. As of the quarter ended June 30, 2014 all interest and principal must be repaid nine months from the issuance date, with the last note being due February 16, 2015. The Notes are convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes.

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at June 30, 2014 was $278,495. At the inception of the Asher Notes, the Company determined the aggregate fair value of $355,447 of the embedded derivatives.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Daniel James Management

During the six months ended June 30, 2014, the Company entered into a Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 8% to 9.5% convertible note in aggregate principal amount of $60,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 8% to 9.5% per annum. As of the quarter ended June 30, 2014, all interest and principal must be repaid one year from the issuance dated, with the last note being due May 29, 2015. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at June 30, 2014 was $105,778. At the inception of the Daniel Note, the Company determined the aggregate fair value of $126,337 of the embedded derivatives.

Fourth Man, LLC

During the six months ended June 30, 2014, the Company entered into a Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of an 8% to 9.5% convertible note in the aggregate principal amount of $50,000 (the “Note”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the quarter ended June 30, 2014, all interest and principal must be repaid one year from the issuance dated, with the last note being due June 26, 2015. The Notes are convertible into common stock, at Fourth Man’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at June 30, 2014 was $89,051. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $87,090 of the embedded derivatives.

The fair value of the embedded derivatives of the Asher, Daniel and Fourth Man Notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 169.92% to 171.91%, (3) weighted average risk-free interest rate of 0.10% to 0.11%, (4) expected lives of 0.76 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.024 to $0.0486 per share. The initial fair value of the embedded debt derivative of $568,876 was allocated as a debt discount up to the proceeds of the note ($288,000) with the remainder ($280,876) charged to current period operations as interest expense. For the three and six months ended June 30, 2014, the Company amortized an aggregate of $108,011 and $201,615 of debt discounts to current period operations as interest expense, respectively. For the three and six months ended June 30, 2013 , the Company amortized $52,485 and $242,635 of debt discount to operations as interest expense, respectively.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of June 30, 2014 and December 31, 2013, the Company officers and directors have provided advances in the aggregate of $247,657 and $416,198 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

During the six months ended June 30, 2014, the Company issued an aggregate of 6,604,177 shares of common stock in settlement of $153,635 of related party advances and outstanding accounts payable.

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

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement. In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

On April 2, 2014, the Company issued 274,681 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2014 per the forbearance agreement.

As of June 30, 2014 and December 31, 2013, the principle of this note was $362,000.

Officer and Director Notes

At June 30, 2014 and December 31, 2013, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity in aggregate $240,000 and $365,000, respectively. The remaining subordinated notes $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On September 30, 2013, the Company issued an aggregate of 15,350,876 shares of its common stock in settlement of $175,000 of these related party notes payable.

On June 20, 2014, the Company issued 4,045,796 shares of its common stock in settlement of $125,000 of related party note payable and accrued interest of $36,832.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates. During the six months ended June 30, 2014, the Company paid off $223,340 of the outstanding promissory notes. The principle outstanding balance of these notes as of June 30, 2014 is $206,124.

Subordinated debt, related party

As of June 30, 2014 and December 31, 2013, the Company officers and directors have outstanding notes in aggregate of $786,628 and $1,500,000, respectively. The notes are at from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

On June 20, 2014, the Company issued 10,333,475 shares of its common stock in settlement of $300,385 of related party note payable and accrued interest of $112,954.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

At June 30, 2014, the fair value of the reset provision of $400,829 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 170.55%; risk free rate: 2.13%; and expected life: 8.26 years. The Company recorded a gain (loss) on change in derivative liabilities of $265,657 and $(253,974) during the three and six months ended June 30, 2014.

Convertible notes

In 2013 and the six months ended June 30, 2014, the Company issued convertible notes (see Note 6 above).

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

The fair value of the embedded derivatives at June 30, 2014, in the amount of $473,324, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.55%, (3) weighted average risk-free interest rate of 0.04 to 0.11%, (4) expected lives of 0.30 to 0.99 years, and (5) estimated fair value of the Company’s common stock of $0.027 per share. The Company recorded a gain on change in derivative liabilities of $45,757 and $76,017 during the three and six months ended June 30, 2014.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At June 30, 2014, the aggregate derivative liabilities was valued at $874,153, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the board of directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock (currently held by Northstar Biotechnology Group, LLC). Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 20 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities. In lieu of the initial two payments due to Northstar on April 1, 2013 and October 1, 2013, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders (see Note 7 above).

Common stock

Effective May 19, 2014, the Company amended its articles of incorporation to increased the authorized shares of capital stock of the Company from nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively, to two billion (2,000,000,000) shares of shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

During the six months ended June 30, 2014, the Company issued an aggregate of 31,052,689 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $190,966 loss in settlement of debt.

During the six months ended June 30, 2014, the Company issued an aggregate of 51,823,229 shares of its common stock for the conversion of $1,516,095 of notes payable and related accrued interest of $88,688. In connection with the issuance, the Company incurred $255,890 gain in settlement of debt.

During the six months ended June 30, 2014, the Company issued an aggregate of 3,839,832 shares of its common stock for services provided to the Company.

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

A summary of options at June 30, 2014 and activity during the three months then ended is presented below:

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2013	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised	—	$
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Granted	24,648,487		$0.021	10.0
Exercised	—
Forfeited/Expired	(62,087)		$1.08
Options outstanding at June 30, 2014	48,499,343		$0.075	9.1
Options exercisable at June 30, 2014	16,775,856		$0.18	8.7
Available for grant at June 30, 2014	1,500,657

The following information applies to options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	47,938,487	9.2	$0.03	16,215,000	$0.04
$0.71 – $1.28	162,286	3.9	$0.80	162,286	$0.80
$5.25 – $5.67	373,858	1.8	$5.55	373,858	$5.55
$7.69	24,712	2.1	$7.69	24,712	$7.69
	48,499,343	9.1	$0.075	16,775,856	$0.18

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

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

On May 12, 2014, the Company issued an aggregate 4,848,487 options to purchase the Company’s common stock at $0.0272 per share to officers and employees, vesting over four years at anniversary and exercisable over 10 years. The aggregate fair value of $130,135, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 161.36% and Risk free rate: 2.66%.

The fair value of all options vesting during the three and six months ended June 30, 2014 of $48,805 and $243,370, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at June 30, 2014 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2013	74,073,322	$0.37	4.5
Issued	50,350,536	$0.16	9.2
Exercised	—	$0.00
Forfeited	(6,345,002)	$0.38
Outstanding at December 31, 2013	118,078,856	$0.22	6.3
Issued	36,292,783	$0.02	7.7
Exercised	(11,918,181)	$0.01
Expired	(2,314,575)	$0.18
Outstanding at June 30, 2014	140,138,883	$0.18	6.1
Exercisable at June 30, 2014	105,301,650	$0.12	5.4

The following information applies to common stock purchase warrants outstanding and exercisable at June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	133,889,750	6.1	$0.02	100,596,967	$0.02
$0.52 – $0.68	2,699,675	4.8	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	5.5	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	8.4	$7.55	1,156,832	$7.35
	140,138,883	6.1	$0.18	105,301,650	$0.12

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

In conjunction with the authorized issuance of common stock, the Company granted 24,292,783 common stock purchase warrants during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company issued an aggregate of 8,000,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $0.0217 for four years vesting from June 8, 2014 through March 10, 2016. During the three and six months ended June 30, 2014, the Company charged $56,710 and $79,256 to current period operations for the vesting portion.

During the six months ended June 30, 2014, the Company issued an aggregate of 4,000,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $0.0481 for four years vesting from July 6, 2014 through April 6, 2017. During the three and six months ended June 30, 2014, the Company charged $32,814 to current period operations for the vesting portion.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Joint Venture Agreement

On March 10, 2014, the Company entered into a profits sharing agreement (the Agreement) with Global Stem Cells, Group, LLC and its subsidiaries whereby both parties will participate in marketing for obtaining patients and provide physician training for stem cell treatments under the names of “Regenestem” and “Stem Cell Training”, respectively. In addition, each party will be responsible for selling equipment and kit to existing and previous customers. Profits are divided on a fifty/fifty basis with distribution within 10 days of the accounting for patients and physician training and 30 day with sales of equipment and kits.

In consideration of Global Stem Cell Group, LLC’s participation, the Company issued an aggregate of 8,000,000 warrants to purchase the Company’s common stock for four years at $0.0217 per share with 2,000,000 warrants vesting 90 days from the effective date, 2,000,000 vesting on each anniversary date for three years. During the three and six months ended June 30, 2014, the Company charged $71,532 and $94,078 to current period operations for the vesting portion.

William Beaumont Hospital

In June 2000, the Company entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted to the Company worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement is for the life of the patents, which expire in 2015. The Company did not use this license in any of our technologies. The Company had not made any payments to WBH other than the initial payment to acquire the license. The Company has received confirmation from WBH that it has no obligation under the patent license agreement and WBH agreed to terminate the patent license agreement. (See Note 4)

Accordingly, the Company has recognized approximately $2,122,130 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement.

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2014, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

Consulting agreements

On November 20, 2013, the Company entered into an investment banking agreement with Cassel Salpeter & Co. (“CSC”), who will act as exclusive third party financial advisor in connection with investment banking matters. The term of the Investment Banking Agreement shall be for a period of twenty four months unless terminated or extended in accordance with its terms. For these services, CSC will receive a one-time $25,000 fee, $5,000 monthly fees and 5,207,630 ten year common stock purchase warrants, exercisable at $.0113 and applicable consideration in the event the closing of a Mezzanine Financing consisting of non-convertible subordinated debt and/or sale of equity securities. The Company will also reimburse CSC for its reasonable out-of-pocket expenses associated with the services provided pursuant to the Investment Banking Agreement. As of June 30, 2014 and December 31, 2013, the Company accrued $36,964 and $32,424 under the agreement, respectively.

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

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

As of June 30, 2014 or December 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2013 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2014, in the amount of $874,153 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014:

	Excess Share Derivative	Warrant Liability	Debt Derivative
Balance, December 31, 2012	$390,048	221,179	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance		—	673,219
Initial fair value of derivative relating to reset warrants	—	—	—
Mark-to-market at December 31, 2013:	84.906	(74,324)	(39,761)
Transfers out of Level 3 upon increase in authorized shares	(474,954)	—	—
Transfers out of Level 3 upon conversion and settlement of notes			(376,502)
Balance, December 31, 2013	$—	$146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	—	568,876
Mark-to-market at June 30, 2014:	—	253,974	(76,017)
Transfers out of Level 3 upon conversion of notes payable	—	—	(276,491)
Balance, June 30, 2014	$—	$400,829	$473,324
Net (Loss) Gain for the period included in earnings relating to the liabilities held at June 30, 2014	$—	$(253,974)	$76,017

BIOHEART, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 170% from December 31, 2013 to June 30, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 13 — SUBSEQUENT EVENTS

Officer compensation

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Mike Tomas, Chief Executive Officer, at $525,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors will grant Mr. Tomas options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $500,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form a six month promissory note.

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Kristin Comella, Chief Scientific Officer, at $250,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors will grant Ms. Comella options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $300,000 and options to acquire 5,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form a six month promissory note.

Subsequent issuances

In July 2014, the Company issued an aggregate of 1,006,451 shares of its common stock for services provided.

In July 2014, the Company issued 155,677 shares of its common stock in settlement of accounts payable of $6,227.

In July 2014, the Company issued an aggregate of 6,985,495 shares of its common stock in settlement of related party notes payable, accrued interest and other obligations in aggregate of $279,419.

In July 2014, the Company issued an aggregate of 2,640,625 shares of its common stock in settlement of notes payable of $32,500.

Subsequent financing

On July 30, 2014, the Company entered into a Securities Purchase Agreement with Daniel James Management, Inc., for the sale of an 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on July 29, 2015, 2015. The Note is convertible into common stock, at holder’s option, at a 47% discount to the lowest daily trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal and accrued interest at 150%,  and any other amounts.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 24, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2014 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We are seeking to secure sufficient funds to reinitiate enrollment in the MARVEL and REGEN trials. If we successfully secure such funds, we intend to re-engage a contract research organization, or CRO, investigators and certain suppliers to advance such trials. We have initiated and enrolled our first patient in the MIRROR trial in 2013. The trial is very similar to the MARVEL trial but focusses on sites outside the US. We will continue enrollment in the MIRROR trial once we have secured sufficient funds.

We have completed the Phase 1 Angel Trial for AdipoCell (adipose derived stem cells). Five patients were enrolled and treated in the second quarter of 2013.

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease.

In Q2, 2014, the company announced the treatment of a patient in Honduras with congestive heart failure using AdipoCell and MyoCell. This was the first patient treated in the world using a combination of stem cells.

We have begun two clinical trials in India. The first cardiac patient has successfully been enrolled and treated in India using AdipoCell™ or adipose derived stem cells. The second trial will involve the combination of AdipoCell and MyoCell® or muscle derived stem cells for congestive heart failure patients. These trials are active and ongoing

MyoCath Product Candidate

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

Results of Operations Overview

Three and Six Months Ended June 30, 2014 as compared to the Three and Six Months Ended June 30, 2014

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath, (iii) revenues generated from patient paid studies, (iv) revenues from the sale of our AdipoCell system and related supplies and (v) revenues generated for providing cell culturing and banking services. We did not generate significant revenues in 2013. Our revenue may vary substantially from quarter to quarter and from year to year. We expect to have steady growth of revenue as the above programs grow and expand.

We recognized revenues of $497,034 and $819,606 for the three and six months ended June 30, 2014, respectively, compared to revenues of $20,129 and $24,321 for the three and six months ended June 30, 2013, respectively. Our revenue in 2014 was generated from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. Our revenues for 2013 were generated from the sale of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials and clinic supplies required for patient studies.

Cost of sales was $107,119 and $201,565 in the three and six month periods ended June 30, 2014 compared to $-0- in the three and six months periods ended June 30, 2013.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through June 30, 2014, we incurred aggregate research and development costs of approximately $65.3 million (unaudited) related to our product candidates. We estimate that at least $48.4 million (unaudited) of these expenses relate to our preclinical and clinical development of MyoCell and at least $5.2 million (unaudited) of these expenses relate to our preclinical and clinical development of MyoCath.

During the third quarter 2009, we received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) was completed. As of June 30, 2014 and December 31, 2013, of the $630,000, we still have an accrual of $219,000 for the completed contracts.

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

Research and development expenses were $15,478 in the three month period ended in June 30, 2013, a decrease of $156,929 from the research and development expenses of $172,407 in the three month period ended in June 30, 2013. The decrease was primarily attributable to a decrease in the amount of funds allocated to our clinical trials.

Research and development expenses were $25,335 in the six month period ended in June 30, 2013, a decrease of $156,929 from the research and development expenses of $336,381 in the six month period ended in June 30, 2013. The decrease was primarily attributable to a decrease in the amount of funds allocated to our clinical trials.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing. See “— Existing Capital Resources and Future Capital Requirements” and Item 1A. “Risk Factors — We will need to secure additional financing …” as filed with our Form 10-K with the Securities and Exchange Commission on April 12, 2012.

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

•   the business risks we face;

•   vesting restrictions imposed upon the equity awards; and

•   an evaluation and benchmark of our competitors; and

•   prospects of a liquidity event.

In April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance.

Marketing, general and administrative expenses were approximately $831,362 in the three month period ended June 30, 2014, an increase of $391,973 from marketing, general and administrative expenses of approximately $439,389 in the three month period ended in June 30, 2013. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation paid in the current period of $87,555 for services and increase in employee compensation and service providers.

Marketing, general and administrative expenses were approximately $1,669,691 in the six month period ended June 30, 2014, an increase of $859,769 from marketing, general and administrative expenses of approximately $809,922 in the six month period ended in June 30, 2013. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation paid in the current period of $258,799 for services and increase in employee compensation and service providers.

Interest Expense

Interest expense during the three and six months ended June 30, 2014 and 2013 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash incurred relating to our issued convertible notes payable. The debt discounts are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Revenue Recognition

At the time of each transaction, we assess whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or client acceptance has occurred. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

Revenues for test kits and equipment sold are not recorded until test kits are delivered. The Company has revenue sharing arrangements for the sale of goods whereby the Company is the primary obligor, sets pricing with the customers and bears all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are recorded as cost of sales. Revenues from trainings are not recorded until the completion of the training. Any cash received as a deposit for trainings are recorded by the company as a liability.

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

Concentrations of Credit Risk

As of June 30, 2014, one customer represented 45% of the Company’s accounts receivable.

As of December 31, 2013, three customers represented 20%, 20% and 36% (total 76%) of the Company’s accounts receivable.

Liquidity and Capital Resources

In the three months ended June 30, 2014, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $507,059 in the six month period ended June 30, 2014 as compared to $1,095,156 of cash used in the six month period ended in June 30, 2013.

Our use of cash for operations in the six months ended June 30, 2014 reflected a net income generated during the period of $226,034, adjusted for non-cash items such as stock-based compensation of $282,119, fair value of warrants issued of $112,070, depreciation of $1,986, amortization of debt discounts of $201,615 and non-cash interest paid of $280,876, loss on change in fair value of derivative liabilities of $177,957, net gain on settlement of debt of $2,187,054. In addition we had a net increase in operating assets of $88,707 and an increase in accrued expenses of $230,653 and in accounts payable of $255,392.

Our use of cash for operations in the six months ended June 30, 2013 reflected a net loss generated during the period of approximately $1,269,000, adjusted for non-cash items such as stock-based compensation of $38,380, depreciation of $1,250, amortization of debt discounts of $242,635, loss on change in fair value of derivative liabilities of $89,413, preferred stock issued in settlement of debt and forbearance agreement of $274,050 and non-cash interest paid of $221,395, net with gain on settlement of debt of $1,004,224. In addition we had a net decrease in operating assets of $101,517 and an increase in accrued expenses of $277,294 and a decrease in accounts payable of $71,135.

Investing Activities

Net cash used in investing activities was $6,366 for the six months ended June 30, 2014 were to acquire office equipment as compared to nil cash used for the same period of 2013.

Financing Activities

Net cash provided by financing activities was an aggregate of $558,419 in the six month period ended June 30, 2014 as compared to $1,267,911 in the six month period ended in June 30, 2013. In the six month period ended June 30, 2014 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $371,000, received proceeds from issuance of note payable of $288,000, and proceeds from warrant exercise of $136,000, net with repayments related party advances of $13,241 and related party notes payable of $223,340.

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

At June 30, 2014, we had cash and cash equivalents totaling $91,221. However our working capital deficit as of such date was approximately $9.6 million. Our independent registered public accounting firm has issued its report dated March 24, 2014 in connection with the audit of our financial statements as of December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended June 30, 2014 addresses the issue of our ability to continue as a going concern.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, the Company sold an aggregate of 24,292,783 shares of the Company’s common stock and common stock purchase warrants to purchase 23,289,975 shares of the Company’s common stock for aggregate gross cash proceeds of $371,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.011 to $0.0214 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3.   Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2014.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Effective May 19, 2014, the Company increased the authorized shares of capital stock of the Company from nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively, to two billion (2,000,000,000) shares of shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

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

Bioheart, Inc.

Date: August 1, 2014	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer & President and Principal Financial and Accounting Officer