Form 10-Q
period 2014-09-30
BIOHEART, INC.
filed 2014-11-07
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR

        ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

As of November 6, 2014, there were 558,942,523 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

BIOHEART, INC.
INDEX TO FORM 10-Q FILING
SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

BIOHEART, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,592	$46,227
Accounts receivable, net	153,863	19,913
Prepaid and other	26,164	784
Total current assets	226,619	66,924

Property and equipment, net	13,431	9,055

Other assets	8,404	10,160

Total assets	$248,454	$86,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,068,256	$2,382,267
Accrued expenses	2,291,809	4,480,335
Advances, related party	141,759	416,198
Deposits	478,286	478,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,377,271	2,241,477
Notes payable, net of debt discount	1,478,934	1,930,841
Total current liabilities	10,336,315	13,429,404

Long term debt:
Derivative liability	725,122	403,811

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 and 950,000,000 shares authorized, respectively, 533,694,420 and 379,787,745 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	533,694	379,788
Additional paid in capital	107,851,505	103,819,119
Common stock subscription	210,000	215,000
Accumulated deficit	(119,428,182)	(118,180,983)
Total stockholders’ deficit	(10,812,983)	(13,747,076)

Total liabilities and stockholders’ deficit	$248,454	$86,139

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Products	$281,752	$25,350	$869,012	$25,350
Services	297,784	6,309	694,852	30,630
Total revenue	579,536	31,659	1,563,864	55,980

Cost and operating expenses:
Cost of sales	523,222	—	889,509	—
Research and development	8,581	158,381	33,916	494,762
Marketing, general and administrative	1,512,706	940,354	3,182,397	1,750,276
Depreciation and amortization	1,759	77	3,745	1,327
Total operating expenses	2,046,268	1,098,812	4,109,567	2,246,365

Net loss from operations	(1,466,732)	(1,067,153)	(2,545,703)	(2,190,385)

Other income (expenses):
Gain on settlement of debt	85,229	—	2,272,283	1,004,224
Gain on change of fair value of derivative liability	239,296	129,298	61,339	39,885
Other income	—	—	—	939
Interest expense	(331,026)	(208,914)	(1,035,118)	(1,270,663)
Total other income (expenses)	(6,501)	(79,616)	1,298,504	(225,615)

Net loss before income taxes	(1,473,233)	(1,146,769)	(1,247,199)	(2,416,000)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(1,473,233)	$(1,146,769)	$(1,247,199)	$(2,416,000)

Net loss per common share, basic and diluted	$(0.003)	$(0.005)	$(0.003)	$(0.011)

Weighted average number of common shares outstanding, basic and diluted	519,135,426	246,229,899	464,607,869	217,392,664

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

	Preferred stock		Common stock		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	20,000,000	$20,000	379,787,745	$379,788	$103,819,119	$215,000	$(118,180,983)	$(13,747,076)
Common stock issued in settlement of accounts payable	—	—	45,232,118	45,232	946,285	—	—	991,517
Common stock issued in connection with settlement of other debt	—	—	64,434,256	64,434	1,832,646	—	—	1,897,080
Common stock issued for services	—	—	3,839,832	3,840	180,151	—	—	183,991
Common stock issued upon exercise of warrants	—	—	11,918,181	11,918	124,082	—	—	136,000
Proceeds from issuance of common stock	—	—	28,482,288	28,482	404,769	(5,000)	—	428,251
Fair value of vesting warrants issued in connection with revenue share arrangement	—	—	—	—	136,837	—	—	136,837
Stock based compensation	—	—	—	—	407,616	—	—	407,616
Net loss	—	—	—	—	—	—	(1,247,199)	(1,247,199)
Balance, September 30, 2014	20,000,000	$20,000	533,694,420	$533,694	$107,851,505	$210,000	$(119,428,182)	$(10,812,983)

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,247,199)	$(2,416,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,745	1,328
Bad debt expense	28,732	—
Amortized discount on convertible debt	343,592	295,750
Gain on change in fair value of derivative liability	(61,339)	(39,885)
Gain on settlement of debt	(2,272,283)	(1,004,224)
Non-cash payment of interest	385,501	168,350
Warrants issued in connection with revenue share arrangement	136,837	—
Related party notes payable issued for services rendered	800,000	500,000
Common stock issued in connection with accounts payable	—	2,500
Common stock issued in exchange for services	38,750	40,519
Preferred stock issued in settlement of debt and forbearance agreement	—	274,050
Stock based compensation	407,616	102,674
(Increase) decrease in:
Receivables	(162,682)	(7,553)
Inventory	—	62,953
Prepaid and other current assets	(23,624)	41,533
Increase (decrease) in:
Accounts payable	628,684	(76,240)
Accrued expenses	246,486	485,518
Net cash used in operating activities	(747,184)	(1,568,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(8,121)	—
Net cash used by investing activities	(8,121)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(89)
Proceeds from issuance of common stock, net	428,251	1,100,000
(Repayments (proceeds) from related party advances	26,759	180,500
Proceeds from exercise of stock options and warrants	136,000	—
Proceeds from notes payable	388,000	295,000
Repayments of notes payable	(223,340)	—
Net cash provided in financing activities	755,670	1,575,411

Net increase in cash and cash equivalents	365	6,684

Cash and cash equivalents, beginning of period	46,227	—
Cash and cash equivalents, end of period	$46,592	$6,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$161,532	$513,986
Income taxes paid	$—	$—

Non-cash financing activities:
Common stock issued in settlement of notes payable	$938,075	$345,000
Common stock issued in settlement of accounts payable	$857,445	$149,239
Common stock issued in settlement of related party notes and advances payable	$862,880	$—
Preferred stock issued in settlement of notes payable	$—	$70,000

See the accompanying notes to these financial statements

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of Bioheart, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed financial statements should be read in conjunction with the December 31, 2013 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Revenues for test kits and equipment sold are not recorded until test kits are delivered. The Company has revenue sharing arrangements for the sale of goods whereby the Company is the primary obligor, sets pricing with the customers and bears all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are classified as selling expense due to the nature of the marketing activities performed by the third party. Revenues from trainings are not recorded until the completion of the training. Any cash received as a deposit for trainings are recorded by the company as a liability.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets. As of December 31, 2013 and September 30, 2014 there was no unbilled revenue.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options, warrants and shares issuable upon conversion of notes payable have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation for the three and nine months ended September 30, 2014 and 2013, respectively. Fully diluted shares outstanding were 659,543,477 and 323,296,916 for the three months ended September 30, 2014 and 2013, respectively and 605,015,919 and 336,682,241 for the nine months ended September 30, 2014 and 2013, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. (See note 10).

As of September 30, 2014, there were outstanding stock options to purchase 63,486,987 shares of common stock, 24,576,000 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. The financial stability of these institutions is periodically reviewed by senior management.

As of September 30, 2014, two customers represented 24% and 18% of the Company’s accounts receivable.

As of December 31, 2013, three customers represented 20%, 20% and 36% (total 76%) of the Company’s accounts receivable.

For the three months ended September 30, 2014, the Company’s revenues earned from the sale of products and services were $579,536, of which no customer represented 10% or more of the Company’s revenues. For the three months ended September 30, 2013, the Company’s revenues earned from the sale of products and services were $31,659, of which two customers represented 18% and 80% of the Company’s revenues.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

For the nine months ended September 30, 2014, the Company’s revenues earned from the sale of products and services were $1,563,864, of which one customer represented 11% of the Company’s revenues. For the nine months ended September 30, 2013, the Company’s revenues earned from the sale of products and services were $55,980, of which three customers represented 18%, 23% and 44% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $8,581 and $33,916 for the three and nine months ended September 30, 2014, respectively; and $158,381 and $494,762 for the three and nine months ended September 30, 2013, respectively.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards CodificationTM. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has early adopted the standards under ASV No. 2014-10.

The FASB has issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 — Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial position and results of operations.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. More specifically, product and service revenue has been separately disclosed on the face of the statement of operations. These reclassifications had no effect on reported income or losses.

NOTE 2 — GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during nine months ended September 30, 2014, the Company incurred an operating loss of $1,247,199 and used $747,184 in cash for operating activities. As of September 30, 2014, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $10.0 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	47,646	39,525
Leasehold improvements	362,046	362,046
	887,684	879,563
Less accumulated depreciation and amortization	(874,253)	(870,508)
	$13,431	$9,055

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
License and royalty fees	$—	$2,122,130
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,493,961	1,373,775
Interest payable on notes payable	666,370	714,180
Vendor accruals and other	114,259	120,692
Employee commissions, compensation, etc.	17,219	149,558
	$2,291,809	$4,480,335

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

During the nine months ended September 30, 2014, the Company issued an aggregate of 45,232,118 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $105,737 loss in settlement of debt.

NOTE 5 — STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 6 — NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2014 and December 31, 2013:

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

	September 30, 2014	December 31, 2013
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	—	500,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	175,500	143,000
Daniel James Management note payable	50,000	—
Fourth Man, LLC note payable	75,000	35,000
Total notes payable	1,665,472	2,042,972
Less unamortized debt discount	(186,538)	(112,131)
Total notes payable net of unamortized debt discount	$1,478,934	$1,930,841

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

On June 16, 2014, 14,539,191 shares of common stock were issued to the debt holder, in exchange for the remaining $500,000 principal and $81,568 of accrued interest resulting in a gain of $255,890. A gain of $255,890 was included in the net gain on settlement of debt and trade payable on the statement of operations for the nine months ended September 30, 2014.

Hunton & Williams Notes

At September 30, 2014 and December 31, 2013, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822 , are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this year)

During the nine months ended September 30, 2014, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $258,000 (the “Asher Notes”).

The Asher Notes bear interest at the rate of 8% per annum. As of the quarter ended September 30, 2014, all interest and principal must be repaid nine months from the issuance date, with the last note being due May 12, 2015. The Notes are convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes.

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at September 30, 2014 was $201,607. At the inception of the Asher Notes, the Company determined the aggregate fair value of $480,669 of the embedded derivatives.

The remaining unconverted principle balance as of September 30, 2014 was $175,500.

Daniel James Management

During the nine months ended September 30, 2014, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 8% to 9.5% convertible notes in aggregate principal amount of $85,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 8% to 9.5% per annum. As of the quarter ended September 30, 2014, all interest and principal must be repaid one year from the issuance date, with the last note being due July 29, 2015. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at September 30, 2014 was $66,630. At the inception of the Daniel Note, the Company determined the aggregate fair value of $170,270 of the embedded derivatives.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The remaining unconverted principle balance as of September 30, 2014 was $50,000.

Fourth Man, LLC

During the nine months ended September 30, 2014, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of an 8% to 9.5% convertible note in the aggregate principal amount of $75,000 (the “Note”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the quarter ended September 30, 2014, all interest and principal must be repaid one year from the issuance date, with the last note being due August 28, 2015. The Notes are convertible into common stock, at Fourth Man’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at September 30, 2014 was $91,319. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $122,561 of the embedded derivatives.

The fair value of the embedded derivatives of the Asher, Daniel and Fourth Man Notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 166.07% to 171.91%, (3) weighted average risk-free interest rate of 0.10% to 0.13%, (4) expected lives of 0.76 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0231 to $0.0486 per share. The initial fair value of the embedded debt derivative of $773,501 was allocated as a debt discount up to the proceeds of the notes ($418,000) with the remainder ($355,501) charged to current period operations as interest expense. For the three and nine months ended September 30, 2014, the Company amortized an aggregate of $141,977 and $343,592 of debt discounts to current period operations as interest expense, respectively. For the three and nine months ended September 30, 2013 , the Company amortized $53,115 and $295,750 of debt discount to operations as interest expense, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2014 and December 31, 2013, the Company officers and directors have provided advances in the aggregate of $141,759 and $416,198 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

During the nine months ended September 30, 2014, the Company issued an aggregate of 10,232,286 shares of common stock in settlement of $298,759 of related party advances and outstanding accounts payable.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

On September 17, 2014, limited waiver and forbearance agreement was amended to provide that the perpetual license on products as described for resale, relicensing and commercialization outside the United States was conditioned upon NorthStar providing certain financing, which financing the Company, in its sole discretion, could decline and retain the license.

As of September 30, 2014 and December 31, 2013, the principle of this note was $362,000.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Officer and Director Notes

At September 30, 2014 and December 31, 2013, the Company has outstanding notes payable to officers and directors with interest at 8% per annum due at maturity in aggregate $240,000 and $365,000, respectively. The remaining subordinated notes $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

On September 30, 2013, the Company issued an aggregate of 15,350,876 shares of its common stock in settlement of $175,000 of these related party notes payable.

On June 20, 2014, the Company issued 4,045,796 shares of its common stock in settlement of $125,000 of related party note payable and accrued interest of $36,832.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates. During the nine months ended September 30, 2014, the Company paid off $240,821 of the outstanding promissory notes. The principle outstanding balance of these notes as of September 30, 2014 is $189,813.

On July 1, 2014, the Company issued an aggregate of $800,000 promissory notes to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due on January 1, 2015.

As of September 30, 2014 and December 31, 2013, the Company officers and directors have outstanding notes in aggregate of $785,458 and $1,014,477, respectively. The notes are at from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

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

At September 30, 2014, the fair value of the reset provision of $365,566 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 153.88%; risk free rate: 2.22%; and expected life: 8.00 years. The Company recorded a gain (loss) on change in derivative liabilities of $35,263 and $(218,711) during the three and nine months ended September 30, 2014, respectively.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Convertible notes

In 2013 and the nine months ended September 30, 2014, the Company issued convertible notes (see Note 6 above).

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

The fair value of the embedded derivatives at September 30, 2014, in the amount of $359,556, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 153.88%, (3) weighted average risk-free interest rate of 0.02 to 0.13%, (4) expected lives of 0.24 to 0.91 years, and (5) estimated fair value of the Company’s common stock of $0.0249 per share. The Company recorded a gain on change in derivative liabilities of $204,033 and $280,050 during the three and nine months ended September 30, 2014, respectively.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At September 30, 2014, the aggregate derivative liabilities was valued at $725,122. The Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 9 — STOCKHOLDERS’ EQUITY

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

Common stock

Effective May 19, 2014, the Company amended its articles of incorporation to increase the authorized shares of capital stock of the Company from nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively, to two billion (2,000,000,000) shares of shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

During the nine months ended September 30, 2014, the Company issued an aggregate of 45,232,118 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $105,737 loss in settlement of debt.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

During the nine months ended September 30, 2014, the Company issued an aggregate of 64,434,256 shares of its common stock for the conversion of $1,897,080 of notes payable and related accrued interest. In connection with the issuance, the Company incurred $255,890 gain in settlement of debt.

During the nine months ended September 30, 2014, the Company issued an aggregate of 3,839,832 shares of its common stock for services provided to the Company.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance.

A summary of options at September 30, 2014 and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2013	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised	—	$
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Granted	39,648,487		$0.023	10.0
Exercised	—
Forfeited/Expired	(74,443)		$4.8
Options outstanding at September 30, 2014	63,486,987		$0.063	9.1
Options exercisable at September 30, 2014	24,576,000		$0.13	8.7
Available for grant at September 30, 2014	42,951,513

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following information applies to options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 — $0.70	62,938,487	9.2	$0.03	24,027,500	$0.03
$0.71 — $1.28	149,930	4.0	$0.81	149,930	$0.81
$5.25 — $5.67	373,858	1.6	$5.55	373,858	$5.55
$7.69	24,712	1.8	$7.69	24,712	$7.69
	63,486,987	9.1	$0.063	24,576,000	$0.13

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

On August 1, 2014, the Company issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.02694 per share to officers and employees, vesting at 25% immediately and 75% over three years at anniversary and exercisable over 10 years. The aggregate fair value of $391,798, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 168.62% and Risk free rate: 2.52%.

The fair value of all options vesting during the three and nine months ended September 30, 2014 of $164,247 and $407,616, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at September 30, 2014 and activity during the three months then ended is presented below:

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2013	74,073,322	$0.37	4.5
Issued	50,350,536	$0.16	9.2
Exercised	—	$0.00

Forfeited	(6,345,002)	$0.38
Outstanding at December 31, 2013	118,078,856	$0.22	6.3
Issued	36,556,846	$0.02	7.4

Exercised	(11,918,181)	$0.01
Expired	(6,765,430)	$0.11
Outstanding at September 30, 2014	135,952,091	$0.19	6.1
Exercisable at September 30, 2014	126,143,578	$0.11	6.2

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 — $0.50	129,702,958	6.1	$0.02	121,438,895	$0.02
$0.52 — $0.68	2,699,675	4.6	$0.58	2,699,675	$0.58
$0.70 — $1.62	848,176	5.3	$0.71	848,176	$0.71
$5.67 — $7.69	2,701,282	8.1	$7.55	1,156,832	$7.35
	135,952,091	6.1	$0.19	126,143,578	$0.11

In conjunction with the authorized issuance of common stock, the Company granted 24,556,846 common stock purchase warrants during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued an aggregate of 8,000,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $0.0217 for four years vesting from June 8, 2014 through March 10, 2016. During the three and nine months ended September 30, 2014, the Company charged $15,762 and $95,018 to current period operations for the vesting portion.

During the nine months ended September 30, 2014, the Company issued an aggregate of 4,000,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $0.0481 for four years vesting from July 6, 2014 through April 6, 2017. During the three and nine months ended September 30, 2014, the Company charged $9,005 and $41,819 to current period operations for the vesting portion.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Revenue Share Arrangement

On March 10, 2014, the Company entered into a revenue sharing (the Agreement) with Global Stem Cells, Group, LLC and its subsidiaries whereby both parties will participate in marketing for obtaining patients and provide physician training for stem cell treatments under the names of “Regenestem” and “Stem Cell Training”, respectively. In addition, each party will be responsible for selling equipment and kits to existing and previous customers. A fee will be paid to Global Stem Cells Group based on revenue less certain costs of the accounting for patients and physician training and 30 day with sales of equipment and kits.

As part of the consideration of Global Stem Cell Group, LLC’s participation, the Company issued an aggregate of 8,000,000 warrants to purchase the Company’s common stock for four years at $0.0217 per share with 2,000,000 warrants vesting 90 days from the effective date, 2,000,000 vesting on each anniversary date for three years. During the three and nine months ended September 30, 2014, the Company charged $15,762 and $95,018 to current period operations for the vesting portion.

Joint Venture

We announced a joint venture in South Africa and the facilities called “South African Stem Cell Institute” were successfully opened in September, 2014 with the intention to retain a 49% ownership of the new entity. As of September 31, 2014, however, there was no formal legal entity established and no formal operating agreement for this joint venture. In additional the Company has not yet incurred any material expenses associated with this venture. Management has concluded that as of September 31, 2014 this announcement is not material to the Company’s financial statements.

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

Employment agreements

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Mike Tomas, Chief Executive Officer, at $525,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors will grant Mr. Tomas options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $500,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form of a six month promissory note.

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Kristin Comella, Chief Scientific Officer, at $250,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors will grant Ms. Comella options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $300,000 and options to acquire 5,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form of a six month promissory note.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2014, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

Consulting agreements

On November 20, 2013, the Company entered into an investment banking agreement with Cassel Salpeter & Co. (“CSC”), who will act as exclusive third party financial advisor in connection with investment banking matters. The term of the Investment Banking Agreement shall be for a period of twenty four months unless terminated or extended in accordance with its terms. For these services, CSC will receive a one-time $25,000 fee, $5,000 monthly fees and 5,207,630 ten year common stock purchase warrants, exercisable at $.0113 and applicable consideration in the event the closing of a Mezzanine Financing consisting of non-convertible subordinated debt and/or sale of equity securities. The Company will also reimburse CSC for its reasonable out-of-pocket expenses associated with the services provided pursuant to the Investment Banking Agreement. As of September 30, 2014 and December 31, 2013, the Company accrued $49,234 and $32,424 under the agreement, respectively.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

As of September 30, 2014 or December 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2013 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2014, in the amount of $725,122 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

	Excess Share Derivative	Warrant Liability	Debt Derivative
Balance, December 31, 2012	$390,048	221,179	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance		—	673,219
Initial fair value of derivative relating to reset warrants	—	—	—
Mark-to-market at December 31, 2013:	84,906	(74,324)	(39,761)
Transfers out of Level 3 upon increase in authorized shares	(474,954)	—	—
Transfers out of Level 3 upon conversion and settlement of notes			(376,502)
Balance, December 31, 2013	$—	$146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	—	773,500
Mark-to-market at September 30, 2014:	—	218,711	(280,050)
Transfers out of Level 3 upon conversion of notes payable	—	—	(390,850)
Balance, September 30, 2014	$—	$365,566	$359,556
Net (loss) gain for the period included in earnings relating to the liabilities held at September 30, 2014	$—	$(218,711)	$280,050

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 149% from December 31, 2013 to September 30, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent financing

KBM Worldwide

On October 6, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., for the sale of an 8% convertible note in the principal amount of $38,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 8, 2015,. The Note is convertible into common stock, at holder’s option, at a 45% discount to the lowest daily trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal and accrued interest at 150%, and any other amounts.

Daniel James Management

On October 3, 2014, the Company entered into a Securities Purchase Agreement with Daniel James Management, Inc., for the sale of a 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on October 2, 2015. The Note is convertible into common stock, at holder’s option, at a 47% discount to the lowest daily trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal and accrued interest at 150%, and any other amounts.

Magna Equities, LLC

On October 7, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from the Company, a senior convertible note with an initial principal amount of $307,500 (the “Convertible Note”) for a purchase price of $205,000 (an approximately 33.33% original issue discount). Pursuant to the Purchase Agreement, the Company issued the Convertible Note to Magna. The Convertible Note matures on August 7, 2015 and, in addition to the approximately 33.33% original issue discount, accrues interest at the rate of 12% per annum.

The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $0.01035 per share. $40,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by the Company) under certain conditions described in the Purchase Agreement. In connection with the execution of the Purchase Agreement, the Company and Magna also entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement with the SEC to register the resale of the Common Stock into which the Convertible Note may be converted,

On October 23, 2014, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, (the “Investor”). The Purchase Agreement provides that, upon the terms and subject to certain conditions, the Investor is committed to purchase up to $3,000,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement. In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and the Investor also entered into a registration rights agreement. (see above)

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The Company paid to the Investor a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 5.0% of the Total Commitment under the Purchase Agreement) in the form of 9,109,128 restricted shares of the Company’s common stock, calculated using a per share price of $0.016467.

Subsequent issuances

On October 3, 2014, the Company issued 514,886 shares of its common stock as payment of $70,521 interest on its Northstar (related party) debt.

In October 2014, the Company issued 1,818,182 shares of its common stock in settlement of $20,000 of convertible debt.

In October 2014, the Company issued 1,293,103 shares of its common stock in settlement of $15,000 of convertible debt.

In October 2014, the Company issued 2,260,764 shares of its common stock in settlement of $18,000 of convertible debt and accrued interest of $2,120.

In October 2014, the Company issued 552,846 shares of its common stock in settlement of $5,500 of convertible debt and accrued interest of $1,300.

In October 2014, the Company issued an aggregate 2,773,549 shares of common stock for consulting services.

In October 2014, the Company issued 538,875 shares of common stock in settlement of accounts payable.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 24, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2014 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We have completed the Phase 1 Angel Trial for AdipoCell (adipose derived stem cells). Five patients were enrolled and treated in the second quarter of 2013. At the twelve (12) month time point, patients demonstrated a statistically significant average improvement in ejection fraction (EF) by echocardiogram.

At the three (3) month time point, 100% of the patients demonstrated either improvement or stayed the same. After three (3) months, patients showed an average absolute improvement of 3 percentage points in EF. The patients continued to improve from 3 months to 6 months with a statistically significant average absolute improvement of 10 percentage points (p=0.01) and at the 12 month follow up patients showed this same level of improvement (p=0.01).

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease.

In the second quarter of 2014, we announced the treatment of a patient in Honduras with congestive heart failure using AdipoCell and MyoCell. This was the first patient treated in the world using a combination of stem cells.

We have begun two clinical trials in India. The first cardiac patient has successfully been enrolled and treated in India using AdipoCell or adipose derived stem cells. The second trial will involve the combination of AdipoCellTM and MyoCell® or muscle derived stem cells for congestive heart failure patients. These trials are active and ongoing

MyoCath Product Candidate

The MyoCath is a deflecting tip needle injection catheter that has a larger (25 gauge) needle to allow for better flow rates and less leakage than systems that are 27 gauge. This larger needle allows for thicker compositions to be injected, which helps with cell retention in the heart. Also, the MyoCath needle has more fluoroscopic brightness than the normally used nitinol needle, enabling superior visualization during the procedure. Seeing the needle well during injections enables the physician who is operating the catheter to pinpoint targeted areas more precisely. The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStarTM injection catheter for the delivery of MyoCell to patients enrolled in the trial. We are currently producing Myocath catheters with a contract manufacturer on an as needed basis.

We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

SUBSEQUENT EVENTS

On October 7, 2014, the we entered into a securities purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from us, a senior convertible note with an initial principal amount of $307,500 (the “Convertible Note”) for a purchase price of $205,000 (an approximately 33.33% original issue discount). Pursuant to the Purchase Agreement, we issued the Convertible Note to Magna. The Convertible Note matures on August 7, 2015 and, in addition to the approximately 33.33% original issue discount, accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $0.01035 per share. $40,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by us) under certain conditions described in the Purchase Agreement. In connection with the execution of the Purchase Agreement, our company and Magna also entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file an initial registration statement with the SEC to register the resale of the Common Stock into which the Convertible Note may be converted,

On October 23, 2014, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (the “Investor”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $3,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement. In connection with the execution of the Purchase Agreement, on the Closing Date, our company and the Investor also entered into a registration rights agreement. We paid to the Investor a commitment fee for entering into the Purchase Agreement equal to $150,000 (or 5.0% of the Total Commitment under the Purchase Agreement) in the form of 9,109,128 restricted shares of our common stock, calculated using a per share price of $0.016467.

Results of Operations Overview

Three and Nine Months Ended September 30, 2014 as compared to the Three and Nine Months Ended September 30, 2014

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

We recognized revenues of $579,536 and $1,563,864 for the three and nine months ended September 30, 2014, respectively, compared to revenues of $31,659 and $55,980 for the three and nine months ended September 30, 2013, respectively. Our revenue in 2014 was generated from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. Our revenues for 2013 were generated from the sale of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials and clinic supplies required for patient studies.

Cost of sales was $523,222 and $889,509 in the three and nine month periods ended September 30, 2014, respectively, compared to $-0- in the three and nine months periods ended September 30, 2013.

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

During the third quarter 2009, we received notification that approximately $630,000 in pending projects (Indiana University, University of Florida, Northwestern University, and other sites) was completed. As of September 30, 2014 and December 31, 2013, of the $630,000, we still have an accrual of $219,000 for the completed contracts.

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

Research and development expenses were $8,581 in the three month period ended in September 30, 2014, a decrease of $149,800 from the research and development expenses of $158,381 in the three month period ended in September 30, 2013. The decrease was primarily attributable to a decrease in the amount of funds allocated to our clinical trials.

Research and development expenses were $33,916 in the nine month period ended in September 30, 2014, a decrease of $460,846 from the research and development expenses of $494,762 in the nine month period ended in September 30, 2013. The decrease was primarily attributable to a decrease in the amount of funds allocated to our clinical trials.

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

Marketing, general and administrative expenses were approximately $1,512,706 in the three month period ended September 30, 2014, an increase of $572,352 from marketing, general and administrative expenses of approximately $940,354 in the three month period ended in September 30, 2013. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation paid in the current period of $164,247 for services and increase in employee compensation and service providers.

Marketing, general and administrative expenses were approximately $3,182,397 in the nine month period ended September 30, 2014, an increase of $1,432,121 from marketing, general and administrative expenses of approximately $1,750,276 in the nine month period ended in September 30, 2013. The increase in marketing, general and administrative expenses is attributable, in part, to stock based compensation paid in the current period of $293,342 for services and increase in employee compensation and service providers.

Interest Expense

Interest expense during the three and nine months ended September 30, 2014 and 2013 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash incurred relating to our issued convertible notes payable. The debt discounts are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Concentrations of Credit Risk

As of September 30, 2014, two customers represented 24% and 18% of the Company’s accounts receivable.

As of December 31, 2013, three customers represented 20%, 20% and 36% (total 76%) of the Company’s accounts receivable.

Liquidity and Capital Resources

In the three months ended September 30, 2014, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $747,184 in the nine month period ended September 30, 2014 as compared to $1,568,727 of cash used in the nine month period ended in September 30, 2013.

Our use of cash for operations in the nine months ended September 30, 2014 reflected a net loss generated during the period of $1,247,199, adjusted for non-cash items such as stock-based compensation of $407,616, fair value of warrants issued of $136,837, depreciation of $3,745, amortization of debt discounts of $343,592, related party notes payable issued for services of $800,000 and non-cash interest paid of $385,501, loss on change in fair value of derivative liabilities of $61,339, net gain on settlement of debt of $2,272,283. In addition we had a net increase in operating assets of $186,306 and an increase in accrued expenses of $246,486 and in accounts payable of $628,684.

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

Investing Activities

Net cash used in investing activities was $8,121 for the nine months ended September 30, 2014 were to acquire office equipment as compared to nil cash used for the same period of 2013.

Financing Activities

Net cash provided by financing activities was an aggregate of $755,670 in the nine month period ended September 30, 2014 as compared to $1,575,411 in the nine month period ended in September 30, 2013. In the nine month period ended September 30, 2014 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $428,251, received proceeds from issuance of note payable of $388,000, and proceeds from warrant exercise of $136,000, net related party advances of $26,759, net with repayments of related party notes payable of $223,340.

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

At September 30, 2014, we had cash and cash equivalents totaling $46,592. However our working capital deficit as of such date was approximately $10 million. Our independent registered public accounting firm has issued its report dated March 24, 2014 in connection with the audit of our financial statements as of December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended September 30, 2014 addresses the issue of our ability to continue as a going concern.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Our Company is not involved in any material litigation pursuant to Item 103 of Regulation S-K. However, the biotechnology and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, the Company sold an aggregate of 24,556,846 shares of the Company’s common stock and common stock purchase warrants to purchase 24,556,846 shares of the Company’s common stock for aggregate gross cash proceeds of $371,000. The warrants are (i) exercisable solely for cash at an exercise price of $0.011 to $0.0275 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2014.

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

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.2(a)(36)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009

Exhibit No.	Exhibit Description
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.31 (34)	Series A Convertible Preferred Stock
4.32 (35)	Amendment to the Series A Convertible Preferred Stock
4.33 (37)	Senior Convertible Note dated October 7, 2014.
10.1(1)	1999 Officers and Employees Stock Option Plan
10.2(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.

Exhibit No.	Exhibit Description
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.

Exhibit No.	Exhibit Description
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57 (28)	Subordination Agreement, dated July 8, 2011.
10.58 (29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59 (29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60 (29)	Subordination Agreement, dated August 1, 2011.
10.61 (30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62 (30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63 (30)	Subordination Agreement, dated September 1, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013
10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013
10.80(33)	2013 Bioheart, Inc. Omnibus Equity Compensation Plan

Exhibit No.	Exhibit Description
10.81*	Limited Waiver and Forbearance Agreement and Amendment to Limited Waiver and Forbearance Agreement dated October 1, 2012 and September 17, 2014, respectively.
10.82(37)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.83(37)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.84(38)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.85 (38)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
14.1(2)	Code of Ethics for Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.

(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.

(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.

(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.

(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011

(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011

(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012

(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012

(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012

(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013

(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013

(34)	Incorporated by reference to the Company Current Report on Form Pre-14C filed with the SEC on December 18, 2012

(35)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 31, 2013

(36)	Incorporated by reference to the Company Information Statement on Form 14C filed with the SEC on October 10, 2014.

(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 24, 2014

Exhibit No.	Exhibit Description
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: November 06, 2014	By:	/s/Mike Tomas
Mike Tomas Chief Executive Officer & President and Principal Financial and Accounting Officer