Form 10-K
period 2014-12-31
BIOHEART, INC.
filed 2015-03-16
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of June 30, 2014, was approximately $10,546,291.00. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 16th, 2015 was 647,653,526.

Documents Incorporated By Reference

None

BIOHEART, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Such forward looking statements appear in Item 1- “Business” and Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Annual Report. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

• our ability to manage our business despite operating losses and cash outflows;

• our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the funding of our clinical trials for product candidates in our development programs;

• our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

• our ability to operate our subsidiary businesses successfully and grow such subsidiary businesses as anticipated;

• whether a large global market is established for our cellular-based products and services and our ability to capture a meaningful share of this market;

• scientific and medical developments beyond our control;

• our ability to obtain and maintain, as applicable, appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of our business;

• whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and

• our ability to complete our planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with obtaining sufficient capital to complete such trials, enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise.

The factors discussed herein, including those selected risks described in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Bioheart” or the “Company” refer to Bioheart, Inc. and its subsidiaries.

PART I

Item 1. BUSINESS

OVERVIEW

Bioheart, Inc. is an emerging enterprise in the regenerative medicine / cellular therapy industry. We are focused on the discovery, development and commercialization of cell based therapeutics that prevent, treat or cure disease by repairing and replacing damaged or aged tissue, cells and organs and restoring their normal function. We believe that regenerative medicine / cellular therapeutics will play a large role in positively changing the natural history of diseases ultimately, we contend, lessening patient burdens as well as reducing the associated economic impact disease imposes upon modern society.

Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine / cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic. Management maintains that revenues and their associated cash in-flows generated from our businesses will, over time, provide funds to support our clinical development activities as they do today for our general business operations. We believe the combination of our own therapeutics pipeline combined with our revenue generating capabilities provides the Company with a unique opportunity for growth and a pathway to profitability.

US Stem Cell Training, (“SCT”), an operating division of Bioheart, Inc., is a content developer of regenerative medicine / cell therapy informational and training materials for physicians and patients. SCT also provides in-person and online training courses which are delivered through in-person presentations at SCT’s state of the art facilities and globally at university, hospital and physician’s office locations as well as through online webinars. Additionally, SCT provides hands-on clinical application training for physicians and health care professionals interested in providing regenerative medicine / cell therapy procedures.

Vetbiologics, (“VBI”), an operating division of Bioheart, Inc., is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. VBI provides veterinarians with extensive regenerative medicine capabilities including the ability to isolate regenerative stem cells from a patient’s own adipose (fat) tissue directly on-site within their own clinic or stall-side. Regenerative stem cells isolated from adipose tissue have been shown in studies (Harman, 2007 and 2009) to be effective in treating animal’s suffering from osteoarthritis, joint diseases, tendon injuries, and heart disorders, among other conditions.

VBI regenerative medicine technologies are designed, implemented and produced according to the highest standards. VBI follows the FDA guidelines for human cellular therapy production which means each product produced must be validated and must pass stringent criteria. The VBI cell isolation process has been designed by leading stem cell scientists and implemented in a manner consistent with FDA guidelines. All VBI kits are manufactured according to the FDA Current Good Manufacturing Practices (cGMP) standards. VBI utilizes high quality reagents that are consistently screened by stem cell scientists to ensure the highest yield of regenerative cells per tissue sample.

US Stem Cell Clinic, LLC, (“SCC”), a partially owned investment of Bioheart, Inc., is a physician run regenerative medicine / cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. SCC is operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

Bioheart’s comprehensive map of products and services:

Bioheart was incorporated in the State of Florida in August 1999. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www.bioheartinc.com, www.usstemcelltraining.com, www.vetbiologics.com and www.usstemcellclinic.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is not incorporated by reference in the Annual Report on Form 10-K.

The Annual Report includes the following trademarks, service marks and trade names owned by the Company: Bioheart, Inc. ™, US Stem Cell Training, Vetbiologics, US Stem Cell Clinic, LLC. ™, MyoCell ™ and AdipoCell ™. These trademarks, service marks and trade names are the property of Bioheart, Inc. and its affiliates.

REGENERATIVE MEDICINE / CELL THERAPY INDUSTRY

Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy; tissue engineering; tools, devices and diagnostics; and aesthetic medicine. Bioheart’s business model is focused on two of these areas. First, cell therapy, in which we introduce cells (adult, donor or patient, stem cell or differentiated) into the body to prevent and treat disease; and second, we are a provider of services and products to physicians and veterinaries who provide or seek to provide cellular therapies and direct patient care for individuals and animals who may benefit from cellular therapy.

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult organism through its lifetime. Cellular therapy is the process that uses cells to prevent, treat or cure disease, or regenerate damaged or aged tissue. To date, the most common type of cell therapy has been the replacement of mature, functioning cells such as through blood and platelet transfusions. Since the 1970s, first bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation that are used to treat many cancers. These types of cell therapies are standard practice world-wide and are typically reimbursed by insurance.

Within the field of cell therapy, research and development using stem cells to treat a host of diseases and conditions has greatly expanded. Stem cells (in either embryonic or adult forms) are primitive and undifferentiated cells that have the unique ability to transform into or otherwise affect many different cells, such as white blood cells, nerve cells or heart muscle cells. Bioheart’s cell therapy development efforts are focused on the use of adult stem cells; those cells which are found in the muscle, fat tissue and peripheral blood.

There are two general classes of cell therapies: Patient Specific Cell Therapies (“PSCTs”) and Off-the-Shelf Cell Therapies (“OSCTs”). In PSCTs, cells collected from a person (“donor”) are transplanted, with or without modification, to a patient (“recipient”). In cases where the donor and the recipient are the same individual, these procedures are referred to as “autologous”. In cases in which the donor and the recipient are not the same individual, these procedures are referred to as “allogeneic.” Autologous cells offer a low likelihood of rejection by the patient and we believe the long-term benefits of these PSCTs can best be achieved with an autologous product. In the case of OSCT, donor cells are expanded many fold in tissue culture, and large banks of cells are frozen in individual aliquots that may result in treatments for as many as 10,000 people from a single donor tissue. By definition, OSCTs are always allogeneic in nature.

Various adult stem cell therapies are in clinical development for an array of human diseases, including autoimmune, oncologic, neurologic and orthopedic, among other indications. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy holds the promise to better the human experience and minimize or ameliorate the pain and suffering from many common diseases and/or from the process of aging.

According to Robin R. Young’s Stem Cell Summit Executive Summary-Analysis and Market Forecasts 2014-2024, the United States stem cell therapy market is estimated to grow from an estimated $237 million in 2013 to more than $5.7 billion in 2020.

With approved cell therapy products currently being sold in the United States and abroad, and an increasing number of Phase 2 and Phase 3 trials with cell therapies underway, we believe the “promise” of cell therapy is becoming clearer. We contend that cell therapies, if approved, should cut health care costs as they aim to facilitate functional restoration of damaged tissues and not just abate or moderate symptoms. Safe and efficacious cell therapies for chronic diseases could potentially capture an increasing portion of future healthcare spending in the United States, driven both by favorable demographics and meaningful pharmacoeconomic benefit.

Cellular Therapy Product Development Pipeline

Specific to cellular therapy, we are focused on the discovery, development and commercialization of autologous cellular therapies for the treatment of chronic and acute heart damage as well as vascular and autoimmune diseases.

In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell and Myocell SDF-1. MyoCell and MyoCell SDF-1 are autologous muscle-derived cellular therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell. MyoCell SDF-1 is similar to MyoCell but the myoblast cells to be injected for use in MyoCell SDF-1 are modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors.

AdipoCell is a patient-derived cell therapy proposed for the treatment of lower limb ischemia and potentially, among other autoimmune diseases, rheumatoid arthritis. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

Bioheart’s Clinical Development Pipeline Chart:

Status of Cellular Therapy Product Development Clinical Trials.

MyoCell/MyoCell SDF-1

MyoCell is a regenerative, cellular therapy intended to improve cardiac function for those with congestive heart failure and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with Biosense Webster (a Johnson & Johnson company) to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell in the MARVEL Trial.

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

Our completed clinical trials of MyoCell to date have been primarily targeted to patients with severe, chronic damage to the heart who are in Class II or Class III heart failure according to the New York Heart Association, or NYHA, heart failure classification system. The NYHA system classifies patients in one of four categories based on how limited they are during physical activity. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion while NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest.

We believe the market for treating patients in NYHA Class II or NYHA Class III heart failure is significant. According to the American Heart Association (“AHA”) Statistics and the European Society of Cardiology Task Force for the Treatment of Chronic Heart Failure, in the United States and Europe there are approximately 5.2 million and 9.6 million, respectively, patients with heart failure. The AHA Statistics further indicate that, after heart failure is diagnosed, the one-year mortality rate is high, with one in five dying and that 80% of men and 70% of women under age 65 who have heart failure will die within eight years.

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

We have completed various clinical trials for MyoCell including the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration, or the “FDA”, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe, or the “MARVEL Trial”. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. We are planning, on the basis of these results, to request the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150. No assurances can be provided that this request will be approved. We have also initiated the MIRROR trial, which is a Phase III, double-blind placebo controlled study for centers outside the United States. The SEISMIC, MYOHEART, MARVEL and MIRROR Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (MyoCell with SDF-1) called the REGEN trial, during the first quarter of 2010. Advancement of the MyoCell and MyoCell SDF-1 clinical development programs is contingent, among many factors, upon the Company obtaining access to sufficient funding to execute the necessary clinical trials to achieve proof of efficacy and regulatory authorization to market such products. The Company is also presently seeking a joint development partner for its MyoCell SDF-1 product candidate.

AdipoCell

Bioheart has successfully completed various trials using adipose stem cells. We have completed the Phase 1 Angel Trial for AdipoCell (adipose derived stem cells) in congestive heart failure patients. Five patients were enrolled and treated in the second quarter of 2013. At the twelve (12) month time point, patients demonstrated a statistically significant average improvement in ejection fraction (“EF”) by echocardiogram.

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

The adipose cells have also been utilized in a phase I trial in Europe for critical limb ischemia (n=20). Patients enrolled in the trial were already on the list for amputation. The cells were directly injected into the affected limbs in an effort to prevent the amputation. Seventy-five percent of the patients were able to avoid amputation and progressed to wound healing. No adverse events or complications were reported or linked to the cell therapy.

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease.

In the second quarter of 2014, we announced the treatment of a patient in Honduras with congestive heart failure using AdipoCell and MyoCell. We believe that this was the first patient treated in the world using a combination of stem cells.

We have begun two clinical trials in India. The first cardiac patient has successfully been enrolled and treated in India using AdipoCell or adipose derived stem cells. The second trial will involve the combination of AdipoCell and MyoCell or muscle derived stem cells for congestive heart failure patients. These trials are active and ongoing.

We intend to focus our regulatory approvals with the FDA on two different indications: critical limb ischemia and rheumatoid arthritis. The Adipocell treatment will follow a device pathway with the US FDA and include the submission of an IDE.

Business Strategy

Bioheart’s mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and personalized cellular therapeutic treatments.

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required Bioheart to adapt its mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, Bioheart has developed a multifaceted portfolio of revenue generating products and services in its US Stem Cell Training,Vetbiologics,and US Stem Cell Clinic, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need venture financings – a modern biotechnology company development strategy.

Today, Bioheart is a combination of opportunistic business enterprises. We estimate that the products and services we offer through US Stem Cell Training, Vetbiologics, and US Stem Cell Clinics has the potential, although we cannot provide assurances as to if and when it will be accomplished, to drive up to $100 million dollars in cumulative peak annual revenues. What we are establishing is a foundation of value in the products and services we are and plan to sell from US Stem Cell Training, Vetbiologics, and US Stem Cell clinics. Our strategy is to expand the revenues generated from each of these operating divisions and to reinvest the profits we generate into our Bioheart clinical development pipeline.

On January 29th, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will apply our ADIPOCELL technology to the treatment of critical limb ischemia. Additionally, we have expanded and diversified our clinical development pipeline to include autoimmune disease, specifically applying ADIPOCELL to the treatment of Rheumatoid Arthritis (RA). We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to the Company, and will ultimately enhance shareholder value.

We will continue to evaluate and act upon opportunities to increase our top line revenue position and that correspondingly increase cash in-flows. These opportunities include but are not limited to the development and marketing of new products and services, mergers and acquisitions, joint ventures, licensing deals and more.

Further, if the opportunity presents itself whereby the Company can raise additional capital at a reasonable fair market value, the Company will do so. Accordingly, we plan to continue in our efforts to restructure, equitize or eliminate legacy balance sheet issues that are obstacles to market capitalization appreciation and capital fund raising.

US STEM CELL TRAINING

US Stem Cell Training offers a variety of continuing medical education (CME) courses for physicians and other health care professionals. These courses include didactic lecture series and hands-on clinical techniques in the field of regenerative medicine. We are currently hosting these courses throughout the United States and in multiple countries. These courses are also available in an online format. Pricing currently ranges from $500-$7500 depending on the location and modules.

BIOHEART, INC

Bioheart markets several products to physicians for in clinic regenerative medicine use. These products include equipment (centrifuges, heating block, laminar hood, autoclave) necessary to separate and obtain cellular medicine therapies. We are also providing a variety of materials necessary to obtain fat and/or bone marrow including cannulas, trocars, syringes and other supplies. Bioheart also supplies laboratory kits for processing adipose and bone marrow tissue to obtain a mixture of cells for use in clinic. These kits include disposables and reagents and are prepared according to FDA cGMPs. Bioheart also provides banking services to patients interested in storing their fat or bone marrow and the cells from this tissue. Bioheart is a registered FDA tissue bank in good standing.

VETBIOLOGICS

Vetbiologics is focused on providing regenerative medicine therapies to veterinarians for use in both small and large animals. We provide a complete regenerative medicine package which includes training, equipment and supplies necessary for in clinic cell therapy. We sell kits for isolating stem cells from bone marrow and fat. We also provide kits for isolating platelet rich plasma. The kits include all of the disposables and reagents necessary and are produced according to FDA cGMPs. Vetbiologics is also working on several off the shelf type products including an allogeneic stem cell source.

US STEM CELL CLINIC, LLC.

US Stem Cell Clinic LLC, a partly owned investment, is offering in-clinic regenerative medicine treatments to patients suffering from degenerative diseases. Adipose stem cells can be obtained from the patient easily, abundantly, and with minimal patient discomfort. Clinical applications for patients can be performed in an office setting safely, legally, and ethically using autologous adipose-derived stem cells. Current applications include orthopedic conditions (tendon/ligament injuries, osteoarthritis, etc.), degenerative conditions (COPD, diabetes), neurological (MS, Parkinson’s, spinal cord injuries, autism, etc.) and auto-immune (RA, Crohn’s, colitis, lupus). Pricing depends on application and ranges from $5000 to $12000.

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

MyoCell is no longer protected by patents, which means that competitors will be free to sell products that incorporate the same or similar technologies that are used in MyoCell without infringing our patent rights.  As a result, MyoCell, if approved for use, may be vulnerable to competition. In addition, many of the patent and patent applications that have been licensed to us that pertain to our other product candidates do not cover certain countries within Europe.

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

In 2007, Bioheart signed a Letter of Intent with Ono Pharmaceutical which provided rights to conduct clinical development and testing of MyoCell SDF-1 to determine the effectiveness of MyoCell SDF-1 for the treatment of damaged myocardium and tissues following acute myocardial infarction, coronary arterial diseases or heart failure.  If the results of this testing is deemed successful then the parties agree to enter into good faith negotiations in an effort to reach a definitive license agreement that will allow Bioheart to commercialize its MyoCell SDF-1 product candidate in all territories of the world except Japan.

MyoCath II Patents

In April 2006, we entered into an agreement with Tricardia, LLC pursuant to which Tricardia granted us a sublicenseable license to certain patents and patent applications in the United States, Australia, Canada, Europe and Japan covering the modified injection needle we intend to use as part of MyoCath II, or the MyoCath II Patents, in exchange for a one-time payment of $100,000. Our license covers and is exclusive with respect to products developed under the MyoCath II Patents for the delivery of therapeutic compositions to the heart. Unless earlier terminated by mutual consent of the parties, our agreement with Tricardia will terminate upon the expiration date of the last MyoCath II Patent. Tricardia has the obligation to take all actions necessary to file, prosecute and maintain the MyoCath II Patents. We are required to reimburse Tricardia, on a pro-rata basis with other licensees of Tricardia of the MyoCath II Patents, for all reasonable out-of-pocket costs and expenses incurred by Tricardia in prosecuting and maintaining the MyoCath II Patents. To the extent Tricardia determines not to initiate suit against any infringer, we have the right, but not the obligation, to commence litigation for such alleged infringement with respect to any jurisdiction or, in the alternative, the agreement will be automatically amended to exclude such jurisdiction.

Adipose-stem cell therapies

We previously partnered with the Global Stem Cell Group to market and make available our AdipoCell adipose derived stem cell therapies to all doctors across the U.S. and in foreign markets.  On November 26, 2014, we terminated our relationship with Global Stem Cell Group.

GOVERNMENT REGULATION

The health care industry is one of the most highly regulated industries in the United States and abroad. Various governmental regulatory authorities, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of health care products and services. The following is a general description of certain current laws and regulations that are relevant to our business.

HCT/P Regulations

Manufacturing facilities that produce cellular therapies are subject to extensive regulation by the FDA. In particular, FDA regulations set forth requirements pertaining to establishments that manufacture human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Title 21, Code of Federal Regulations, Part 1271 provides for a unified registration and listing system, donor-eligibility, current Good Tissue Practices (“cGTP”), and other requirements that are intended to prevent the introduction, transmission, and spread of communicable diseases by HCT/Ps. More specifically, key elements of Part 1271 include:

• Registration and listing requirements for establishments that manufacture HCT/Ps;

• Requirements for determining donor eligibility, including donor screening and testing;

• cGTP requirements, which include requirements pertaining to the manufacturer’s quality program, personnel, procedures, manufacturing facilities, environmental controls, equipment, supplies and reagents, recovery, processing and process controls, labeling, storage, record-keeping, tracking, complaint files, receipt, pre-distribution shipment, distribution, and donor eligibility determinations, donor screening, and donor testing;

• Adverse reaction reporting;

• Labeling of HCT/Ps; and

• FDA inspection, retention, recall, destruction, and cessation of manufacturing operations.

Bioheart and its affiliated entities currently collects, processes, stores and manufactures HCT/Ps, including the manufacture of cellular therapy products. Therefore, Bioheart must comply with cGTP and with the current Good Manufacturing Practices (“cGMP”) requirements that apply to biological products. Cell and tissue based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use. Management believes that requirements pertaining to premarket approval, do not currently apply to Bioheart because those entities are not currently investigating, marketing or selling cellular therapy products. If Bioheart changes its business operations in the future, the FDA requirements that apply to Bioheart may also change.

Federal Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments (“CLIA”) extends federal oversight to clinical laboratories that examine or conduct testing on materials derived from the human body for the purpose of providing information for the diagnosis, prevention, or treatment of disease or for the assessment of the health of human beings. CLIA requirements apply to those laboratories that handle biological matter. CLIA requires that these laboratories be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to biennial inspections, and remit fees. The sanctions for failure to comply with CLIA include suspension, revocation, or limitation of a laboratory’s CLIA certificate necessary to conduct business, fines, or criminal penalties. Additionally, CLIA certification may sometimes be needed when an entity, such as Bioheart, desire to obtain accreditation, certification, or license from non-government entities for cord blood collection, storage, and processing. However, to the extent that any of the activities of Bioheart (for example, with regard to processing or testing blood and blood products) require CLIA certification, Bioheart intends to obtain and maintain such certification and/or licensure.

Stem Cell Therapeutic and Research Act of 2005

The Stem Cell Therapeutic and Research Act of 2005 established a national donor bank of cord blood and created a national network for matching cord blood to patients. The National Marrow Donor Program (NMDP) carries out this legislation, which entails acting as the nation’s Cord Blood Coordinating Center and actively recruiting parents for cord blood donations. The NMDP also administers the National Cord Blood Inventory (NCBI), which has a goal of collecting 150,000 cord blood units that could be used to treat patients all over the United States. Importantly, the legislation also authorized federal funding to support the legislation’s goals for collecting cord blood units.

Pharmaceutical and Biologic Products

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising promotion, distribution, marketing, import and export of biological products such as MyoCell . The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of MyoCell or any future product candidates. In addition, these regulations may change and our product candidates may be subject to new legislation or regulations.

In the United States, pharmaceutical and biologic products, including cellular therapies, are subject to extensive pre- and post-market regulation by the U.S. FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHS Act. However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application (“BLA”), rather than a New Drug Application (“NDA”), for market authorization. However, the application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs.

Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application (“IND”), which must become effective before clinical testing can commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

Submission of an IND may not result in FDA authorization to initiate a clinical trial if FDA raises concerns or questions about the design of the clinical trial or the preclinical or manufacturing information supporting it, including concerns that human research subjects will be exposed to unreasonable health risks. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations; good clinical practice, or GCP, as set forth in FDA guidance, which is meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Sponsors of clinical trials of FDA regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in four sequential phases, but the phases may overlap.

• Phase 1: Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients when the drug or biologic is too toxic to be ethically given to healthy individuals.

• Phase 2: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

• Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. In most cases FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

• Phase 4: In some cases, FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA or BLA approval. In other cases, a sponsor may voluntarily carry out additional trials post approval to gain more information about the drug or biologic. Such post approval trials are typically referred to as Phase 4 studies.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs or BLAs is additionally subject to a substantial application user fee, currently exceeding $2,169,000, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review drug or biologic products are reviewed within ten to twelve months; most applications for priority review drugs or biologics are reviewed in six to eight months. FDA can extend these reviews by three months. Priority review can be applied to drugs or biologics that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for products intended to treat a serious or life-threatening disease relative to the currently approved products.

The FDA may refer applications for novel drug or biologic products, or drug or biologic products which present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP - a quality system regulating manufacturing - is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug or biologic is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.

Additional Controls

The PHS Act also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.

Biosimilars

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. This is conceptually similar to the established process for generic drug approval in that it attempts to minimize duplicative testing. Biosimilarity, which requires that there be no differences in conditions of use, route of administration, dosage form, and strength and there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. Interchangeability requires that a product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. No biosimilar or interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger and often more complex structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the same condition for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is no legal challenge, (iii) 18 months after the resolution in the first interchangeable applicant’s favor of a lawsuit challenging the reference biologics’ patents, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a lawsuit is ongoing within the 42 month period.

Post-Approval Regulation

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the product drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. The requirement for a REMS can materially affect the potential market and profitability of the product.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA or NDA supplement or BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements and BLA supplements as it does in reviewing NDAs or BLAs. The FDA has broad enforcement authority under the FDC Act, and failure to abide by these regulations can result in enforcement action, including the issuance of a Warning Letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal civil and criminal investigations, prosecutions and penalties. State enforcement actions relating to promotional violations are also becoming more common.

Adverse experiences associated with the use of the drug must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

Current Good Manufacturing Practices (cGMP) Standards

The FDA Act and FDA regulations govern the quality control, manufacture, packaging, and labeling procedures of products regulated as a drug or biological product, including cellular therapies comprised of HCT/Ps. These laws and regulations include requirements for cGMP. These requirements are designed to ensure that a facility’s processes - and products resulting from those processes - meet defined safety requirements. The cGMP requirements, are federal regulations that govern the manufacture, processing, packaging and holding of drug and cell therapy products.

The objective of compliance with cGMP standards is to protect the public health and safety by ensuring that products (i) have the identity, strength, quality and purity that they purport or are represented to possess; (ii) meet their specifications; and (iii) are free of objectionable microorganisms and contamination.

A central focus of the cGMP requirements is to design and build quality into the manufacturing processes and the facilities in which products are produced and to ensure the consistency, product integrity, and reproducibility of results and product characteristics. This is done by implementing quality systems and processes including specifications and documentation.

In addition, drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Failure to comply with applicable FDA requirements can result in regulatory inspections and associated observations, warning letters, other requirements of remedial action, and, in the case of failures that are more serious, suspension of manufacturing operations, seizure, injunctions, product recalls, fines, and other penalties. We believe that our facilities are in material compliance with applicable existing FDA requirements.

Additionally, FDA, other regulatory agencies, or the United States Congress may be considering, and may enact laws or regulations regarding the use and marketing of stem cells, cell therapy products, or products derived from human cells or tissue. These laws and regulations can affect us directly or the business of some of Bioheart’s clients and therefore the amount of business Bioheart receives from these clients.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers or deferrals for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity-patent or non-patent-for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition - generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Other Health Care Regulations

Health Privacy Laws

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), require health care plans, health care providers and health care clearinghouses, collectively defined under HIPAA as “Covered Entities,” to comply with standards for the use and disclosure of health information within such organizations and with third parties. These include standards for:

• Common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures;

• Unique identifiers for providers, employers, health plans and individuals; and

• Security and privacy of health information.

Although the obligations of HIPAA only apply directly to Covered Entities, any Covered Entity that uses third parties (referred to in HIPAA as “Business Associates”) to perform functions on its behalf involving the creation or use of certain patient health information is required to have a contract with the Business Associate that limits the use and disclosure of such information by the Business Associate.

HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals’ health information. These laws’ requirements could further complicate Bioheart’s ability to obtain necessary research data from its collaborators. In addition, certain state privacy and genetic testing laws may directly regulate our research activities, affecting the manner in which we use and disclose individuals’ health information, potentially increasing the cost of doing business, and exposing us to liability claims. In addition, patients and research collaborators may have contractual rights that further limit our ability to use and disclose individually identifiable health information. Claims that we violated individuals’ privacy rights or breached its contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm the business.

While we believe that the current business operations of Bioheart would not cause either of them to be considered a Covered Entity, there is a risk that due to conflicting interpretations of the regulations, Bioheart may be deemed to be a Covered Entity. If Bioheart is a Covered Entity, there is a risk of liability that Bioheart may not be complying fully with all HIPAA requirements. Bioheart has signed Business Associate Agreements where requested by Bioheart’s customers who are Covered Entities, which would require compliance with certain privacy and security requirements relating to individually identifiable health information created or used in connection with such relationships. Bioheart is in substantial compliance with such Business Associate Agreements. However, given the law’s complexity and the possibility that the regulations may change and may be subject to changing and even conflicting interpretation, Bioheart’s ability to comply fully with all of the HIPAA requirements and requirements of its Business Associate Agreements is uncertain. Further, as a result of amendments the HITECH Act, Bioheart’s compliance burden has increased and they will be subject to audit and enforcement by the federal government and, in some cases, by state authorities. Further, they are obligated to publicly disclose wrongful disclosures or losses of personal health information.

Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal prosecution, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of States also have statutes or regulations similar to the federal anti-kickback statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Affordable Care Act

In late March 2010, the Federal government enacted the comprehensive health care reform package, the Affordable Care Act. Among other provisions, the Affordable Care Act imposes individual and employer health insurance requirements, provides certain insurance subsidies (e.g., premiums and cost sharing), mandates extensive insurance market reforms, creates new health insurance access points (e.g., State and federal-based health insurance exchanges), expands the Medicaid program, promotes research on comparative clinical effectiveness of different technologies and procedures, and makes a number of changes to how products and services will be reimbursed by the Medicare program. Amendments to the Federal False Claims Act under the Affordable Care Act have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies, under which the whistleblower may be entitled to receive a percentage of any money paid to the government.

There are a number of provisions in the Affordable Care Act that may directly impact our customers and, therefore, indirectly affect us. For example, the Affordable Care Act expands the number of individuals that will be covered by either private or public health insurance, which may, in turn, increase the pool of potential purchasers for our customers’ products to the extent they are reimbursable by private or public health insurance. The Affordable Care Act also requires health insurance issuers in the individual and small group markets to cover certain “essential health benefits,” which include prescription drugs and which may increase coverage for our customers’ products. In addition, the Affordable Care Act reduces income and raises costs for our customers through, for instance, the imposition of drug price discounts for Medicare Part D enrollees in the “donut hole” and the imposition of an annual fee on prescription drug and biologic manufacturers. Such provisions may cause our customers to seek to restrain costs in other areas, including the services that we provide. The effective dates of the various provisions within the Affordable Care Act are staggered over the next several years, with some changes occurring immediately. Much of the interpretation of the Affordable Care Act will be subject to administrative rulemaking, the development of agency guidance, and court interpretation.

Other Applicable Laws

In addition to those described above, other federal and State laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:

• state and local licensure, registration and regulation of laboratories, the processing and storage of human cells and tissue, and the development and manufacture of pharmaceuticals and biologics;

• other laws and regulations administered by the United States FDA, including the Federal Food, Drug, and Cosmetic Act and related laws and regulations and the Public Health Service Act and related laws and regulations;

• laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;

• state laws and regulations governing human subject research;

• federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services and State Medicaid agencies;

• the federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;

• the federal physician self-referral prohibition commonly known as the Stark Law, and State equivalents of the Stark Law;

• Occupational Safety and Health Administration (“OSHA”) requirements;

• state and local laws and regulations dealing with the handling and disposal of medical waste; and

• the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations.

Other Regulations

We are also subject to various local, State and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. These laws include, but are not limited to, the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, there can be no assurances that accidental contamination or injury to employees and third parties from these materials will not occur. Our insurance program does not include environmental coverage.

Regulation in the European Union

In the European Union, or EU, medicinal products, including advanced therapy medicinal products, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. Advanced therapy medicinal products comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to regenerate, repair or replace a human tissue. We anticipate that our cell therapy products in development, including MyoCell , would be regulated as advanced therapy medicinal products in the EU.

Clinical Trials

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under proposed new rules, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.

The sponsor of a clinical trial must register the clinical trial in advance, and information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial will be made public as part of the registration. The results of the clinical trial must be submitted to the competent authorities and, with the exception of non-pediatric Phase 1 trials, will be made public at the latest within 12 months after the end of the trial.

During the development of a medicinal product, the European Medicines Agency, or EMA, and national medicines regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned. To date, we have not initiated any scientific advice procedures or other discussions with the EMA or any national regulatory authorities in the EU.

Marketing Authorizations

After completion of the required clinical testing, we must obtain a marketing authorization before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the non-clinical and clinical information in marketing authorization dossiers, including the full clinical study reports, in response to freedom of information requests after the marketing authorization has been granted. The EMA is currently considering a procedure under which clinical study reports would be posted on the agency’s website following the grant, denial or withdrawal of a marketing authorization application, subject to procedures for limited redactions and protection against unfair commercial use. A similar requirement is contained in a draft new Regulation on Clinical Trials that is expected to become applicable in mid-2016 or later.

The centralized procedure gives rise to marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU member states, comprise the European Economic Area, or EEA. Applicants file marketing authorization applications with the EMA, where they are reviewed by a relevant scientific committee, in most cases the CHMP. The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance (not yet approved) indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as cell therapy medicines. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance (not yet approved), (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorization under the centralized procedure would be in the interest of public health.

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EU member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EU member states; and (3) the mutual recognition procedure, which must be used if the product has already been authorized in at least one other EU member state, and in which the EU member states are required to grant an authorization recognizing the existing authorization in the other EU member state, unless they identify a serious risk to public health. A national procedure is only possible for one member state; as soon as an application is submitted in a second member state the mutual recognition or decentralized procedure will be triggered.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days.

Data Exclusivity

Marketing authorization applications for generic medicinal products do not need to include the results of pre-clinical and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate pre-clinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products, or COMP, may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product, unless it offers a significant clinical benefit. This period may be reduced to 6 years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The EMA is currently preparing guidance on assessing similarity of active ingredients for purposes of orphan exclusivity. It is possible that for biological products a narrow interpretation of similarity will be adopted.

Pediatric Development

In the EU, companies developing a new medicinal product must agree to a Pediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies ( e.g. because the relevant disease or condition occurs only in adults). The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-Approval Controls

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. Risk management plans and PSURs are routinely available to third parties requesting access, subject to limited redactions.

All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Manufacturing

Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorization from the competent national authority. The manufacturer or importer must have a qualified person, or QP, who is responsible for certifying that each batch of product has been manufactured in accordance with EU standards of good manufacturing practice, or GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Human Cells and Tissues

Human cells and tissues that are intended for human applications but that do not fall within the scope of rules governing medicinal products or medical devices are not subject to premarket review and approval, nor do they require extensive preclinical and clinical testing. However, there are EU rules governing the donation, procurement, testing and storage of human cells and tissues intended for human application, whether or not they are advanced therapy medicinal products. These rules also cover the processing, preservation and distribution of human cell and tissues that are not advanced therapy medicinal products. Establishments that conduct such activities must be licensed and are subject to inspection by regulatory authorities. Such establishments must implement appropriate quality systems and maintain appropriate records to ensure that cells and tissues can be traced from the donor to the recipient and vice versa. There are also requirements to report serious adverse events and reactions linked to the quality and safety of cells and tissues. More detailed rules may exist at the national level.

Named Patient Sales

The EU medicines rules allow individual member states to permit the supply of a medicinal product without a marketing authorization to fulfill special needs, where the product is supplied in response to a bona fide unsolicited order, formulated in accordance with the specifications of a healthcare professional and for use by an individual patient under his direct personal responsibility. This may in certain countries also apply to products manufactured in a country outside the EU and imported to treat specific patients or small groups of patients. In addition, advanced therapy medicinal products do not need a marketing authorization if they are prepared on a non-routine basis and are used within the same EU member state in a hospital in accordance with a medical prescription for an individual patient.

These exemptions may allow us to make limited sales of our products before we obtain a marketing authorization in the EU. However, the exemptions could also allow our competitors to make sales without having obtained a marketing authorization and without undergoing the expense of clinical trials, especially if those competitors have cell processing facilities in the relevant EU member state. Similarly, certain hospitals may be able to compete with us on the basis of these rules.

Pricing and Reimbursement

Governments influence the price of medicinal products in the EU through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Regulation in Other Countries

We intend to seek to market our products in jurisdictions outside the United States and the EU. Most of these jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the United States or EU. Any such considerations are in the early stages.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the website at http://www.sec.gov. The public may also read and copy any document we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time .The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Note Regarding Forward Looking Statements.”

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2015 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2014, we had cash and cash equivalents of approximately $36,674 and an accumulated capital deficit of approximately $120,434,494. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

If we are unable to secure additional financing in the near term, we may be forced to:

•	curtail or abandon our existing business plans;
•	reduce our headcount;
•	default on our debt obligations;
•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or
•	cease our operations.

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

Our independent registered public accounting firm issued its report dated March 16th, 2015 in connection with the audit of our financial statements as of December 31, 2014, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2014 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2014, we have accumulated a deficit of approximately $120.4 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

•	We have invested a significant portion of our efforts and financial resources in our MyoCell product candidate and depend heavily on its success. MyoCell is currently in the clinical testing stage of development, although we have suspended work under our clinical trials as we seek to raise sufficient funds to complete the trials.

•	We need to devote significant additional research and development, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure.

•	We are likely to encounter hurdles and unexpected issues as we proceed in the development of MyoCell and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

•	our product candidates will be deemed ineffective, unsafe or will not receive regulatory approvals;

•	our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance

•	others will hold proprietary rights that will prevent us from marketing our product candidates; or

•	our competitors will market products that are perceived as equivalent or superior.

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
29

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
30

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

Risks Related to the Transactions with Magna Equities II, LLC

Funding from our Purchase Agreement with Magna Equities II, LLC may be limited or insufficient to fund our operations or to implement our strategy.

Under our Purchase Agreement with Magna Equities II, LLC, and following December 22, 2014, the date of effectiveness of the registration statement of the shares underlying the Purchase Agreement , and subject to other conditions, we may direct Magna Equities II, LLC to purchase up to $3,000,000 of our shares of common stock over a 24-month period. Although the Purchase Agreement provides that we may sell up to $3,000,000 of our common stock to Magna Equities II, LLC, only 143,812,591 shares of our common stock were offered under the prospectus of the Registration Statement and disclosed in the Purchase Agreement, which represents (i) 31,000,000 shares of common stock that may be issued to Magna Equities II, LLC upon conversion of the Convertible Note, (ii) 12,000,000 shares of common stock that we issued to Magna Equities II, LLC as Initial Commitment Shares on October 27, 2014, (iii) a maximum of 15,890,872 shares of common stock that we may be required to issue to Magna Equities II, LLC as Additional Commitment Shares and (iv) 87,812,591 shares of common stock that we may issue to Magna Equities II, LLC as Shares pursuant to draw downs under the Purchase Agreement.

At an assumed purchase price of $0.01460 (equal to 93% of the closing price of our common stock of $0.01570 on November 10, 2014), and assuming the sale by us to Magna Equities II, LLC of all of the 87,812,591 Shares, or approximately 15.7% of our issued and outstanding common stock, including the issuance of such shares, being registered hereunder pursuant to draw downs under the Purchase Agreement, we would receive only approximately $1,282,064 in gross proceeds. Furthermore, we may receive substantially less than $1,282,064 in gross proceeds from the financing due to our share price, discount to market and other factors relating to our common stock. If we elect to issue and sell more than the 87,812,591 Shares offered to Magna Equities II, LLC, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional Shares, which could cause additional substantial dilution to our stockholders. Based on the above assumptions, we would be required to register an additional approximately 117,666,849 shares of our common stock to obtain the balance of $1,717,936 of the Total Commitment that would be available to us under the Purchase Agreement. We currently have authorized and available for issuance 2,000,000,000 shares of our common stock pursuant to our charter. Depending on the price at which Shares are ultimately sold, we may have to increase the number of our authorized shares in order to issue Shares to Magna Equities II, LLC.

There can be no assurance that we will be able to receive all or any of the Total Commitment from Magna Equities II, LLC because the Purchase Agreement contains certain limitations, restrictions, requirements, conditions and other provisions that could limit our ability to cause Magna Equities II, LLC to buy common stock from us. For instance, we are prohibited from issuing a Draw Down Notice if the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, or the sale of Shares pursuant to the Draw Down Notice would cause us to sell or Magna Equities II, LLC to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by Magna Equities II, LLC of more than 9.99% of our common stock (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder). Moreover, there are limitations with respect to the frequency with which we may provide Draw Down Notices to Magna Equities II, LLC under the Purchase Agreement. Also, as discussed above, there must be an effective registration statement covering the resale of any Shares to be issued pursuant to any draw down under the Purchase Agreement,. These registration statements may be subject to review and comment by the staff of the Commission, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured.

The extent to which we rely on Magna Equities II, LLC as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Magna Equities II, LLC were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all $3,000,000 of common stock under the Purchase Agreement with Magna Equities II,

LLC, we will still need additional capital to fully implement our current business, operating plans and development plans.

The sale or issuance of our common stock to Magna Equities II, LLC at a discount may cause substantial dilution and the resale of the shares of common stock by Magna Equities II, LLC into the public market, or the perception that such sales may occur, could cause the price of our common stock to fall.

Under the Purchase Agreement with Magna Equities II, LLC, and following December 22, 2014, the date of effectiveness of the registration statement of the shares underlying the Purchase Agreement, and subject to other conditions, we may direct Magna Equities II, LLC to purchase up to $3,000,000 of our shares of common stock over a 24-month period. We are registering an aggregate of 143,812,591 (including 12,000,000 shares already issued) shares of common stock in the registration statement of which this prospectus is a part pursuant to the Registration Rights Agreement, representing shares which have been and may be issuable to Magna Equities II, LLC under the Purchase Agreement and shares underlying the Convertible Note we issued to Magna Equities II, LLC. Notwithstanding Magna Equities II, LLC’s beneficial ownership limitation set forth in the Purchase Agreement and the Convertible Note, if all of the 143,812,591 shares offered under that prospectus were issued and outstanding as of the effective date of the registration statement, such shares would represent approximately 20.7% of the total number of shares of our common stock outstanding and 20.9% of the total number of outstanding shares of our common stock held by non-affiliates, in each case as of November 20, 2014. The number of shares ultimately offered for sale by Magna Equities II, LLC under that prospectus is dependent upon a number of factors, including the extent to which Magna Equities II, LLC converts the Convertible Note into shares of our common stock and the number of Shares we ultimately issue and sell to Magna Equities II, LLC under the Purchase Agreement. Because the actual purchase price for the Shares that we may sell to Magna Equities II, LLC will fluctuate based on the market price of our common stock during the term of the Purchase Agreement, we are not able to determine at this time the exact number of shares of our common stock that we will issue under the Purchase Agreement and, therefore, the exact number of shares we will ultimately register for resale under the Securities Act.

Specifically, because the per share purchase price for the Shares subject to a Draw Down Notice will be equal to a 7% discount to certain trading prices of our common stock as set forth in the Purchase Agreement, Magna Equities II, LLC will pay less than the then-prevailing market price for our common stock, and the actual purchase price for the Shares that we may sell to Magna Equities II, LLC will fluctuate based on the VWAPs and closing prices of our common stock during the term of the Purchase Agreement. As a result of this discount, Magna Equities II, LLC may have a financial incentive to sell our common stock immediately to realize the profit equal to the difference between the purchase price and the market price. If Magna Equities II, LLC sells the common stock, the market price of our common stock could decrease. If the market price of our common stock decreases, Magna Equities II, LLC may have a further incentive to sell the common stock that it holds. These sales may have a further impact on the market price of our common stock.

Moreover, there is an inverse relationship between the market price of our common stock and the number of shares of our common stock that may be sold pursuant to the Purchase Agreement. That is, the lower the market price, the more shares of our common stock that may be sold under the Purchase Agreement. Accordingly, if the market price of our common stock decreases (whether such decrease is due to sales by Magna Equities II, LLC in the market or otherwise) and, in turn, the purchase price of our common stock sold to Magna Equities II, LLC under the Purchase Agreement decreases, this could allow Magna Equities II, LLC to receive greater numbers of shares of our common stock pursuant to draw downs under the Purchase Agreement. Although the number of shares of our common stock that our existing stockholders own will not decrease, the common stock owned by our existing stockholders will represent a smaller percentage of our total outstanding shares after any such sales to Magna Equities II, LLC. Depending on market liquidity at the time, the sale of a substantial number of shares of our common stock to Magna Equities II, LLC at a discount to the then-prevailing market price for our common stock under the Purchase Agreement, and the resale of such shares by Magna Equities II, LLC into the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decline, result in substantial dilution to existing stockholders and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

You may experience immediate and substantial dilution in the net tangible book value per share of the common stock you purchase.

The price per share of our common stock being offered pursuant to the Purchase Agreement may be substantially higher than the net tangible book value per share of our common stock. Therefore, if you purchase shares of common stock at the current market value, you may suffer immediate and substantial dilution in the pro forma net tangible book value per share of common stock..

We may use the net proceeds from sales of our common stock to Magna Equities II, LLC pursuant to the Purchase Agreement in ways with which you may disagree.

We intend to use the net proceeds from sales of our common stock to Magna Equities II, LLC pursuant to the Purchase Agreement for working capital and general corporate purposes. As of the date of this report , we cannot specify with certainty all of the particular uses of the proceeds from sales of common stock to Magna Equities II, LLC pursuant to the Purchase Agreement. Accordingly, we will have significant discretion in the use of the net proceeds of sales of common stock to Magna Equities II, LLC pursuant to the Purchase Agreement. It is possible that we may allocate the proceeds differently than investors in this offering desire or that we will fail to maximize our return on these proceeds. We may, subsequent to this offering, modify our intended use of the proceeds from sales of common stock to Magna Equities II, LLC pursuant to the Purchase Agreement to pursue strategic opportunities that may arise, such as potential acquisition opportunities. You will be relying on the judgment of our management with regard to the use of the net proceeds from the sales of common stock to Magna Equities II, LLC pursuant to the Purchase Agreement, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. Any failure to apply the proceeds from sales of common stock to Magna Equities II, LLC pursuant to the Purchase Agreement effectively could have a material adverse effect on our business and cause a decline in the market price of our common stock.

Risks Related to Our Common Stock

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

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

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

Item B. Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

Item 2. Properties

Our headquarters are located in Sunrise, Florida and consists of 4,860 square feet of space, which we lease at a current rent of approximately $82,620 per year. The lease expired in January 2013. In January 2013, the Company amended its facility lease to extend the term of the lease until April 30, 2013. In April 2013, the Company amended its facility lease to extend the term of the lease until August 15, 2013. In September 2013, the Company amended its facility lease to extend the term until August 2016.

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

Item 3. Legal Proceedings

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company.

Other than the above, we are not presently engaged in any material litigation pursuant to Item 103 of Regulation S-K. However, the biotechnology and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Markets under the symbol “BHRT.QB”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2013
	High	Low
First Quarter	$0.0565	$0.012
Second Quarter	$0.0474	$0.020
Third Quarter	$0.0300	$0.010
Fourth Quarter	$0.0135	$0.007

	Fiscal Year 2014
	High	Low
First Quarter	$0.080	$0.009
Second Quarter	$0.055	$0.020
Third Quarter	$0.038	$0.023
Fourth Quarter	$0.025	$0.011

Holders

As of December 31, 2014, there were approximately 445 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	66,925,209	0.056	96,560,000
Equity compensation plans not approved by security holders (2)	150,564,999	0.170	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

•	a warrant issued to Tissue Genesis, Inc. to purchase 1,544,450 shares of our common stock at $7.69 per share, which expires in December 2026 (See Note 3 “Collaborative License and Research/Development Agreements” of the Notes to the Financial Statements);

•	warrants issued to the Guarantors in connection with the former Bank of America Loan to purchase an aggregate of 764,519 shares of our common stock at $7.69 per share, which expire at various dates from May 2017 through October 2017 (See Note 6 “Notes Payable – Seaside Bank” of the Notes to the Financial Statements);

•	a warrant issued to one of our officers to purchase 188,423 shares of our common stock at $5.67 per share, which expires in August 2016;

•	warrants issued to BlueCrest Capital in connection with the BlueCrest Loan to purchase an aggregate of 3,137,838 shares of our common stock at prices ranging from $7.69 to $0.53 per share, which expire at various dates April 2019 through December 2019 (See Note 6 “Notes Payable – BlueCrest Capital Finance Note Payable” of the Notes to the Financial Statements);

•	a warrant issued to a strategic partner to purchase 32,515 shares of our common stock at $7.69 per share, which expires in February 2016;

•	warrants issued to consultants to purchase an aggregate of 154,411 shares of our common stock at prices ranging from $1.09 to $6.00 per share, which expire at various dates through September 2017;

•	warrants issued in connection with Short Term Payables to purchase an aggregate of 475,043 shares of our common stock at prices ranging from $0.61 to $0.5321 per share, which expire at various dates April 2019
42

through September 2019 (See Note 6 “Notes Payable – Short-term Note Payable” of the Notes to the Financial Statements);

•	warrants issued in connection with our private placements in 2011 to purchase an aggregate of 20,437,034 shares of our common stock at prices from $0.03 to $0.65 per share expiring three to six years from the date of issuance.

•	warrants issued in connection with forbearance agreement relating to our debt obligations in 2012 to purchase an aggregate of 20,000,000 shares of our common stock at prices from $0.014 to $0.02 per share expiring ten years from the date of issuance.

•	warrants issued in connection with our private placements in 2013 to purchase an aggregate of 50,350,536 shares of our common stock at prices from $0.011 to $0.0299 per share expiring ten years from the date of issuance.

•	8,000,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $0.0217 for four years vesting from June 8, 2014 through March 10, 2016.
•	4,000,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $0.0481 for four years vesting from July 6, 2014 through April 6, 2017.

•	4,000,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $0.0157 for four years vesting May 27, 2015.

•	warrants issued in connection with our private placements in 2014 to purchase an aggregate of 42,833,512 shares of our common stock at prices from $0.011 to $0.02325 per share expiring ten years from the date of issuance.

Recent Sales of Unregistered Securities

In 2014, the Company sold an aggregate of 42,066,606 shares of the Company’s common stock and warrants to purchase 42,833,512 shares of the Company’s common stock for aggregate gross cash proceeds of $479,625. The warrants are (i) exercisable solely for cash at an exercise price of ranging from $0.11 to $0.02325 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2014 or 2013.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 16th, 2015 in connection with the audit of our financial statements as of December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidates are MyoCell and AdipoCell. MyoCell is an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. AdipoCell is an innovative cell therapy with multiple possible treatment applications using autologous adipose cells. We are presently investigating the use of adipose cells in the treatment of critical limb ischemia and rheumatoid arthritis

Biotechnology Product Candidates

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

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (Myocell with SDF-1), which we believe was the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN Trial, during the first quarter of 2010. We suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. We are seeking to secure sufficient funds to reinitiate enrollment in the MARVEL and REGEN trials. If we successfully secure such funds, we intend to re-engage a contract research organization, or CRO, investigators and certain suppliers to advance such trials. We have initiated and enrolled our first patient in the MIRROR trial in 2013. The trial is very similar to the MARVEL trial but focuses on sites outside the US. We will continue enrollment in the MIRROR trial once we have secured sufficient funds.

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

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease. In the second quarter of 2014, we announced the treatment of a patient in Honduras with congestive heart failure using AdipoCell and MyoCell. This was the first patient treated in the world using a combination of stem cells. We have begun two clinical trials in India. The first cardiac patient has successfully been enrolled and treated in India using AdipoCell or adipose derived stem cells. The second trial will involve the combination of AdipoCellTM and MyoCell® or muscle derived stem cells for congestive heart failure patients. These trials are active and ongoing.

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

Securities Purchase Agreements

On October 7, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from us, a senior convertible note with an initial principal amount of $307,500 (the “Convertible Note”) for a purchase price of $205,000 (an approximately 33.33% original issue discount). Pursuant to the Purchase Agreement, we issued the Convertible Note to Magna. The Convertible Note matures on August 7, 2015 and, in addition to the approximately 33.33% original issue discount, accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $0.01035 per share. $40,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by us) under certain conditions described in the Purchase Agreement. In connection with the execution of the Purchase Agreement, our company and Magna also entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file an initial registration statement with the SEC to register the resale of the Common Stock into which the Convertible Note may be converted,

On October 23, 2014, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (the “Investor”). The Common

Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $3,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Common Stock Purchase Agreement. In connection with the execution of the Common Stock Purchase Agreement, on the Closing Date, our company and the Investor also entered into a registration rights agreement. We paid to the Investor a commitment fee for entering into the Common Stock Purchase Agreement equal to $150,000 (or 5.0% of the Total Commitment under the Common Stock Purchase Agreement) in the form of 9,109,128 restricted shares of our common stock, calculated using a per share price of $0.016467.

On December 22, 2014, the registration statement of the shares underlying the Purchase Agreement and the Common Stock Purchase Agreement was declared effective by the Securities and Exchange Commission, thus, registering an aggregate of 143,812,591 shares of common stock. During the year ended December 31, 2014, we did not use the draw down on the equity line. Subsequent to December 31, 2104, we issued an aggregate of 19,288,783 shares of our common stock in exchange of $151,763 draw down on the equity line.

Results of Operations Overview

Revenues

We have not generated any material revenues from our MyoCell product candidate. The revenues we have recognized to date are related to (i) sales of MyoCath to ACS and other parties, (ii) fees associated with our assignment to ACS of our rights relating to the Primary MyoCath Patent, (iii) revenues generated from paid registry trials, (iv) revenues from the sale of our now discontinued tissue genesis system and related supplies and (v) revenues generated for providing cell culturing services under exclusive supply agreements. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2016.

We recognized revenues of $2,055,831 in 2014 compared to revenues of $96,085 in 2013. Our revenue in 2014 was generated from the sale of MyoCath catheters, AdipoCell and laboratory services. Our revenues for 2013 were generated from the sale of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath.

Cost of sales was $844,941 in the twelve-month period ended December 31, 2014 compared to $30,831 in the twelve-months ended December 31, 2013.

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

We are focused on the development of a number of autologous cell-based therapies, and related devices, for the treatment of heart damage. Accordingly, many of our costs are not attributable to a specifically identified product candidate. We use our employee and infrastructure resources across several projects, and we do not account for internal research and development costs on a product candidate by product candidate basis. From inception through December 31, 2014, we incurred aggregate research and development costs of approximately $65.4 million (unaudited) related to our product candidates We estimate that at least $48.4 million (unaudited) of these expenses relate to our preclinical and clinical development of MyoCell and at least $5.2 million (unaudited) of these expenses relate to our preclinical and clinical development of MyoCath.

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

Stock-Based Compensation

Stock-based compensation which is included in the Marketing, General and Administrative above, reflects our recognition as an expense of the value of stock options and other equity instruments issued to our employees and non-employees over the vesting period of the options and other equity instruments. We have granted to our employees options to purchase shares of common stock at exercise prices equal to the fair market value of the underlying shares of common stock at the time of each grant, as determined by our Board of Directors, with input from management.

In valuing our common stock, our Board of Directors considered a number of factors, including, but not limited to:

·	our financial position and historical financial performance;
·	the illiquidity of our capital stock;
·	arm’s length sales of our common stock;
·	the development status of our product candidates;
·	the business risks we face;
·	vesting restrictions imposed upon the equity awards;
·	an evaluation and benchmark of our competitors; and
·	the prospects of a liquidity event.

In April 1, 2013, the Board of Directors approved the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to hundred million shares of common stock for issuance, as amended. The 2013 Omnibus Plan was approved by the majority of shareholders at our annual meeting, dated February 2, 2015.

A summary of options at December 31, 2014 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2013	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised	—	$
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Granted	43,148,487		$0.023	10.0
Exercised	—
Forfeited/Expired	(136,221)		$5.2
Options outstanding at December 31, 2014	66,925,209		$0.056	8.9
Options exercisable at December 31, 2014	24,814,222		$0.12	8.7
Available for grant at December 31, 2014	96,500,000

The following information applies to options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	66,438,487	9.0	$0.03	24,327,500	$0.03
$0.71 – $1.28	149,930	3.8	$0.81	149,930	$0.81
$5.25 – $5.67	312,080	1.6	$5.53	312,080	$5.53
$7.69	24,712	1.6	$7.69	24,712	$7.69
	66,925,209	8.9	$0.056	24,814,222	$0.12

On August 5, 2013, we re-priced options previously issued from 2011 through 2012 for current employees and officers in aggregate of 4,890,000 options with previous exercise prices from $0.03 to $0.21 per share to $0.01694 per share, all other terms remaining unchanged.  The gross change in fair value, determined using the Black Scholes option pricing model, of $1,630 was charged to current period operations.

On August 1, 2013, we granted an aggregate 15,000,000 options to purchase the Company’s common stock at $0.01576 per share vesting over four years.   The fair value of $245,749, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 153.27% and Risk free rate: 2.74%, of which $25,599 was charged to current period operations.

On September 1, 2013, we granted an aggregate 2,400,000 options to purchase the Company’s common stock at $0.01654 per share, respectively; to officers and employees, exercisable immediately. The fair value of $37,823, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 150.98% and Risk free rate: 2.78%, was charged to current period operations.

On February 24, 2014, we issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.019 per share to officers, vesting at 25% immediately and the remainder over approximately 42 months, exercisable over 10 years. The aggregate fair value of $282,597, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

On February 24, 2014, we issued an aggregate 4,800,000 options to purchase the Company’s common stock at $0.019 per share to officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $90,431, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

On May 12, 2014, we issued an aggregate 4,848,487 options to purchase the Company’s common stock at $0.0272 per share to officers and employees, vesting over four years at anniversary and exercisable over 10 years. The aggregate fair value of $130,135, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 161.36% and Risk free rate: 2.66%.

On August 1, 2014, we issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.02694 per share to officers and employees, vesting at 25% immediately and 75% over three years at anniversary and exercisable over 10 years. The aggregate fair value of $391,798, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 168.62% and Risk free rate: 2.52%.

On November 3, 2014, we issued an aggregate 700,000 options to purchase the Company’s common stock at $0.01932 per share to officers and employees, vesting at 25% each year over four years at anniversary and exercisable over 10 years. The aggregate fair value of $12,739, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

On November 3, 2014, we issued an aggregate 2,800,000 options to purchase the Company’s common stock at $0.01932 per share to board of directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $54,957, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

The fair value of all options vesting during the year ended December 31, 2014 and 2013 of $537,606 and $125,515, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at December 31, 2014 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2013	74,073,322	$0.37	4.5
Issued	50,350,536	$0.16	9.2
Exercised	—	$0.00
Forfeited	(6,345,002)	$0.38
Outstanding at December 31, 2013	118,078,856	$0.22	6.3
Issued	57,582,469	$0.02	8.2
Exercised	(11,918,181)	$0.01
Expired	(13,178,145)	$0.08
Outstanding at December 31, 2014	150,564,999	$0.17	6.6
Exercisable at December 31, 2014	131,822,688	$0.10	6.7

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	144,315,866	6.7	$0.02	127,118,005	$0.02
$0.52 – $0.68	2,699,675	4.3	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	5.0	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	7.9	$7.55	1,156,832	$7.35
	150,564,999	6.6	$0.17	131,822,688	$0.10

In conjunction with the authorized issuance of common stock, we issued 41,582,469 common stock purchase warrants during the year ended December 31, 2014. In conjunction with the authorized issuance of common stock, we issued approximately 50 million common stock purchase warrants during the year ended December 31, 2013.

During the year ended December 31, 2014, we issued an aggregate of 8,000,000 common stock purchase warrants in connection with a revenue share agreement dated March 10, 2014. The warrants are exercisable at $0.0217 for four years vesting from June 8, 2014 through March 10, 2016. During the year ended December 31, 2014, the Company charged $103,238 to current period operations.

During the year ended December 31, 2014, we issued an aggregate of 4,000,000 common stock purchase warrants in connection with use of certain intellectual property. The warrants are exercisable at $0.0481 for four years vesting from July 6, 2014 through April 6, 2017. During the year ended December 31, 2014, the Company charged $32,878 to current period operations for the vesting portion.

During the year ended December 31, 2014, we issued an aggregate of 4,000,000 common stock purchase warrants in connection with the termination of a revenue share agreement. The warrants are exercisable at $0.0157 for four years vesting May 27, 2015. During the year ended December 31, 2014, the Company charged $54,146 to current period operations.

On November 3, 2014, the Company extended an aggregate of 13,063,530 expiring common stock purchase warrants previously issued to the Company’s Board of Directors for additional three years. The aggregate change in fair value of $148,517, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 0.96% was charged to current period operations.

During 2014 and 2013, we recognized stock-based compensation expense of $636,123 and $125,515, respectively. The increase in stock based compensation from 2013 to 2014 was due to 43.1 million common stock purchase options granted in 2013 compared to 17.4 million options in 2013, stock options granted to officers, consultants and key employees. We intend to grant stock options and other stock-based compensation in the future and we may therefore recognize additional stock-based compensation in connection with these future grants.

Interest Expense

Interest expense in 2014 and 2013 primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of related deferred loan costs and the amortization of the fair value of warrants issued in connection with the loans. The deferred loan costs and fair value of warrants issued in connection with the loans are being amortized to interest expense over the terms of the respective loans using the effective interest method.

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

Patient treatments and service revenue is recognized when those services have been completed or satisfied.

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

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

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

Results of Operations

We are a development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2016, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2014 and December 31, 2013

Revenues

We recognized revenues of $2,055,831 in 2014, revenues generated from the sale of, kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services.  In 2013, we recognized revenues of $96,085, revenues generated from the sales of MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales was $844,941 in 2014 and $30,831 in 2013.

Research and Development

Research and development expenses were $66,420 in 2014, a decrease of $560,563 from research and development expenses of $626,983 in 2013. The decrease was primarily attributable to a decrease in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $4,669,432 in 2014, an increase of $2,401,601 from marketing, general and administrative expenses of $2,267,831 in 2013. The increase in marketing, general and administrative expenses is attributable, in part, to an increase in legal fees, salaries and insurance expenses.

Interest Expense

Interest expense was $1,639,571 in 2014 compared to interest expense of $1,437,883 in 2013. Non cash interest comprised of amortization of debt discounts and warrants issued in connection with debt totaled $1,252,680 in 2014 as compared to $597,339 in 2013.

Gain on settlement of debt

During the year ended December 31, 2014, we settled an outstanding note payable and certain accounts payable by issuances of common stock. As such we realized a net $2,498,676 gain on extinguishment of debt during the year ended December 31, 2014, as compared to $1,023,439 for same period last year.

Gain on change in fair value of derivative liabilities.

As of December 31, 2014 and 2013, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2014, we incurred a $425,953 gain on change in fair value of our derivative liabilities compared to a gain of $29,179 the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2014, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $1,108,647 in 2014 as compared to $1,913,326 of cash used in 2013. Our use of cash for operations in 2014 reflected a net loss generated during the period of $2,253,511, adjusted for non-cash items such as stock-based compensation of $537,606, amortization of debt discounts associated with our convertible notes of $546,970,change in fair value of warrant modifications of $148,517, warrants issued for intellectual property of $190,262, related party notes issued for services rendered of $800,000 ,non-cash interest payments of $705,710  and depreciation expense of $4,490, net with gain on settlement of debt of $2,498,676 and gain on change in fair value of derivative liabilities of $425,953 . A net increase in operating assets of $112,699 and a net increase in operating liabilities of $1,172,038 contributed to our use of operating cash in 2014.

Investing Activities

Net cash used in investing activities was $57,835 in 2014 compared to $9,425 in 2013.

Financing Activities

Net cash provided by financing activities was $1,156,929 in 2014 as compared to $1,968,978 in 2013. In 2014, we sold, in a private placement and put agreements, shares of common stock and warrants for aggregate net cash proceeds of approximately $479,626. In addition, we received an aggregate of $33,759 related party loans and advances, $136,000 from the exercise of options and warrants, and $740,500 from issuance of notes payable, net of repayments of $232,956.

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

At December 31, 2014, we had cash and cash equivalents totaling $36,674; our working capital deficit as of such date was $10,957,443. Our independent registered public accounting firm has issued its report dated March 16th, 2015 in connection with the audit of our financial statements as of December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2014, we had $5,852,790 in outstanding loans.

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

On October 7, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from us, a senior convertible note with an initial principal amount of $307,500 (the “Convertible Note”) for a purchase price of $205,000 (an approximately 33.33% original issue discount). Pursuant to the Purchase Agreement, we issued the Convertible Note to Magna. The Convertible Note matures on August 7, 2015 and, in addition to the approximately 33.33% original issue discount, accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $0.01035 per share. $40,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by us) under certain conditions described in the Purchase Agreement. In connection with the execution of the Purchase Agreement, our company and Magna also entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file an initial registration statement with the SEC to register the resale of the Common Stock into which the Convertible Note may be converted,

On October 23, 2014, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (the “Investor”). The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $3,000,000 (the “Total Commitment”) worth of our common stock, $0.001 par value (the “Shares”), over the 24-month term of the Common Stock Purchase Agreement. In connection with the execution of the Common Stock Purchase Agreement, on the Closing Date, our company and the Investor also entered into a registration rights agreement. We paid to the Investor a commitment fee for entering into the Common Stock Purchase Agreement equal to $150,000 (or 5.0% of the Total Commitment under the Common Stock Purchase Agreement) in the form of 9,109,128 restricted shares of our common stock, calculated using a per share price of $0.016467.

On December 22, 2014, the registration statement of the shares underlying the Purchase Agreement and the Common Stock Purchase Agreement was declared effective by the Securities and Exchange Commission, thus, registering an aggregate of 143,812,591 shares of common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Principal Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel,

•         to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2013, management concluded that there were material weaknesses in internal control over financial reporting related to insufficient experience to account for and disclose complex transactions under US GAAP and a limited segregation of duties within our accounting and financial reporting functions due to the small number of employees assigned to positions that involve the processing of financial information.

 During the year ended December 31, 2014, remedial actions were implemented to address this weakness.  We have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consultant to assist the Company in its financial reporting compliance in the latter part of 2013. Our third party consultant is a technical accounting professional, who assists us in the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of our internal control environment, if needed.

As of December 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and have concluded our controls are effective.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of December 31, 2014

Mike Tomas	49	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	91	Director, Chairman of the Board
Mark P. Borman	60	Director
Charles A. Hart	54	Director
Sam Ahn	60	Director
Kristin Comella	38	Director, Chief Scientific Officer
Sheldon T. Anderson	64	Director

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

Executive Officers and Directors

Mike Tomas. Mr. Mike Tomas was appointed President and Chief Executive Officer and a member of our Board of Directors on June 19, 2010. Mike Tomas was appointed as the Company’s President and Chief Executive Officer and as a director on June 19, 2010. In 2001, Mr. Tomás helped launch The ASTRI Group, an early-stage private equity investment company providing capital, business development and strategic marketing support to emerging private companies. Mr. Tomas will continue to serve as President of The ASTRI Group. Previously from 1983 to 2001, Mr. Tomas held ascending executive positions including Chief Marketing Officer at Avantel, a $1 billion dollar joint venture with MCI. Upon retiring from MCI and WorldCom, Tomas joined other ex-MCI executives and helped raise venture capital to form Ineto, an integrated customer communications software solution that was successfully sold in 2001.

Today Mr. Tomas sits on the boards of, Avisena (revenue cycle management for medical practices) and Easy Solutions Total Fraud Protection (authentication, fraud prevention and anti-phishing countermeasures). Mr. Tomas has been appointed to serve on the Career Source Florida Board of Directors by Florida Governor Rick Scott.

Mr. Tomás is the current chairman of Florida International University’s Global Entrepreneurship Center and a member of the board of advisors of Miami Dade College’s Idea Center, the college’s entrepreneurial institute. Mr. Tomás is an inductee into the Miami-Dade College and WACE Halls of Fame for business, an FIU Torch Award winner--and winner of top communications, medical innovations, education and entrepreneurial awards. An avid athlete, he is also a Miami-Dade County Sports Commissioner. Mr. Tomas holds a Masters of Business Administration from the University of Miami and a Bachelor’s degree from Florida International University.

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

Dr. Murphy received an M.D. in 1947 from the University of Illinois and a B.S in pre-medicine from Harvard College in 1946. He also studied physiologic instrumentation at Massachusetts Institute of Technology, or MIT. After a two year rotating internship at St. Francis Hospital in Honolulu, he became a Research Fellow in Medicine at the Peter Bent Brigham Hospital in Boston where he was the dialysis engineer on the first clinical dialysis team in the United States. He continued as an Instructor in Medicine and then a research associate in Medicine at Harvard Medical School. Dr. Murphy is the author of numerous papers and owns 17 patents. He is the recipient of a number of honors, including the prestigious Lemelson-MIT Lifetime Achievement Award, the MIT Corporate Leadership Award, the Distinguished Service Award from North American Society of Pacing and Electrophysiology, and the Jay Malina Award from the Beacon Council of Miami, Florida. He is also a member of the Inventors Hall of Fame

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since May 2009. He is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. Mr. Borman is a member and Board Leadership Fellow of the National Association of Corporate Directors. In addition to the valuable experience he gained working with entrepreneurs and their startups from 2009 to present, Mr. Borman has experience with global, NASDAQ- and NYSE-listed companies in various executive and financial roles. He is currently the Chief Financial Officer of SheerWind and previously served as Corporate Officer, Treasurer and Vice President of Investor Relations with ADC Telecommunications. During his career, Mr. Borman has held positions with General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KPMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his M.B.A. from the University of Chicago Graduate School of Business.  He is a Certified Public Accountant and Chartered Financial Analyst and has experience as an advisor, board member, faculty, speaker, and mentor.

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

Sheldon T. Anderson. Mr. Anderson is Chairman of the Florida Advisory Board of Northern Trust Corporation. From 1992 through December 31, 2012, Mr. Anderson served in a variety of executive capacities with Northern Trust Corporation, including his most recent position as Chairman and Chief executive Officer Southeast Region of Northern Trust Corporation. Mr. Anderson is the Chair-elect of the Beacon Council, Miami-Dade

County’s economic development agency. He is a Board member of the Miami-Dade College Foundation, Inc.; Museum of Contemporary Art (MOCA); the New World Symphony; Baptist Health Systems Governing Board and Carrollton School of the Sacred Heart. He is Past Chair and a member of the Advisory Council of the United Way of Miami-Dade County. Anderson is President of the Board of Cleveland Orchestra Miami / Miami Music Association and also serves on the Advisory Board of the University of Miami School of Law for Ethics& Public Service.  He is a member of the Orange Bowl Committee and the President’s Council of Florida International University. A Miami native, Sheldon holds a degree in International Studies from Ohio State University.

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
63

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

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees. If we make substantive amendments to the Code of Ethics for Senior Financial

Officers or the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy and Mr. Hart. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2014 and 2012, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2013, or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mike Tomas CEO, President,	2014	$766,586	$500,000 (1)	$ —	$587,895 (2)(3)(4)(5)(6)				$1,854,481
CFO and Director	2013	391,667	375,000(7)	—	170,137 (8)(9)	—	—	—	936,804

Kristin Comella Chief Science	2014	371,331	300,000 (1)	—	240,187 (2)(3)(5)(6)				911,518
Officer and Director	2013	159,167	125,000 (7)	—	81,916 (8)	—	—	—	366,083

(1)	On February 24, 2014, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded. The promissory notes bear 5% interest per annum, unsecured and were due January 1, 2015
65

(2)	On February 24, 2014, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.019 per share for ten years, vesting ¼ immediately, with remainder vesting 1/3 on August 1st and September 1st, respectively, for three years.
(3)	On February 24, 2014, Mr. Tomas and Ms. Comella, as members of the Company’s Board of Directors, were granted 800,000 and 400,000, respectively, options to purchase the Company’s common stock at $0.019 per share, vesting immediately.
(4)	On May 12, 2014, Mr. Tomas was granted 4,298,487 options to purchase the Company’s common stock at $0.02716 per share for ten years vesting annually over four years.
(5)	On August 1, 2014, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.2690 per share for ten years with ¼ vesting immediately, with remainder vesting 1/3 annually on the anniversary.
(6)	On November 3, 2014, Mr. Tomas and Ms. Comella, as members of the Company’s Board of Directors, were granted 400,000 options to purchase the Company’s common stock at $0.01932 per share, vesting immediately.
(7)	On August 1, 2013, Mr. Tomas and Ms. Comella received $375,000 and $125,000, respectively, promissory notes for bonuses awarded. The promissory notes bear 5% interest per annum, unsecured and are due on demand.
(8)	On August 1, 2013, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.01576 per share for ten years, vesting annually over four years.
(9)	On September 1, 2013, Mr. Tomas, as a member of the Company’s Board of Directors, was granted 400,000 options to purchase the Company’s common stock at $0.01654 for ten years, vesting immediately.

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

Employment Agreements

As of this time, there are no employment agreements with any named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2014:

	Number of Securities Underlying		Option
	Unexercised Options and Warrants		Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	250,000	250,000	0.0169	1/16/2022
	750,000	1,250,000	0.0169	8/6/2022
Mike Tomas	125,000	375,000	0.50	06/18/2020
	250,000	250,000	0.0169	08/12/2021
	—	10,000,000	0.0158	8/1/2023
	400,000	—	0.0165	9/1/2023
Kristin Comella	187,500	312,500	0.0169	8/6/2022
	12,356	—	0.71	08/31/2014
	24,712	—	0.71	02/19/2015
	618	—	0.71	12/30/2015
	9,267	—	0.71	04/18/2016
	6,178	—	0.71	01/01/2017
	6,500	—	0.71	10/16/2017
	19,700	—	0.71	01/09/2019
	2,955	—	0.74	03/13/2019
	30,000	—	0.85	05/28/2019
	125,000	125,000	0.0158	08/21/2021
	—	5,000,000	0.0158	08/1/2023

Outstanding Stock Awards at Year End

The outstanding equity awards as at December 31, 2014 are as follows:

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Mike Tomas, NEO	1,750,000	0.0169 per share	0	0
Kristin Comella, NEO	312,500	0.0169 per share	0	0
Kristin Comella, NEO	125,000	0.0158 per share	0	0
Mike Tomas, NEO	1,750,000	0.0169 per share	0	0
Mike Tomas, NEO	375,000	0.50 per share	0	0
Mike Tomas, NEO	10,000,000	0.0158 per share	0	0
Kristin Comella, NEO	5,000,000	0.0158 per share	0	0

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2014 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2014 are as follows:

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2014 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0
68

Golden Parachute Compensation

As at December 31, 2014, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0	0	0

Compensation of Directors

Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
Mike Tomas, Director	0	0	$6,304	0	0	0	$6,304
Charles A. Hart, Director	0	0	$6,304	0	0	0	$6,304
William P. Murphy Jr., Director	0	0	$6,304	0	0	0	$6,304
Samuel S. Ahn, Director	0	0	$6,304	0	0	0	$6,304
Mark Bormon, Director	0	0	$6,304	0	0	0	$6,304

(1)	The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Black-Scholes theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Pension Benefits

As of December 31, 2014, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0
69

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 for all compensation plans under the Company’s Stock Option Plan

			Additional
	No. of		Consideration
	Shares of Common		to be Received
	Stock Underlying		Upon Exercise
	Unexercised		or Material		Value
	Common Stock		Conditions	Option	Realized	Option
	Purchase Options	Date of	Required to	Exercise	if	Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	375,000	9/18/2010	$—	$0.50	$—	6/18/2020
	250,000	8/12/2011	—	0.0169	—	8/12/2021
	250,000	1/16/2012	—	0.0169	—	1/16/2022
	1,250,000	8/6/2012	—	0.0169	—	8/6/2022
	10,000,000	8/01/13	—	0.01576	—	8/1/2023
	400,000	9/1/13		0.01654		9/1/23
	10,000,000	2/24/14	—	0.019	—	2/24/2024
	4,298,487	5/12/14		0.02716		5/12/214
	10,000,000	8/01/14	—	0.0269	—	8/1/24
	400,000	11/3/14	—	0.01932	—	11/3/24
	400,000	9/1/2013	—	0.0165	—	9/1/2023
Kristin Comella, NEO	24,712	2/20/2005	—	0.71	—	2/19/2015
	9,267	4/19/2006	—	0.71	—	4/19/2016
	6,178	1/2/2007	—	0.71	—	1/2/2017
	6,500	10/17/2007	—	0.71	—	10/17/2017
	19,700	1/9/2009	—	0.71	—	1/9/2019
	2,955	3/13/2009	—	0.71	—	3/13/2019
	30,000	5/29/2009	—	0.85	—	5/29/2019
	125,000	8/12/2011	—	0.0169	—	8/12/2021
	187,500	8/06/2012	—	0.0169	—	8/06/2022
	5,000,000	8/01/13	—	0.01576	—	8/1/2023
	5,000,000	2/24/14	—	0.019	—	2/24/2024
	5,000,000	8/01/14	—	0.0269	—	8/1/24
	400,000	11/3/14	—	0.01932	—	11/3/24

Director Compensation

As of December 31, 2014, we had seven directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of December 31, 2014, based on an aggregate of 581,433,153 common shares issued and outstanding and 108,001,736 shares issuance upon the conversion of securities, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of Bioheart and by all of our directors and named executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Bioheart, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325.Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Amount of Beneficial Ownership” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items, which totals 689,434,889, will be used as the denominator for the percentage calculation below.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	16,928,947	(1)	2.94

Kristin Comella, Chief Scientific Officer and Director	3,198,786	(2)	*

William P. Murphy, Director**	21,837,295	(3)	3.7

Charles A. Hart, Director**	17,065,852	(4)	2.94

Sam Ahn, Director**	39,897,957	(5)	6.6

Mark P. Borman, Director	1,833,450	(6)	*

Sheldon T. Anderson, Director	5,081,988	(7)	*

All officers and directors as a group (7 persons)	105,844,275	(8)	16.72

Northstar Biotechnology Group, LLC	47,368,582	(9)	8.2

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart.

(1)	(i) Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 6,578,947 shares of common stock and (ii) 10,350,000 shares of common stock issuable upon exercise of presently exercisable stock options .

(2)	Includes 3,198,786 shares of common stock issuable upon exercise of presently exercisable stock options.

(3)	Includes (i) 19,113,766 shares of common stock and (ii) 2,723,529 shares of common stock issuable
71

upon exercise of presently exercisable stock options and warrants. Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 9,194,422 shares of common stock and (ii) 7,871,430 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.

(5)	Includes (i) 28,240,387 shares of common stock and (ii) 11,657,750 shares of common stock issuable upon exercise of presently exercisable stock options.

(6)	Includes (i) 23,450 shares of common stock and (ii) 1,810,000 shares of common stock issuable upon exercise of presently exercisable stock options

(7)	Includes (i) 1,940,994 shares of common stock and (ii) 3,140,994 shares of common stock issuable upon exercise of presently exercisable warrants.

(8)	Includes an aggregate of (i) 46,827,505 shares of common stock and (ii) 25,489,251shares of common stock issuable upon exercise of presently exercisable stock options and warrants.

(9)	Excludes 20,000,000 shares of Series A Preferred Stock (non-convertible) with each share of Series A Preferred Stock having voting power of twenty-five common shares.

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

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, fully paid and not liable to further calls or assessment by the Company.

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

The Loan and Security Agreement relating to the Northstar loan contains various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not, without Northstar’s authorization, among other things:

•	incur additional indebtedness, except for certain permitted indebtedness (generally, accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to

•	exceed, in the aggregate, $250,000, any unsecured debt less than $20,000 or any debt not secured by the collateral pledged to Northstar that is subordinated to the rights of Northstar pursuant to a subordination agreement satisfactory to Northstar in its sole discretion);

•	make any principal, interest or other payments arising under or in connection with our loan from Seaside National Bank or any other debt subordinate to Northstar loan;

•	incur additional liens on any of our assets, including any liens on our intellectual property, except for certain permitted liens including but not limited to non-exclusive licenses or sub-licenses of our intellectual property in the ordinary course of business and licenses or sub-licenses of intellectual property in connection with joint ventures and corporate collaborations (provided that any proceeds from such licenses be used to pay down the Northstar loan);

•	voluntarily prepay any debt prior to maturity, except for accounts payable incurred in the ordinary course of business, leases of equipment or property incurred in the ordinary course of business not to exceed, in the aggregate, $250,000 and any unsecured debt less than $20,000;

•	convey, sell, transfer or otherwise dispose of property, except for sales of inventory in the ordinary course of business, sales of obsolete or unneeded equipment and transfers or our intellectual property related to product candidates other than MyoCell or MyoCell SDF-1 to a currently operating or newly formed wholly owned subsidiary;

•	merge with or acquire any other entity if we would not be the surviving person following such transaction;

•	pay dividends (other than stock dividends) to our shareholders;

•	redeem any outstanding shares of our common stock or any outstanding options or warrants to purchase shares of our common stock except in connection with a share repurchase pursuant to which we offer to pay our then existing shareholders not more than $250,000;

•	enter into transactions with affiliates other than on arms-length terms; and

•	make any change in any of our business objectives, purposes and operations which has or could be reasonably expected to have a material adverse effect on our business.

As of December 31, 2014, the principle of this note was $362,000.

Lease Guarantee

The Company’s former Chairman of the Board, Chief Executive Officer and Chief Technology Officer has personally guaranteed the Company’s obligations under its lease for its facilities in Sunrise, Florida and has provided a personal guarantee for the Company credit card, which is for his own use only.

Advances

As of December 31, 2014 and 2013, the Company officers and directors have provided advances in the aggregate of $800,000 and $131,859 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

On June 20, 2014, the Company issued 4,045,796 shares of its common stock in settlement of $125,000 of a related party note payable and accrued interest of $36,832.

On August 1, 2013, the Company issued an aggregate of $500,000 promissory notes due on demand to officers and employees in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due at various maturity dates. During the nine months ended September 30, 2014, the Company paid off $240,821 of the outstanding promissory notes. The principle outstanding balance remaining on these notes as of September 30, 2014 was $189,813.

On July 1, 2014, the Company issued an aggregate of $800,000 promissory notes to officers and employee in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and were due on January 1, 2015.

As of and December 31, 2014, the Company officers and directors have outstanding notes in aggregate of $1,971,060. The notes are range from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

On June 20, 2014, the Company issued 10,333,475 shares of its common stock in settlement of $300,385 of a related party note payable and accrued interest of $112,954.

Subordinated debt, related party

As of December 31, 2014, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes are at 8% per annum and are due upon payoff of the Northstar note payable described above.

Item 14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

In December of 2012, Bioheart engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2012 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by our independent registered public accounting firms are as follows:

Types of Fees	2014	2013
Audit Fees (1)	$50,000	$65,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
77

(1)	This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the reviews of the interim financial statements.

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
79

4.31 (34)	Series A Convertible Preferred Stock
4.32 (35)	Amendment to the Series A Convertible Preferred Stock
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
80

10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57 (28)	Subordination Agreement, dated July 8, 2011.
10.58 (29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59 (29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60 (29)	Subordination Agreement, dated August 1, 2011.
10.61 (30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62 (30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63 (30)	Subordination Agreement, dated September 1, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013
81

10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013
10.80(33)	2013 Bioheart, Inc. Omnibus Equity Compensation Plan
10.81 (34)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.82(34)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.83(34)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.84(34)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.85**(35)	2013 Omnibus Equity Compensation Plan Amendment One.
21	Subsidiaries.
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
82

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.
83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHEART, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
March 16, 2015

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

March 16, 2015

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

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	March 16, 2015
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	March 16, 2015
Mike Tomas

/s/ Mark P. Borman	Director	March 16, 2015
Mark Borman
84

/s/ Kristin Comella	Director	March 16, 2015
Kristin Comella

/s/ Charles A. Hart	Director	March 16, 2015
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	March 16, 2015
Samuel S. Ahn, MD, MBA

/s/ Sheldon Anderson	Director	March 16, 2015
Sheldon Anderson

INDEX OF EXHIBITS

As required under Item 15. Exhibits, Financial Statement Schedules, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
21	Subsidiaries
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
85

Exhibit 21

US Stem Cell Training

Vetbiologics,

US Stem Cell Clinic, LLC (partially owned subsidiary of Bioheart, Inc.)

86

FORM 10-K—ITEM 8
BIOHEART, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bioheart, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida 33325

We have audited the accompanying balance sheets of Bioheart, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioheart, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and used significant amounts of cash in its operations. In addition, at December 31, 2014 the Company’s current liabilities exceed its current assets by $10,957,443. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 16, 2015

BIOHEART, INC.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,674	$46,227
Accounts receivable, net	95,409	19,913
Prepaid and other	9,255	784
Total current assets	141,338	66,924

Property and equipment, net	12,686	9,055

Other assets
Investments	40,597	—
Deposits	10,160	10,160

Total assets	$204,781	$86,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,991,979	$2,382,267
Accrued expenses	2,373,615	4,480,335
Advances, related party	148,759	416,198
Deposits	478,286	478,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,333,059	2,241,477
Notes payable, net of debt discount	1,531,812	1,930,841
Derivative liabilities	741,271	403,811
Total current liabilities	11,098,781	13,833,215

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 and 950,000,000 shares authorized, respectively, 581,433,153 and 379,787,745 shares issued and outstanding as of December 31, 2014 and 2013, respectively	581,433	379,788
Additional paid in capital	108,939,061	103,819,119
Common stock subscription	—	215,000
Accumulated deficit	(120,434,494)	(118,180,983)
Total stockholders’ deficit	(10,894,000)	(13,747,076)

Total liabilities and stockholders’ deficit	$204,781	$86,139

See the accompanying notes to these financial statements

BIOHEART, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Revenue:
Products	$1,155,543	$70,396
Services	900,288	25,689
Total revenue	2,055,831	96,085

Cost and operating expenses:
Cost of sales	844,941	30,831
Research and development	66,420	626,983
Marketing, general and administrative	4,669,432	2,267,831
Depreciation and amortization	4,490	2,190
Total operating expenses	5,585,283	2,927,835

Net loss from operations	(3,529,452)	(2,831,750)

Other income (expenses):
Gain on settlement of debt	2,498,676	1,023,439
Gain on change of fair value of derivative liability	425,953	29,179
Loss from equity investment	(9,117)	—
Other income	—	73,756
Interest expense	(1,639,571)	(1,437,883)
Total other income (expenses)	1,275,941	(311,509)

Net loss before income taxes	(2,253,511)	(3,143,259)

Income taxes (benefit)	—	—

NET LOSS	$(2,253,511)	$(3,143,259)

Net loss per common share, basic and diluted	$(0.005)	$(0.012)

Weighted average number of common shares outstanding, basic and diluted	488,667,063	251,828,970

See the accompanying notes to these financial statements

BIOHEART, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2014

					Additional
	Preferred stock		Common stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2012	—	$—	182,062,802	182,063	100,260,094	—	(115,037,724)	(14,595,267)
Reclassify the fair value of excess committed shares liability to equity upon common share authorization increase	—	—	—	—	474,954	—	—	474,954
Issuance of common stock	—	—	50,029,227	50,029	814,971	—	—	865,000
Common stock issued under put agreement	—	—	31,052,141	31,053	315,861	—	—	346,914
Common stock issued in connection with issuance of convertible debt	—	—	2,500,000	2,500	33,750	—	—	36,250
Common stock issued in connection with settlement of debt	—	—	47,967,906	47,968	605,167	—	—	653,135
Common stock issued in settlement of interest and penalty in connection with convertible debt	—	—	9,408,718	9,409	141,406	—	—	150,815
Common stock issued for services	—	—	6,220,263	6,220	78,931	—	—	85,151
Common stock issued in settlement of related party notes payable	—	—	44,890,348	44,890	492,860	—	—	537,750
Common stock issued in settlement of accounts payable	—	—	5,656,340	5,656	151,560	—	—	157,216
Preferred stock issued in settlement of debt	5,000,000	5,000	—	—	65,000	—	—	70,000
Preferred stock issued in settlement of forbearance agreement	15,000,000	15,000	—	—	259,050			274,050
Proceeds from common stock subscription	—	—	—	—	—	215,000	—	215,000
Stock based compensation	—	—	—	—	125,515	—	—	125,515
Net loss	—	—	—	—	—	—	(3,143,259)	(3,143,259)
Balance, December 31, 2013	20,000,000	$20,000	379,787,745	$379,788	$103,819,119	$215,000	$(118,180,983)	$(13,746,776)
F-5

BIOHEART, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2014

					Additional
	Preferred stock		Common stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	20,000,000	$20,000	379,787,745	$379,788	$103,819,119	$215,000	$(118,180,983)	$(13,747,076)
Common stock issued in settlement of accounts payable	—	—	48,584,542	48,585	1,022,570	—	—	1,071,155
Common stock issued in connection with settlement of other debt	—	—	83,236,247	83,236	2,147,571	—	—	2,230,807
Common stock issued for services	—	—	3,839,832	3,840	180,151	—	—	183,991
Common stock issued upon exercise of warrants	—	—	11,918,181	11,918	124,082	—	—	136,000
Common stock issued as commitment shares in connection with equity purchase agreement	—	—	12,000,000	12,000	(12,000)	—	—	—
Proceeds from issuance of common stock	—	—	42,066,606	42,066	652,559	(215,000)	—	479,625
Reclassify fair value of derivative liability to equity upon debt extinguishment	—	—	—	—	128,624	—	—	128,624
Fair value of vesting warrants issued in connection with revenue sharing arrangement	—	—	—	—	190,262	—	—	190,262
Stock based compensation	—	—	—	—	686,123	—	—	686,123
Net income	—	—	—	—	—	—	(2,253,511)	(2,253,511)
Balance, December 31, 2014	20,000,000	$20,000	581,433,153	$581,433	$108,939,061	$—	$(120,434,494)	$(10,894,000)

See the accompanying notes to these financial statements

BIOHEART, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,253,511)	$(3,143,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,490	2,190
Bad debt expense	28,732	—
Discount on convertible debt	546,970	368,682
Gain on change in fair value of derivative liability	(425,953)	(29,179)
Gain on settlement of debt	(2,498,676)	(1,023,439)
Non-cash payment of interest	705,710	228,657
Change in fair value of warrant modifications	148,517	—
Warrants issued in connection with revenue share arrangement	190,262	—
Related party notes payable issued for services rendered	800,000	500,000
Loss on equity investments	9,117	—
Common stock issued in connection with accounts payable	—	2,500
Common stock issued in exchange for services	38,750	85,151
Preferred stock issued in settlement of debt and forbearance agreement	—	274,050
Stock based compensation	537,606	125,515
(Increase) decrease in:
Receivables	(104,228)	(18,571)
Inventory	—	62,953
Prepaid and other current assets	(8,471)	85,251
Increase (decrease) in:
Accounts payable	858,437	(59,059)
Accrued expenses	313,601	625,232
Net cash used in operating activities	(1,108,647)	(1,913,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments	(49,714)	—
Acquisitions of property and equipment	(8,121)	(9,425)
Net cash used by investing activities	(57,835)	(9,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(89)
Proceeds from issuance of common stock, net	479,625	1,426,914
Proceeds from related party advances	33,760	215,500
Proceeds from exercise of stock options and warrants	136,000	—
Proceeds from notes payable	740,500	415,500
Repayments of notes payable	(232,956)	(88,847)
Net cash provided in financing activities	1,156,929	1,968,978

Net (decrease) increase in cash and cash equivalents	(9,553)	46,227

Cash and cash equivalents, beginning of period	46,227	—
Cash and cash equivalents, end of period	$36,674	$46,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$429,569	$521,742
Income taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of notes payable	$1,367,927	$793,135
Common stock issued in settlement of accounts payable	$1,071,155	$157,216
Common stock issued in settlement of related party notes and advances payable	$862,880	$397,750
Common stock issued in settlement of interest and penalties in connection with convertible debt	$—	$150,815
Preferred stock issued in settlement of notes payable	$—	$70,000
Reclassification of fair value of excess committed share liability to equity upon common share authorization increase	$—	$474,954

See the accompanying notes to these financial statements

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine / cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues to cover costs, incurred expenses, and as a result has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, revenues and expenses and certain disclosures. The most significant estimates are those used in determination of derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

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

Patent treatments and laboratory services revenue are recognized when those services have been completed or satisfied.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Revenues for bank sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2014 and 2013, allowance for doubtful accounts was $-0-.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during 2014 and 2013.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Investments

The Company has adopted Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent ownership of U.S. Stem Cell Clinic, LLC utilizing the equity method of accounting.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 668,063,786 and 344,241,761 for the years ended December 31, 2014 and 2013, respectively.

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2014, there were outstanding stock options to purchase 66,925,209 shares of common stock, 24,814,222 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2014, two customers represented 38% and 17%, aggregate of 55% of the Company’s accounts receivable. As of December 31, 2013, three customers represented 36%, 20% and 20%, aggregate of 76%, of the Company’s accounts receivable.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The Company’s revenues earned from sale of products and services for the year ended December 31, 2014 included 10% of the Company’s total revenues from one customer. For the year ended December 31, 2013, Company’s revenues earned from sale of products and services included 20% of the Company’s total revenues from one customer.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $66,420 and $626,983 for the years ended December 31, 2014 and 2013, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2014, the Company had outstanding convertible notes that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 10)

Fair Value

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Recent Accounting Pronouncements

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 — GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2014, the Company incurred net losses of $2,253,511 and used $1,108,647 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 3 — INVESTMENTS

Investment is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The initial investment in 2014 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf was in aggregate of $49,714. The Company’s 33% loss incurred by U.S. Stem Cell Clinic, LLC of $9,117 was recorded as other income/expense in the Company’s Statement of Operations for the year ended December 31, 2014 and reduced the carrying value of the investment to $40,597.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Laboratory and medical equipment	$352,358	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	47,647	39,525
Leasehold improvements	362,046	362,046
	887,685	879,563
Less accumulated depreciation and amortization	(874,999)	(870,508)
	$12,686	$9,055

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2014 and 2013:

	2014	2013
License and royalty fees	$—	$2,122,130
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	1,533,217	1,373,775
Interest payable on notes payable	685,575	714,180
Vendor accruals and other	120,836	120,692
Employee commissions, compensation, etc.	33,987	149,558
	$2,373,615	$4,480,335

During the year ended December 31, 2013, 1,000,000 shares of common stock at a common market price of $0.0195 were issued to one debt holder in exchange for $500,000 in principal and $598,125 of accrued interest relating to a previously issued note. As a result of the settlement, the Company recognized a gain of $1,078,625 during the year ended December 31, 2013.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

During the year ended December 31, 2014, the Company issued an aggregate of 48,584,542 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $120,656 net gain in settlement of debt.

NOTE 6 – STANDBY EQUITY DISTRIBUTION AGREEMENT

Greystone Capital Partners

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

For each share of the Company common stock purchased under the Agreement, Greystone will pay eighty percent (80%) of the average of the lowest daily volume weighted average price for five consecutive trading days immediately preceding Advance Notice (the “Valuation Period”) commencing the date an Advance Notice (the “Advance Notice”) is delivered to Greystone in a manner provided by the Agreement. Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Greystone and Greystone will then be irrevocably bound to acquire such shares. The registration statement of the Company’s common stock pursuant to the Agreement was declared effective on February 10, 2012 and a Post-Effective Amendment was declared effective on May 7, 2013. On December 1, 2012, the parties to the Equity Line agreed that the Purchase Price be adjusted to seventy-five percent (75%) of the lowest daily volume weighted average price of the Common Stock as quoted by Bloomberg, LP, during the five (5) consecutive Trading Days (as such term is defined in the Equity Line) immediately subsequent to the date of the relevant Advance Notice.

During the year ended December 31, 2013, the Company issued an aggregate of 31,052,141 shares of its common stock in exchange for $346,914 draw down on the equity line.

The Agreement automatically terminated on the first of April, 2014 (the first day of the month next following the second (2nd) anniversary of the Effective Date).

NOTE 7 – STOCK PURCHASE AGREEMENT

On October 23, 2014, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (the “Investor”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $3,000,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”), over the 24-month term of the Purchase Agreement.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

From time to time over the term of the Purchase Agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the Securities and Exchange Commission (the “Commission”), the Company may provide the Investor with a draw down notice to purchase a specified dollar amount of Shares, with each draw down subject to certain limitations. The Company may not deliver any Draw Down Notice to the Investor if the Initial Purchase Price with respect to the Shares subject to such Draw Down Notice is less than $0.0025 as of the date the applicable Draw Down Notice is received by the Investor (the “Draw Down Exercise Date”).

The applicable Initial Purchase Price. The “Initial Purchase Price” is defined as a price equal to 93% of the lowest of (i) the arithmetic average of the three lowest daily volume weighted average prices for the Company’s common stock (the “VWAP”) during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date, (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date and (iii) the closing sale price for the Company’s common stock on the trading day immediately preceding the applicable Draw Down Exercise Date.

The Company paid to the Investor as a commitment fee for entering into the Purchase Agreement equal an aggregate of to 12,000,000 shares of the Company’s common stock.

NOTE 8 — NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2014 and 2013:

	2014	2013
Seaside Bank note payable.	$980,000	$980,000
August 2008 Unsecured Promissory Note	—	500,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	151,000	143,000
Daniel James Management note payable	75,000	—
Fourth Man, LLC note payable	75,000	35,000
Magna Group	205,000	—
Total notes payable	1,870,972	2,042,972
Less unamortized debt discount	(339,160)	(112,131)
Total notes payable net of unamortized debt discount	$1,531,812	$1,930,841

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

On June 16, 2014, 14,539,191 shares of common stock were issued to the debt holder, in exchange for the remaining $500,000 principal and $81,568 of accrued interest resulting in a gain of $255,890. A gain of $255,890 was included in the net gain on settlement of debt and trade payable on the statement of operations for the year ended December 31, 2014.

Hunton & Williams Notes

At December 31, 2014 and 2013, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes

2013 Notes

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.80% to 164.29%, (3) weighted average risk-free interest rate of 0.09% to 0.17%, (4) expected lives of 0.67 to ..77 years, and (5) estimated fair value of the Company’s common stock from $0.01 to $0.0373 per share. The initial fair value of the embedded debt derivative of $335,089 was allocated as a debt discount up to the proceeds of the note ($255,500) with the remainder ($79,589) charged to current period operations as interest expense. For the years ended December 31, 2014 and 2013, the Company amortized $92,794 and $162,706 of debt discount to current period operations as interest expense, respectively. As of December 31, 2014 the gross balance of the 2013 Asher Notes was $-0-.

2014 Notes

During the year ended December 31, 2014, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $334,000 (the “Asher Notes”).

The Asher Notes bear interest at the rate of 8% per annum. As of December 31, 2014, all interest and principal must be repaid nine months from the issuance date, with the last note being due August 12, 2015. The Notes are convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes.

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at December 31, 2014 was $149,770. At the inception of the Asher Notes, the Company determined the aggregate fair value of $566,294 of the embedded derivatives.

For the year ended December 31, 2014, the Company amortized $248,153 of debt discount to current period operations as interest expense.

The remaining principle balance as of December 31, 2014 was $151,000.

Fourth Man, LLC

2013 Notes

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 164.29%, (3) weighted average risk-free interest rate of 0.07%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock of $0.0121 per share. The initial fair value of the embedded debt derivative of $52,894 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($17,894) charged to current period operations as interest expense. For the years ended December 31, 2014 and 2013, the Company amortized $19,337 and $15,663 of debt discount to current period operations as interest expense, respectively.

2014 Notes

During the year ended December 31, 2014, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of an 8% to 9.5% convertible notes in the aggregate principal amount of $100,000 (the “Note”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the year ended December 31, 2014, all interest and principal must be repaid one year from the issuance date, with the last note being due August 28, 2015. The Notes are convertible into common stock, at Fourth Man’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at December 31, 2014 was $93,505. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $168,501 of the embedded derivatives.

For the year ended December 31, 2014, the Company amortized $50,549 of debt discount to current period operations as interest expense.

The remaining principle balance as of December 31, 2014 was $75,000.

Daniel James Management

2014 Notes

During the year ended December 31, 2014, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 8% to 9.5% convertible notes in aggregate principal amount of $135,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 8% to 9.5% per annum. As of the year ended December 31, 2014, all interest and principal must be repaid one year from the issuance date, with the last note being due November 30, 2015. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at December 31, 2014 was $95,866. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $236,211 of the embedded derivatives.

For the year ended December 31, 2014, the Company amortized $76,758 of debt discount to current period operations as interest expense.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The remaining principle balance as of December 31, 2014 was $75,000.

Magna Capital Group

2014 Notes

During the year ended December 31, 2014, the Company entered into a Securities Purchase Agreement with Magna Capital Group (“Magna”) for the sale of a convertible note in aggregate principal amount of $307,500 (the “Magna Note”) and an original interest discount (“OID”) of $102,500. $40,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) will be automatically extinguished upon the filing of the registration statement, following the closing of the Securities Purchase Agreement.  In addition, $62,500 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) will be automatically extinguished if (i) the registration statement is declared effective by the SEC on or prior to the earlier of (A) the 120th calendar day after October 7, 2014 and (B) the fifth business day after the date we are notified by the Securities and Exchange Commission, or the Commission, that the registration statement will not be reviewed or will not be subject to further review, and this prospectus is available for use by Magna for the resale by Magna of all of the shares of our common stock issued or issuable upon conversion of the Convertible Note and (ii) no event of default under the Convertible Note or an event that with the passage of time or giving of notice would constitute an event of default under the Convertible Note has occurred on or prior to such date. On November 21, 2014, the Company filed its registration statement and on December 22, 2014, was declared effective. As such, the principle amount of the note was reduced by an aggregate of $102,500.

The Convertible Note matures on August 7, 2015 and, in addition to the approximately 33.33% original issue discount, accrues interest at the rate of 12% per year. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of Company common stock at a fixed conversion price of $0.01035 per share, subject to adjustment pursuant to the “full ratchet” and standard anti-dilution provisions contained in the Convertible Note. This resulted in an embedded derivatives liability as a result of these anti-dilution provision. This conversion price represents a discount of approximately 45% from the lowest trading price the Company common stock during the five trading days prior to October 7, 2014, the date the Company issued the Convertible Note to Magna.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative as of the inception date of Magna Note and to fair value as of each subsequent reporting date which at December 31, 2014 was $252,211. At the inception of the Magna Note, the Company determined the aggregate fair value of $472,702 of the embedded derivative. At the dates of debt reductions, as described above, the Company reclassified the fair value of the related derivative liability of $128,624 to additional paid in capital.

For the year ended December 31, 2014, the Company amortized $57,319 of debt discount to current period operations as interest expense.

The remaining principle balance as of December 31, 2014 was $205,000.

For 2013, the fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.80% to 164.29%, (3) weighted average risk-free interest rate of 0.07% to 0.17%, (4) expected lives of 0.50 to .77 years, and (5) estimated fair value of the Company’s common stock from $0.01 to $0.0373 per share. The initial fair value of the embedded debt derivative of $387,983 was allocated as a debt discount up to the proceeds of the note ($290,500) with the remainder ($97,483) charged to current period operations as interest expense.

For 2014, the fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions at December 31, 2014: (1) dividend yield of 0%, (2) expected volatility of 146.33% to 171.91%, (3) weighted average risk-free interest rate of 0.10% to 0.25%, (4) expected lives of 0.76 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0105 to $0.0486 per share. The initial fair value of the embedded debt derivative of $1,443,708 was allocated as a debt discount up to the proceeds of the notes ($768,000) with the remainder ($675,708) charged to current period operations as interest expense. For the years ended December 31, 2014 and 2013, the Company amortized an aggregate of $575,629 and $368,682 of debt discounts to current period operations as interest expense, respectively.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2014 and 2013, the Company officers and directors have provided advances in the aggregate of $148,759 and $416,198 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On August 1, 2013, advances in aggregate of $22,750 were converted into a demand promissory note with 5% interest per annum.  On September 30, 2013, the Company issued 1,995,614 shares of common stock in settlement of the $22,750 promissory note.

On September 30, 2013, the Company issued 8,771,929 shares of its common stock as payment of $100,000 towards cash advances.

During the year ended December 31, 2014, the Company issued an aggregate of 10,232,286 shares of common stock in settlement of $298,759 of related party advances and outstanding accounts payable.

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

On March 30, 2012, the Company and Northstar agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company did not make the required payment, and as a result, was in default of the revised agreement The Company renegotiated the terms of the Note and Northstar agreed to suspend the requirement of principal payments by the Company and allow payment of interest-only in common stock.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

On September 17, 2014, limited waiver and forbearance agreement entered into on October 1, 2012 to provide that the perpetual license on products as described for resale, relicensing and commercialization outside the United States was amended as such to condition upon NorthStar providing certain financing, which financing the Company, in its sole discretion, could decline and retain the license.

On October 3, 2014, the Company issued 514,886 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2014 per the forbearance agreement.

As of December 31, 2014 and 2013, the principle of this note was $362,000.

Officer and Director Notes

	2014	2013
Notes payable, Dr Murphy	$465,240	$763,626
Note payable, Dr. Ahn	-	125,000
Note payable, Mr. Tomas	331,354	518,133
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	-	97,718
Note payable, Ms. Comella	299,465	-
Total	$1,971,059	$1,879,477

Notes payable, Dr. Murphy

At December 31, 2014 and 2013, the Company has outstanding notes payable to Dr. Murphy with interest at 8% per annum due at maturity in aggregate $465,240 and $763,626, respectively. Of the outstanding balance, certain subordinated notes $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

On June 20, 2014, the Company issued 10,333,475 shares of its common stock in settlement of $298,386 of related party note payable, $2,000 advances and accrued interest of $112,954.

Note payable, Dr. Ahn

At December 31, 2013, the Company has outstanding note payable for $125,000 to Dr. Ahn with interest at 8% per annum due at maturity.

On June 20, 2014, the Company issued 4,045,796 shares of its common stock in settlement of $125,000 of related party note payable and accrued interest of $36,832.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bear interest of 5% per annum and due on demand. During the year ended December 31, 2014, the Company paid off $186,779 of the outstanding promissory note. The principle outstanding balance of these notes as of December 31, 2014 is $331,354.

On August 1, 2013, the Company issued a $375,000 promissory notes due on demand in settlement of accrued compensation. The promissory note bear interest of 5% per annum and due on demand. The principle outstanding balance of these notes as of December 31, 2014 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due on January 1, 2015. The principle outstanding balance of these notes as of December 31, 2014 is $375,000.

Notes payable, Ms. Comella

On August 1, 2013, the Company issued a $125,000 promissory notes due on demand in settlement of accrued compensation. The promissory note bear interest of 5% per annum and due on demand. During the year ended December 31, 2014 and 2013, the Company paid off $97,718 and $27,282 of the outstanding promissory note. The principle outstanding balance of these notes as of December 31, 2014 is $-0-.

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due on January 1, 2015. During the year ended December 31, 2014, the Company paid off $535 of the outstanding promissory note. The principle outstanding balance of these notes as of December 31, 2014 is $299,465.

Subordinated debt, related party

As of December 31, 2014 and 2013, the Company officers and directors have provided notes in aggregate of $1,500,000. The notes range from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

NOTE 10 — DERIVATIVE LIABILITIES

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

At December 31, 2014, the fair value of the reset provision related to the embedded derivative liability of $149,920 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 146.33%; risk free rate: 1.97%; and expected life: 7.75 years. The Company recorded a loss on change in derivative liabilities of $3,064 during the year ended December 31, 2014.

Convertible notes

During the year ended December 31, 2014 and 2013, the Company issued convertible notes (see Note 7 above).

These notes are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives at December 31, 2014, in the amount of $591,351, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 146.33%, (3) weighted average risk-free interest rate of 0.04 to 0.25%, (4) expected lives of 0.24 to 0.92 years, and (5) estimated fair value of the Company’s common stock of $0.01 per share. The Company recorded a gain on change in derivative liabilities of $429,018 during the year ended December 31, 2014.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 11 — STOCKHOLDERS’ EQUITY

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

During the year ended December 31, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (see note 9 above).

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

During the year ended December 31, 2014, the Company issued 42,066,606 shares of common stock for proceeds of $479,625.

During the year ended December 31, 2014, the Company issued an aggregate of 48,584,542 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $57,025 loss in settlement of debt.

During the year ended December 31, 2014, the Company issued an aggregate of 83,236,247 shares of its common stock for the conversion of $2,057,280 of notes payable and related accrued interest. In connection with the issuance, the Company incurred $255,890 gain in settlement of debt.

During the year ended December 31, 2014, the Company issued an aggregate of 3,839,832 shares of its common stock for services provided to the Company valued at $183,991.

During the year ended December 31, 2014, the Company issued an aggregate of 11,918,181 shares of its common stock in connection with the exercise of warrants.

During the year ended December 31, 2014 the Company issued Magna Group 12,000,000 shares of its common stock as a commitment fee for entering into the Purchase Agreement (See Note 7).

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

During the year ended December 31, 2013, the Company issued 9,408,718 shares of its common stock in settlement of interest and penalty in connection with convertible debt.

During the year ended December 31, 2013, the Company issued 6,220,263 shares of its common stock services rendered valued at $85,151.

NOTE 12 — STOCK OPTIONS AND WARRANTS

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred million shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan.

A summary of options at December 31, 2014 and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2013	7,853,376		$0.67	8.2
Granted	17,400,000		$0.016	9.9
Exercised	—	$
Forfeited/Expired	(1,340,433)		$1.08
Options outstanding at December 31, 2013	23,912,943		$0.15	9.0
Granted	43,148,487		$0.023	10.0
Exercised	—
Forfeited/Expired	(136,221)		$5.2
Options outstanding at December 31, 2014	66,925,209		$0.056	8.9
Options exercisable at December 31, 2014	24,814,222		$0.12	8.7
Available for grant at December 31, 2014	96,500,000

The following information applies to options outstanding and exercisable at December 31, 2014:

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – $0.70	66,438,487	9.0	$0.03	24,327,500	$0.03
$0.71 – $1.28	149,930	3.8	$0.81	149,930	$0.81
$5.25 – $5.67	312,080	1.6	$5.53	312,080	$5.53
$7.69	24,712	1.6	$7.69	24,712	$7.69
	66,925,209	8.9	$0.056	24,814,222	$0.12

On August 5, 2013, the Company re-priced options previously issued from 2011 through 2012 for current employees and officers in aggregate of 4,890,000 options with previous exercise prices from $0.03 to $0.21 per share to $0.01694 per share, all other terms remaining unchanged.  The gross change in fair value, determined using the Black Scholes option pricing model, of $1,630 was charged to operations.

On August 1, 2013, the Company issued an aggregate 15,000,000 options to purchase the Company’s common stock at $0.01576 per share to employees, exercisable over 4 years.   The fair value of $245,749, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 153.27% and Risk free rate: 2.74%, of which $25,599 was charged to operations.

On September 1, 2013, the Company issued an aggregate 2,400,000 options to purchase the Company’s common stock at $0.01654 per share, respectively; to officers and employees, exercisable immediately. The fair value of $37,823, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 150.98% and Risk free rate: 2.78%, was charged to operations.

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

On November 3, 2014, the Company issued an aggregate 700,000 options to purchase the Company’s common stock at $0.01932 per share to officers and employees, vesting at 25% each year over four years at anniversary and exercisable over 10 years. The aggregate fair value of $12,739, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

On November 3, 2014, the Company issued an aggregate 2,800,000 options to purchase the Company’s common stock at $0.01932 per share to board of directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $54,957, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

The fair value of all options vesting during the year ended December 31, 2014 and 2013 of $537,606 and $125,515, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at December 31, 2014 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2013	74,073,322	$0.37	4.5
Issued	50,350,536	$0.16	9.2
Exercised	—	$0.00
Forfeited	(6,345,002)	$0.38
Outstanding at December 31, 2013	118,078,856	$0.22	6.3
Issued	57,582,469	$0.02	8.2
Exercised	(11,918,181)	$0.01
Expired	(13,178,145)	$0.08
Outstanding at December 31, 2014	150,564,999	$0.17	6.6
Exercisable at December 31, 2014	131,822,688	$0.10	6.7

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2014:

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

	Warrants Outstanding			Warrants Exercisable
	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 – $0.50	144,315,866	6.7	$0.02	127,118,005	$0.02
$0.52 – $0.68	2,699,675	4.3	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	5.0	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	7.9	$7.55	1,156,832	$7.35
	150,564,999	6.6	$0.17	131,822,688	$0.10

In conjunction with the authorized issuance of common stock, the Company granted approximately 50 million common stock purchase warrants during the year ended December 31, 2013.

In conjunction with the authorized issuance of common stock, the Company granted 41,582,469 common stock purchase warrants during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 8,000,000 warrants in connection with a revenue share venture agreement dated March 10, 2014. The warrants are exercisable at $0.0217 for four years vesting from June 8, 2014 through March 10, 2016 (term of agreement). During the year ended December 31, 2014, the Company charged $103,238 to current period operations.

During the year ended December 31, 2014, the Company issued an aggregate of 4,000,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $0.0481 for four years vesting from July 6, 2014 through April 6, 2017. During the year ended December 31, 2014, the Company charged $32,878 to current period operations for the vesting portion.

During the year ended December 31, 2014, the Company issued an aggregate of 4,000,000 warrants in connection with the termination of a revenue share agreement. The warrants are exercisable at $0.0157 for four years vesting May 27, 2015. During the year ended December 31, 2014, the Company charged $54,146 to current period operations.

On November 3, 2014, the Company extended an aggregate of 13,063,530 expiring warrants previously issued to the Company’s board of directors for additional three years. The aggregate change in fair value of $148,517, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 0.96% was charged to current period operations.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into several operating lease agreements for facilities and equipment. Terms of certain lease arrangements include renewal options, escalation clauses, payment of executory costs such as real estate taxes, insurance and common area maintenance. The landlord has filed a security interest against the assets of the Company.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In July 2013, the Company amended its facility lease to extend the term of the lease until July 31, 2016. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2014 are as follows:

Year ending December 31,
2015	$86,382
2016	43,830
Total	$130,212

Rent expense was $128,136 and $123,216 for the years ended December 31, 2014 and 2013, respectively.

Revenue Share Agreement

On March 10, 2014, the Company entered into a revenue sharing agreement (the Agreement) with Global Stem Cells, Group, LLC and its subsidiaries whereby both parties will participate in marketing for obtaining patients and provide physician training for stem cell treatments under the names of “Regenestem” and “Stem Cell Training”, respectively. In addition, each party will be responsible for selling equipment and kit to existing and previous customers. Profits are divided on a fifty/fifty basis with distribution within 10 days of the accounting for patients and physician training and 30 day with sales of equipment and kits. In November 2014, the Company terminated the joint venture.

In consideration of Global Stem Cell Group, LLC’s participation, the Company issued an aggregate of 8,000,000 warrants to purchase the Company’s common stock for four years at $0.0217 per share with 2,000,000 warrants vesting 90 days from the effective date, 2,000,000 vesting on each anniversary date for three years. At termination of the revenue share agreement, the Company issued an aggregate of 4,000,000 warrants to purchase the Company’s common stock. During the year ended December 31, 2014, the Company charged $54,146 to current period operations. Because of the termination of the agreement during 2014, all services were considered final and rendered and the fair value of all 12,000,000 warrants issued under this agreement were recognized during 2014.

William Beaumont Hospital

In June 2000, the Company entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted to the Company worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement is for the life of the patents, which expire in 2015. The Company did not use this license in any of our technologies. The Company had not made any payments to WBH other than the initial payment to acquire the license. The Company has received confirmation from WBH that it has no obligation under the patent license agreement and WBH agreed to terminate the patent license agreement. (See Note 5)

Accordingly, the Company has recognized approximately $2,122,130 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Consulting agreements

On November 20, 2013, the Company entered into an investment banking agreement with Cassel Salpeter & Co. (“CSC”), who will act as exclusive third party financial advisor in connection with investment banking matters. The term of the Investment Banking Agreement shall be for a period of twenty four months unless terminated or extended in accordance with its terms. For these services, CSC will receive a one-time $25,000 fee, $5,000 monthly fees and 5,207,630 ten year common stock purchase warrants, exercisable at $.0113 and applicable consideration in the event the closing of a Mezzanine Financing consisting of non-convertible subordinated debt and/or sale of equity securities. The Company will also reimburse CSC for its reasonable out-of-pocket expenses associated with the services provided pursuant to the Investment Banking Agreement. As of December 31, 2014 and 2013, the Company accrued $71,504 and $32,424 under the agreement, respectively.

Litigation

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2014, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 14 — INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

	2014	2013
Income taxes using U.S. federal statutory rate	$(766,194)	$(1,068,708)
State income taxes, net of federal benefit	(90,051)	(108,788)
Stock Option Expirations	66,043	78,864
Net Operating Loss adjustments	(144,824)	(20,008)
Nontaxable Gain on Derivative Instrument	933,477	(9,921)
Change in Valuation Allowance	1,549	1,127,875
Other		686
	$-	$—

At December 31, 2014, the significant components of the deferred tax assets (liabilities) are summarized below:

	2014		2013
Deferred tax assets:
Stock Based Compensation		$4,794,777	$4,465,854
Net Operating Losses		36,117,831	35,429,429
Other		41,469	125,317
Total deferred tax assets		40,954,077	40,020,600

Deferred tax liabilities:		-	—
Total deferred tax liabilities		-	—
Valuation allowance		40,954,077	40,020,600
Net deferred tax assets	$		$—

As of December 31, 2014 and December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $95.8 million and $94.2 million, respectively, which expire at various dates from 2019 through 2034. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2014 and December 31, 2013, the Company had net operating loss carryforwards for state income tax purposes of approximately $95.8 million and $94.2 million, respectively, which expire at various dates from 2019 through 2034.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The Company’s tax years generally remain open to examination for all federal and state tax matters until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 15 — FAIR VALUE MEASUREMENT

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

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2014 or 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 7 and 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 8 and 10 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2014, in the amount of $741,271 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:

	Excess Share Derivative	Warrant Liability	Debt Derivative
Balance, December 31, 2012	$390,048	221,179	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance		—	673,219
Initial fair value of derivative relating to reset warrants	—	—	—
Mark-to-market at December 31, 2013:	84.906	(74,324)	(39,761)
Transfers out of Level 3 upon increase in authorized shares	(474,954)	—	—
Transfers out of Level 3 upon conversion and settlement of notes			(376,502)
Balance, December 31, 2013	$—	$146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	—	1,443,708
Mark-to-market at December 31, 2014:	—	3,065	(429,018)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	—	(680,295)
Balance, December 31, 2014	$—	$149,920	$591,351
Net (Loss) Gain for the period included in earnings relating to the liabilities held at December 31, 2014	$—	$(3,065)	$429,018

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 5% from December 31, 2013 to December 31, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Decreases in expected volatility would generally result in a lower fair value measurement. A 10 percent change in pricing inputs and changes in volatilities and correlation factors would result in less than a $129,253 change in our Level 3 fair value.

NOTE 15 — SUBSEQUENT EVENTS

Subsequent stock issuances

In January 2015, the Company issued 4,783,568 shares of its common stock in settlement for services, provided 14,299,567 shares of its common stock in settlement of $49,500 of outstanding convertible notes payable, and $2,981 accrued interest and 2,096,450 shares of its common stock for net proceeds of $16,118 from equity drawdown under the Magna Purchase Agreement.

In February 2015, the Company sold an aggregate of 1,443,656 shares of its common stock for net proceeds of $16,270. In connection with the stock sale, the Company issued an aggregate of 1,443,656 warrants to purchase the Company’s common stock for five years at $0.01127 per share. In addition, the Company issued 20,219,367 shares of its common stock in settlement of $132,500 of outstanding convertible notes payable and $2,520 accrued interest and 16,556,976 shares of its common stock for net proceeds of $135,645 from equity drawdown under the Magna Purchase Agreement.

In March 2015, the Company issued 6,185,432 shares of its common stock in settlement of $25,000 of outstanding convertible notes payable and $1,226 accrued interest. In addition, the Company issued 635,357 shares of its common stock as true up shares relating to the February 2015 equity drawdown under the Magna Purchase Agreement.

Options granted

On February 2, 2015, the Company granted an aggregate of 7,000,000 options to purchase the Company’s common stock to Board of Directors members at an exercise price of $0.01116 for ten years, vesting immediately.

Subsequent financing

On January 7, 2015, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”), for the sale of an 8% convertible note in the principal amount of $38,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 9, 2015. The Note is convertible into common stock, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 140% if prepaid during the period commencing on the closing date through 179 days thereafter. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On January 28, 2015, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC., for the sale of an 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on January 27, 2016. The Note is convertible into common stock, at Asher’s option, at a 47% discount to the lowest daily closing trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.

BIOHEART, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

On February 19, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“VIS”), for the sale of an 8% convertible note in the principal amount of $38,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on November 23, 2015. The Note is convertible into common stock, at VIS’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 140% if prepaid during the period commencing on the closing date through 179 days thereafter. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

