Form 10-Q
period 2015-03-31
BIOHEART, INC.
filed 2015-05-05
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ Commission File Number: 001-33718 __________ BIOHEART, INC. (Exact name of registrant as specified in its charter) __________
Florida
(State or other jurisdiction of	65-0945967
incorporation or organization)	(I.R.S. Employer Identification No.)

13794 NW 4th Street, Suite 212, Sunrise, Florida 33325
(Address of principal executive offices) (Zip Code)
(954) 835-1500
(Registrant’s telephone number, including area code)

__________

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 05, 2015, there were 734,759,150 outstanding shares of the Registrant’s common stock, par value $0.001 per share. Transitional Small Business Disclosure Format Yes ☐ No ☒

BIOHEART, INC.
INDEX TO FORM 10-Q FILING
MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

BIOHEART, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,974	$36,674
Accounts receivable, net	78,489	95,409
Prepaid and other	258	9,255
Total current assets	149,721	141,338

Property and equipment, net	12,279	12,686

Other assets
Investments	49,563	40,597
Deposits	10,160	10,160

Total assets	$221,723	$204,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,005,219	$1,991,979
Accrued expenses	2,460,913	2,373,615
Advances, related party	148,759	148,759
Deferred revenue	39,233	-
Deposits	478,286	478,286
Subordinated debt, related party	1,500,000	1,500,000
Notes payable, related party	2,277,656	2,333,059
Notes payable, net of debt discount	1,538,607	1,531,812
Derivative liabilities	656,126	741,271
Total current liabilities	11,104,799	11,098,781

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000
issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized,
670,534,992 and 581,433,153 shares issued and outstanding as of March 31,
2015 and December 31, 2014, respectively	670,535	581,433
Additional paid in capital	109,909,100	108,939,061
Accumulated deficit	(121,482,711)	(120,434,494)
Total stockholders' deficit	(10,883,076)	(10,894,000)

Total liabilities and stockholders' deficit	$221,723	$204,781

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Products	$285,349	$233,636
Services	204,208	158,538
Total revenue	489,557	392,174

Cost and operating expenses:
Cost of sales	247,624	164,048
Research and development	50,145	9,857
Marketing, general and administrative	998,133	838,329
Depreciation and amortization	1,301	863
Total operating expenses	1,297,203	1,013,097

Net loss from operations	(807,646)	(620,923)

Other (expenses) income:
Gain on settlement of debt	59,430	2,093,632
Gain (loss) on change of fair value of derivative liability	122,724	(489,371)
Income from equity investment	3,966	-
Other income	3,151	-
Interest expense	(429,842)	(305,898)
Total other (expenses) income	(240,571)	1,298,363

Net (loss) income before income taxes	(1,048,217)	677,440

Income taxes (benefit)	-	-

NET (LOSS) INCOME	$(1,048,217)	$677,440

Net (loss) income per common share, basic	$(0.002)	$0.002

Net (loss) income per common share, diluted	$(0.002)	$0.001

Weighted average number of common shares outstanding, basic	626,644,025	401,553,577

Weighted average number of common shares outstanding, diluted	626,644,025	498,696,292

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2015
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	20,000,000	$20,000	581,433,153	$581,433	$108,939,061	$(120,434,494)	$(10,894,000)
Common stock issued in
settlement of accounts payable	-	-	4,783,568	4,784	36,998	-	41,782
Common stock issued in connection
with the conversion of debt	-	-	40,704,366	40,704	422,021	-	462,725
Proceeds from issuance of common stock	-	-	36,963,905	36,964	262,884	-	299,848
Common stock issued
in settlement of litigation	-	-	6,650,000	6,650	53,200	-	59,850
Stock based compensation	-	-	-	-	194,936	-	194,936
Net loss	-	-	-	-	-	(1,048,217)	(1,048,217)
Balance, March 31, 2015	20,000,000	$20,000	670,534,992	$670,535	$109,909,100	$(121,482,711)	$(10,883,076)

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,048,217)	$677,440
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,301	863
Bad debt expense	-	10,000
Discount on convertible debt	231,795	93,604
Change in fair value of derivative liability	(122,724)	489,371
Gain on settlement of debt	(59,430)	(2,093,632)
Loss on settlement of litigation	59,850	-
Non cash payment of interest	88,578	164,757
Warrants issued in connection with joint venture agreement	-	22,546
Income on equity investments	(3,966)	-
Stock based compensation	194,936	194,564
(Increase) decrease in:
Receivables	16,920	(38,841)
Prepaid and other current assets	8,997	(742)
Increase (decrease) in:
Accounts payable	114,452	172,786
Accrued expenses	94,024	49,522
Deferred revenue	39,233	-
Net cash used in operating activities	(384,251)	(257,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments	(5,000)	-
Acquisitions of property and equipment	(894)	-
Net cash used by investing activities	(5,894)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	299,848	371,000
Repayments of related party advances	-	(10,241)
Proceeds from exercise of stock options and warrants	-	6,000
Proceeds from notes payable	180,000	127,500
Repayments of notes payable	(55,403)	(63,740)
Net cash provided in financing activities	424,445	430,519

Net increase in cash and cash equivalents	34,300	172,757

Cash and cash equivalents, beginning of period	36,674	46,227
Cash and cash equivalents, end of period	$70,974	$218,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$108,471	$84,986
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in connection with the conversion of debt	$231,727	$194,044
Common stock issued in settlement of accounts payable	$41,782	$107,475

See the accompanying notes to these financial statements

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed financial statements should be read in conjunction with the December 31, 2014 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

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

At March 31, 2015 and December 31, 2014, the Company had deferred revenues of $39,233 and $-0-, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are changed to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2015 and 2014, allowance for doubtful accounts was $-0-.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Shares issuable upon conversion of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share for the three months ended March 31, 2015 because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 649,121,525 and 498,696,292 for the three months ended March 31, 2015 and 2014, respectively.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of March 31, 2015, there were outstanding stock options to purchase 73,900,497 shares of common stock, 31,789,510 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of March 31, 2015, three customers represented 16%, 16% and 23%, aggregate of 55% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, aggregate of 55%, of the Company’s accounts receivable.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2015 did not include any concentrations. For the three months ended March 31, 2014, the Company’s revenues earned from the sale of products and services were $322,572, of which two customers represented 17% and 10% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $50,145 and $9,857 for the three months ended March 31, 2015 and 2014, respectively.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2015, the Company had outstanding convertible notes that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 7 and Note 9)

Reliance on Key Personnel and Consultants

The Company has four full-time employees and one part-time employees. The Company is heavily dependent on the continued active participation of its two current executive officers, one employee and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

NOTE 2 — GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during three months ended March 31, 2015, the Company incurred an operating loss of $1,048,217 and used $384,251 in cash for operating activities. As of March 31, 2015, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $11.0 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 3 — INVESTMENTS

Investment is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The initial investment in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf was in aggregate of $54,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC of $3,966 for the three months ended March 31, 2015 (inception to date loss of $5,151) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods and increased the carrying value of the investment to $49,563.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and December 31, 2014 summarized as follows:

	March 31,	December 31,
	2015	2014
Laboratory and medical equipment	$353,252	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	47,647	47,647
Leasehold improvements	362,046	362,046
	888,579	887,685
Less accumulated depreciation and amortization	(876,300)	(874,999)
	$12,279	$12,686

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America
and Seaside Bank, including fees and interest	1,571,863	1,533,217
Interest payable on notes payable	747,141	685,575
Vendor accruals and other	127,114	120,836
Employee commissions, compensation, etc.	14,795	33,987
	$2,460,913	$2,373,615

During the three months ended March 31, 2014, the Company issued an aggregate of 6,750,781 shares of its common stock in settlement of outstanding accounts payable. In connection with the issuance, the Company incurred $65,548 loss in settlement of debt.

For the three months ended March 31, 2015 the Company recognized a gain of $59,430 related to the settlement or write off of accounts payable and accrued expenses.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6 – STOCK PURCHASE AGREEMENT

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

The applicable Initial Purchase Price, the “Initial Purchase Price”, is defined as a price equal to 93% of the lowest of (i) the arithmetic average of the three lowest daily volume weighted average prices for the Company’s common stock (the “VWAP”) during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date, (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date and (iii) the closing sale price for the Company’s common stock on the trading day immediately preceding the applicable Draw Down Exercise Date.

In 2014, the Company paid to the Investor as a commitment fee for entering into the Purchase Agreement equal an aggregate of to 12,000,000 shares of the Company’s common stock.

During the three months ended March 31, 2015, the Company issued an aggregate of 35,520,249 shares of its common stock in exchange for $283,578 under the stock purchase agreement.

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	190,000	151,000
Daniel James Management note payable	75,000	75,000
Fourth Man, LLC note payable	75,000	75,000
Magna Group	130,000	205,000
Total notes payable	1,834,972	1,870,972
Less unamortized debt discount	(296,365)	(339,160)
Total notes payable net of unamortized debt discount	$1,538,607	$1,531,812

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

Hunton & Williams Notes

At March 31, 2015 and December 31, 2014, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this period)

During the three months ended March 31, 2015, the Company entered into a Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $114,000 (the “Asher Notes”). The Company incurred legal fees in the amount of $9,000 which were deducted from the proceeds of the notes.

The Asher Notes bear interest at the rate of 8% per annum. As of the quarter ended March 31, 2015, all interest and principal must be repaid nine months from the issuance date, with the last note being due December 26, 2015. The Notes are convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes.

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at March 31, 2015 was $124,260. At the inception of the Asher Notes, the Company determined the aggregate fair value of $137,764 of the embedded derivatives.

During the three months ended March 31, 2015, $75,000 of notes that were outstanding at December 31, 2014, plus accrued interest were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Asher Notes unconverted principle balance as of March 31, 2015 was $190,000.

Daniel James Management (During this period)

During the three months ended March 31, 2015, the Company entered into a Securities Purchase Agreement with Daniel James Management (“Daniel”) for the sale of 9.5% convertible note in aggregate principal amount of $25,000 (the “Daniel Note”).

The Daniel Note bears interest at the rate of 9.5% per annum. As of the quarter ended March 31, 2015, all interest and principal must be repaid one year from the issuance date, March 30, 2015. The Daniel Note is convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Note and to fair value as of each subsequent reporting date which at March 31, 2015 was $32,972. At the inception of the Daniel Note, the Company determined the aggregate fair value of $35,551 of the embedded derivatives.

During the three months ended March 31, 2015, $25,000 of notes that were outstanding at December 31, 2014, plus accrued interest were converted into shares of the Company’s common stock (see Note 10).

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

The remaining aggregate Daniel James Management Notes unconverted principle balance as of March 31, 2015 was $75,000.

Fourth Man, LLC (During this period)

During the three months ended March 31, 2015, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of a 9.5% convertible notes in the aggregate principal amount of $50,000 (the “Note”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the quarter ended March 31, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due August 28, 2015. The Notes are convertible into common stock, at Fourth Man’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at March 31, 2015 was $65,705. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $95,263 of the embedded derivatives.

During the three months ended March 31, 2015, $50,000 of notes that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Fourth Man, LLC Notes unconverted principle balance as of March 31, 2015 was $75,000.

Magna Group (During this period)
During the three months ended March 31, 2015, $75,000 of notes that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 10). The remaining aggregate Magna notes unconverted principle balance as of March 31, 2015 was $130,000.

The fair value of the embedded derivatives of the Asher, Daniel and Fourth Man Notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 112.86% to 116.65%, (3) weighted average risk-free interest rate of 0.17% to 0.27%, (4) expected lives of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0089 to $0.0127 per share. The initial fair value of the embedded debt derivative of $268,578 was allocated as a debt discount up to the proceeds of the notes ($180,000) with the remainder ($88,578) charged to current period operations as interest expense. For the three months ended March 31, 2015 and 2014, the Company amortized an aggregate of $231,795 and $93,604 of debt discounts to current period operations as interest expense, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2015 and December 31, 2014, the Company’s officers and directors have provided advances in the aggregate of $148,759 for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

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
MARCH 31, 2015

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

As of March 31, 2015 and December 31, 2014, the principle of this note was $362,000.

Officer and Director Notes

	March 31,	December 31,
	2015	2014
Notes payable, Dr Murphy	$465,240	$465,240
Note payable, Mr. Tomas	280,143	331,354
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	295,273	299,465
Total	$1,915,656	$1,971,059

Notes payable, Dr. Murphy

At March 31, 2015 and December 31, 2014, the Company has outstanding notes payable to Dr. Murphy with interest at 8% per annum due at maturity in aggregate $465,240. Of the outstanding balance, certain subordinated notes $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar loan is paid off.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bear interest of 5% per annum and due on demand. During the three months ended March 31, 2015, the Company paid off $51,211 of the outstanding promissory note. The principle outstanding balance of these notes as of March 31, 2015 is $280,143.

On August 1, 2013, the Company issued a $375,000 promissory notes due on demand in settlement of accrued compensation. The promissory note bear interest of 5% per annum and due on demand. The principle outstanding balance of these notes as of March 31, 2015 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due on January 1, 2015. The principle outstanding balance of these notes as of March 31, 2015 is $500,000.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory notes bear interest of 5% per annum and due on January 1, 2015. During the three months ended March 31, 2015, the Company paid off $4,192 of the outstanding promissory note. The principle outstanding balance of these notes as of March 31, 2015 is $295,273.

Subordinated debt, related party

As of March 31, 2015 and December 31, 2014, the Company’s officers and directors have provided notes in aggregate of $1,500,000. The notes range from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described above.

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

At March 31, 2015, the fair value of the reset provision related to the embedded derivative liability of $114,349 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 112.86%; risk free rate: 1.71%; and expected life: 7.50 years. The Company recorded a gain on change in derivative liabilities of $35,571 during the three months ended March 31, 2015.

Convertible notes

In 2014 and the three months ended March 31, 2015, the Company issued convertible notes (see Note 7 above).

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

The fair value of the embedded derivatives at March 31, 2015, in the amount of $541,777, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 112.86%, (3) weighted average risk-free interest rate of 0.03 to 0.26%, (4) expected lives of 0.27 to 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.089 per share. The Company recorded a gain on change in derivative liabilities of $87,153 during the three months ended March 31, 2015.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 10 — STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015, the Company issued an aggregate of 4,783,568 shares of its common stock in the amount of $41,782 for the settlement of outstanding accounts payable and accrued expenses. In connection with the issuance of the shares the Company recognized a gain on settlement of accounts payable and accrued expenses in the amount of $41,507 (see Note 5).

During the three months ended March 31, 2015, the Company issued 6,650,000 shares of common stock in settlement of litigation. In connection with the issuances, the Company recognized a loss in the amount of $59,850, which is included in the marketing, general and administration expense in the Statement of Operations (see Note 12).

During the three months ended March 31, 2015, the Company issued an aggregate of 40,704,366 shares of its common stock for the conversion of $231,727 of notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $230,999 (see Note 13).

During the three months ended March 31, 2015, the Company issued an aggregate of 35,520,249 shares of common stock in exchange for $283,578 under the stock purchase agreement with Magna Equities II, LLC (see Note 6), and issued an aggregate of 1,443,656 shares of common stock in exchange for $16,270. In connection with the stock sale, the Company issued an aggregate of 1,443,656 warrants to purchase the Company’s common stock (see Note 11).

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

A summary of options at March 31, 2015 and activity during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (in years)
Options outstanding at January 1, 2014	23,912,943	$0.15	9.0
Granted	43,148,487	$0.023	10.0
Exercised	—	$
Forfeited/Expired	(136,221)	$5.2
Options outstanding at December 31, 2014	66,925,209	$0.056	8.9
Granted	7,000,000	$0.01116	10.0
Exercised	—
Forfeited/Expired	(24,712)	$0.71
Options outstanding at March 31, 2015	73,900,497	$0.05147	8.8
Options exercisable at March 31, 2015	31,789,510	$0.09176	8.8
Available for grant at March 31, 2015	89,500,000

The following information applies to options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$0.00 – $0.70	73,438,487	8.8	$0.024	31,327,500	$0.03
$0.71 – $1.28	125,218	4.2	$0.828	125,218	$0.83
$5.25 – $5.67	312,080	1.3	$5.53	312,080	$5.53
$7.69	24,712	1.3	$7.69	24,712	$7.69
	73,900,497	8.8	$0.05147	31,789,510	$0.09176

On February 2, 2015, the Company issued an aggregate 7,000,000 options to purchase the Company’s common stock at $0.01116 per share to board of directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $121,735, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 142.65% and Risk free rate: 1.68%.

The fair value of all options vesting during the three months ended March 31, 2015 and 2014 of $196,966 and $194,564, respectively, was charged to current period operations.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

Warrants

A summary of common stock purchase warrants at March 31, 2015 and activity during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (in years)
Outstanding at January 1, 2014	118,078,856	$0.22	6.3
Issued	57,582,469	$0.02	8.2
Exercised	(11,918,181)	$0.01
Expired	(13,178,145)	$0.08
Outstanding at December 31, 2014	150,564,999	$0.17	6.6
Issued	1,443,656	$0.01127	10.0
Exercised		$
Expired	(1,233,334)	$0.0316
Outstanding at March 31, 2015	150,775,321	$0.1690	6.5
Exercisable at March 31, 2015	135,855,019	$0.10	6.5

The following information applies to common stock purchase warrants outstanding and exercisable at March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$0.01 – $0.50	144,526,188	6.5	$0.02	131,150,336	$0.02
$0.52 – $0.68	2,699,675	4.1	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	4.8	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	7.6	$7.55	1,156,832	$7.35
	150,775,321	6.5	$0.1690	135,855,019	$0.10

In conjunction with the authorized issuance of common stock, the Company granted 1,443,656 common stock purchase warrants during the three months ended March 31, 2015.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation

On March 19 2015, the Company settled a prospective dispute with a third party over the use of proprietary information through the issuance of 6,650,000 shares of common stock.

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company. Management recognizes that this lawsuit can divert managerial and financial resources, and, if there is an adverse outcome, unfavorably affect our financial condition, results of operations and stock price, but management believes the lawsuit is without merit and will defend the lawsuit vigorously.

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2015, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

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

As of March 31, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

As of March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2015, in the amount of $656,126 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

	Warrant	Debt
	Liability	Derivative
Balance, December 31, 2013	146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,443,708
Initial fair value of derivative relating to reset warrants	—	—
Mark-to-market at December 31, 2014:	3,065	(429,018)
Transfers out of Level 3 upon increase in authorized shares	—	—
Transfers out of Level 3 upon conversion and settlement of notes	—	(680,295)
Balance, December 31, 2014	$149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	268,578
Mark-to-market at March 31, 2015:	(35,571)	(87,153)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(230,999)
Balance, March 31, 2015	$114,349	$541,777
Net Gain for the period included in earnings relating to the
liabilities held at March 31, 2015	$35,571	$87,153

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 15% from December 31, 2014 to March 31, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent stock issuances

On April 2, 2015, the Company issued 11,508,100 shares of common stock in settlement of $213,904 of accrued payables to Guarantor of the Company’s loan agreement with Bank of America and Seaside Bank. (See Note 5).

BIOHEART, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

In April 2015, the Company sold 540,736 shares of its common stock for net proceeds of $5,000. In connection with the stock sale, the Company issued 540,736 warrants to purchase the Company’s common stock for five years at $0.009247 per share. In In addition, the Company issued 6,869,151 shares of its common stock in settlement for services, provided, 22,053,009 shares of its common stock in settlement of $79,000 of outstanding convertible notes payable, and $2,739 accrued interest, 1,363,031 shares of its common stock in settlement of $12,635.29 related party interest on Northstar debt (see Note 8), 14,917,086 shares of our common stock in exchange of $79,075 draw down on the Magna equity line and on April 9, 2015, the Company issued 413,289 shares of its common stock in settlement as “true up” shares pursuant to the draw down on the equity line.

Subsequent financing

On April 13, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis”), for the sale of an 8% convertible note in the principal amount of $33,000 (the “Note”).

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on January 16, 2016. The Note is convertible into common stock, at Vis’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owed multiplied by (i) 140% if prepaid during the period commencing on the closing date through 179 days thereafter. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

On April 27, 2015, the Company entered into a Securities Purchase Agreement with Daniel James Management, Inc., for the sale of an 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on April 26, 2016. The Note is convertible into common stock, at Asher’s option, at a 47% discount to the lowest daily closing trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Bioheart” or the “Company” refer to Bioheart, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 16, 2015, in connection with the audit of our financial statements as of December 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2015 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

We are an emerging enterprise in the regenerative medicine / cellular therapy industry. We are focused on the discovery, development and commercialization of cell based therapeutics that prevent, treat or cure disease by repairing and replacing damaged or aged tissue, cells and organs and restoring their normal function. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine / cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic.

US Stem Cell Training, (“SCT”), an operating division of our company, is a content developer of regenerative medicine / cell therapy informational and training materials for physicians and patients. SCT also provides in-person and online training courses which are delivered through in-person presentations at SCT’s state of the art facilities and globally at university, hospital and physician’s office locations as well as through online webinars. Additionally, SCT provides hands-on clinical application training for physicians and health care professionals interested in providing regenerative medicine / cell therapy procedures.

Vetbiologics, (“VBI”), an operating division of our company, is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. VBI provides veterinarians with extensive regenerative medicine capabilities including the ability to isolate regenerative stem cells from a patient’s own adipose (fat) tissue directly on-site within their own clinic or stall-side

US Stem Cell Clinic, LLC, (“SCC”), a partially owned investment of our company, is a physician run regenerative medicine / cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. SCC is operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

Bioheart’s comprehensive map of products and services:

Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy; tissue engineering; tools, devices and diagnostics; and aesthetic medicine. Bioheart's business model is focused on two of these areas. First, cell therapy, in which we introduce cells (adult, donor or patient, stem cell or differentiated) into the body to prevent and treat disease; and second, we are a provider of services and products to physicians and veterinaries who provide or seek to provide cellular therapies and direct patient care for individuals and animals who may benefit from cellular therapy.

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult organism through its lifetime. Cellular therapy is the process that uses cells to prevent, treat or cure disease, or regenerate damaged or aged tissue. To date, the most common type of cell therapy has been the replacement of mature, functioning cells such as through blood and platelet transfusions. Since the 1970s, first bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation that are used to treat many cancers. These types of cell therapies are standard of practice world-wide and are typically reimbursed by insurance.

Within the field of cell therapy, research and development using stem cells to treat a host of diseases and conditions has greatly expanded. Stem cells (in either embryonic or adult forms) are primitive and undifferentiated cells that have the unique ability to transform into or otherwise affect many different cells, such as white blood cells, nerve cells or heart muscle cells. Our cell therapy development efforts are focused on the use of adult stem cells; those cells which are found in the muscle, fat tissue and peripheral blood.

There are two general classes of cell therapies: Patient Specific Cell Therapies ("PSCTs") and Off-the-Shelf Cell Therapies ("OSCTs"). In PSCTs, cells collected from a person (“donor”) are transplanted, with or without modification, to a patient (“recipient”). In cases where the donor and the recipient are the same individual, these procedures are referred to as “autologous”. In cases in which the donor and the recipient are not the same individual, these procedures are referred to as “allogeneic.” Autologous cells offer a low likelihood of rejection by the patient and we believe the long-term benefits of these PSCTs can best be achieved with an autologous product. In the case of OSCT, donor cells are expanded many fold in tissue culture, and large banks of cells are frozen in individual aliquots that may result in treatments for as many as 10,000 people from a single donor tissue. By definition, OSCTs are always allogeneic in nature.

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

Our Clinical Development Pipeline Chart:

Our mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and personalized cellular therapeutic treatments.

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required Bioheart to adapt its mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, we have developed a multifaceted portfolio of revenue generating products and services in our US Stem Cell Training, Vetbiologics, and US Stem Cell Clinic, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need for venture financings – a modern biotechnology company development strategy.

Today, our company is a combination of opportunistic business enterprises. We estimate that the products and services we offer through US Stem Cell Training, Vetbiologics, and US Stem Cell Clinics has the potential, although we cannot provide assurances as to if and when it will be accomplished, to drive up to $100 million dollars in cumulative peak annual revenues. What we are establishing is a foundation of value in the products and services we are and plan to sell from US Stem Cell Training, Vetbiologics, and US Stem Cell clinics. Our strategy is to expand the revenues generated from each of these operating divisions and to reinvest the profits we generate into our clinical development pipeline.

On January 29th, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting, we believe, our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will apply our ADIPOCELL technology to the treatment of critical limb ischemia. Additionally, we have expanded and diversified our clinical development pipeline to include autoimmune disease, specifically applying ADIPOCELL to the treatment of Rheumatoid Arthritis (RA). We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our company, and will ultimately enhance shareholder value.

We will continue to evaluate and act upon opportunities to increase our top line revenue position and that correspondingly increase cash in-flows. These opportunities include but are not limited to the development and marketing of new products and services, mergers and acquisitions, joint ventures, licensing deals and more.

Further, if the opportunity presents itself whereby we can raise additional capital at a reasonable fair market value, our management will do so. Accordingly, we plan to continue in our efforts to restructure, equitize or eliminate legacy balance sheet issues that are obstacles to market capitalization appreciation and capital fund raising.

Results of Operations Overview

We are a research and development company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2016, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Three Months Ended March 31, 2015 as compared to the Three Months Ended March 31, 2014

Revenues

We recognized revenues of $489,557 for the three months ended March 31, 2015, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognize revenues of $392,174 for the three months ended March 31, 2014 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The increase in revenue resulted from the growth of the sale of our products and services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials and clinic supplies required for patient studies.

Cost of sales was $247,624 and $164,048 in the three month periods ended March 31, 2015 and 2014, respectively. Associated gross margins were $241, 933 (49.4%) and $228,126 (58.2%) for the three months periods ended March 31, 2015 and 2014, respectively. The decrease in gross margin, quarter over quarter is attributed to the mix of product sales and the testing of lower pricing models to attempt to increase the volume of certain product and service sales.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $50,145 in the three month period ended in March 31, 2015, an increase of $40,288 from the research and development expenses of $9,857 in the three month period ended in March 31, 2014. Our increase is proportionate to our increase in management focus on research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $998,133 for the period ended March 31, 2015 compared to $ 833,329 for the period ended March 31, 2014, an increase of $164,804. The increase in costs primarily due to increases in salaries from $112,500 for the three months ended March 31, 2014 to $177,376 for the current period, an increase of $64,876, and our legal and consulting fees increased by $51,895 and $45,880, respectively, due to additional services provided.

Our marketing, general and administrative expenses primarily consist of the costs associated with our general management and product and service marketing programs, including, but not limited to, salaries and related expenses for executive, administrative and marketing personnel, rent, insurance, legal and accounting fees, consulting fees, travel and entertainment expenses, conference costs and other clinical marketing and trade program expenses.

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

In awarding our common stock, our Board of Directors considered a number of factors, including, but not limited to:

●	our financial position and historical financial performance;
●	arm’s length sales of our common stock;
●	the development status of our product candidates;
●	the business risks we face;
●	vesting restrictions imposed upon the equity awards; and
●	an evaluation and benchmark of our competitors; and
●	prospects of a liquidity event.

In April 1, 2013, the Board of Directors approved by our shareholders on February 2, 2015, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance, subsequently increased to 100,000,000 on November 3, 2014. We currently have 89,500,000 available to future issuances.

Interest Expense

Interest expense during the three months ended March 31, 2015 was $429,842 compared to $305,898 three months ended March 31, 2014. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2015 and 2014 was $320,373 and $258,361, respectively.

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

Revenues for test kits and equipment sold are not recorded until test kits are delivered. We have revenue sharing arrangements for the sale of goods whereby the Company is the primary obligor, sets pricing with the customers and bears all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are classified as selling expense due to the nature of the marketing activities performed by the third party. Revenues from trainings are not recorded until the completion of the training. Any cash received as a deposit for trainings are recorded by the company as a liability.

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

Concentrations of Credit Risk

As of March 31, 2015, three customers represented 16%, 16% and 23%, aggregate of 55% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, aggregate of 55%, of the Company’s accounts receivable.

Liquidity and Capital Resources

In the three months ended March 31, 2015, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $384,251 in the three month period ended March 31, 2015 as compared to $257,762 of cash used in the three month period ended in March 31, 2014.

Our use of cash for operations in the three months ended March 31, 2015 reflected a net loss generated during the period of $1,048,217, adjusted for non-cash items such as stock-based compensation of $194,936, depreciation of $1,301, amortization of debt discounts of $231,795, and non-cash interest paid of $88,578, net with gain on change in fair value of derivative liabilities of $122,724, net gain on settlement of debt of $59,530 and income from investments of $3,966. In addition we had a net increase in operating assets of $25,917 and an increase in accrued expenses of $94,024,in accounts payable of $174,402 and deferred revenue of $39,233.

Investing Activities

Net cash used in investing activities was $5,894 for the three months ended March 31, 2015 were to acquire office equipment of $894 and additional investment of $5,000 as compared to nil cash used for the same period of 2014.

Financing Activities

Net cash provided by financing activities was an aggregate of $424,445 in the three month period ended March 31, 2015 as compared to $430,519 in the three month period ended in March 31, 2014. In the three month period ended March 31, 2015 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $299,848 and received proceeds from issuance of note payable of $180,000 net with repayments of related party notes payable of $55,403.

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

At March 31, 2015, we had cash and cash equivalents totaling $70,974. However our working capital deficit as of such date was approximately $11 million. Our independent registered public accounting firm has issued its report dated March 16, 2015 in connection with the audit of our financial statements as of December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended March 31, 2015 addresses the issue of our ability to continue as a going concern.

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

Based on their evaluation, as of March 31, 2015, our management has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company. Management recognizes that this lawsuit can divert managerial and financial resources, and, if there is an adverse outcome, unfavorably affect our financial condition, results of operations and stock price, but management believes the lawsuit is without merit and will defend the lawsuit vigorously.

Apart from the above, our Company is not involved in any material litigation pursuant to Item 103 of Regulation S-K. However, the biotechnology and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company sold an aggregate of 1,443,656 shares of the Company’s common stock and common stock purchase warrants to purchase 1,443,656 shares of the Company’s common stock for aggregate gross cash proceeds of $16,270. The warrants are (i) exercisable solely for cash at an exercise price of $0.01127 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.31(34)	Series A Convertible Preferred Stock

4.32(35)	Amendment to the Series A Convertible Preferred Stock
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.

10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(28)	Subordination Agreement, dated July 8, 2011.
10.58(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(29)	Subordination Agreement, dated August 1, 2011.
10.61(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(30)	Subordination Agreement, dated September 1, 2011.
10.64(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65(31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013
10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013
10.80(33)	2013 Bioheart, Inc. Omnibus Equity Compensation Plan
10.81(34)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.82(34)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.83(34)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.84(34)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.85**(35)	2013 Omnibus Equity Compensation Plan Amendment One.
21	Subsidiaries.
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.

Exhibit No.	Exhibit Description
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioheart, Inc.

Date: May 05, 2015	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer