Form 10-Q
period 2015-06-30
BIOHEART, INC.
filed 2015-08-03
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

As of August 3, 2015, there were 838,164,633 outstanding shares of the Registrant’s common stock, par value $0.001 per share. Transitional Small Business Disclosure Format Yes ☐ No ☒

BIOHEART, INC.
INDEX TO FORM 10-Q FILING
JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

BIOHEART, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,534	$36,674
Accounts receivable, net	98,504	95,409
Prepaid and other	1,783	9,255
Total current assets	193,821	141,338

Property and equipment, net	10,961	12,686

Other assets
Investments	62,905	40,597
Deposits	10,160	10,160

Total assets	$277,847	$204,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,056,274	$1,991,979
Accrued expenses	611,342	2,373,615
Advances, related party	155,363	148,759
Deferred revenue	37,100	-
Deposits	478,286	478,286
Promissory note, short term portion, net of debt discount of $82,645 and $-0-,
respectively	67,355	1,500,000
Notes payable, related party	2,242,262	2,333,059
Notes payable, net of debt discount	1,582,477	1,531,812
Derivative liabilities	938,752	741,271
Total current liabilities	8,169,211	11,098,781

Long term debt:
Promissory note, long term portion, net of debt discount of $279,225	1,268,537	-
Total liabilities	9,437,748	11,098,781

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000
issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 803,720,019 and 581,433,153 shares issued and 795,376,819 and 581,433,153 outstanding as
of June 30, 2015 and December 31, 2014, respectively	803,720	581,433
Additional paid in capital	110,662,768	108,939,061
Treasury stock, 8,343,200 shares outstanding as of June 30, 2015	(50,272)	-
Accumulated deficit	(120,596,117)	(120,434,494)
Total stockholders' deficit	(9,159,901)	(10,894,000)

Total liabilities and stockholders' deficit	$277,847	$204,781

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Products	$342,773	$353,624	$628,122	$587,260
Services	222,534	225,622	426,742	384,160
Total revenue	565,307	579,246	1,054,864	971,420

Cost and operating expenses:
Cost of sales	223,592	189,331	471,216	353,379
Research and development	130,373	15,478	180,518	25,335
Marketing, general and administrative	690,248	831,362	1,688,381	1,669,691
Depreciation and amortization	1,318	1,123	2,619	1,986
Total operating expenses	1,045,531	1,037,294	2,342,734	2,050,391

Net loss from operations	(480,224)	(458,048)	(1,287,870)	(1,078,971)

Other income (expenses):
Gain on settlement of debt	1,979,180	93,422	2,038,610	2,187,054
(Loss) gain on change of fair value of
derivative liability	(236,455)	311,414	(113,731)	(177,957)
Income from equity investment	8,343	-	12,309	-
Other income	-	-	3,151	-
Interest expense	(384,250)	(398,194)	(814,092)	(704,092)
Total other income (expenses)	1,366,818	6,642	1,126,247	1,305,005

Net income (loss) before income taxes	886,594	(451,406)	(161,623)	226,034

Income taxes (benefit)	-	-	-	-

NET INCOME (LOSS)	$886,594	$(451,406)	$(161,623)	$226,034

Net income (loss) per common share, basic	$0.001	$(0.001)	$(0.000)	$0.001

Net income (loss) per common share, diluted	$0.001	$(0.001)	$(0.000)	$0.000

Weighted average number of common shares
outstanding, basic	741,090,932	471,842,494	684,183,630	436,892,204

Weighted average number of common shares
outstanding, diluted	936,144,349	471,842,494	684,183,630	553,719,873

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2014	20,000,000	$20,000	581,433,153	$581,433	$108,939,061	$-	$(120,434,494)	$(10,894,000)
Common stock issued in settlement
of accounts payable and accrued expenses and interest	-	-	13,015,750	13,016	99,751		-	112,767
Common stock issued in settlement
of guarantor fees	-	-	24,353,285	24,354	145,747		-	170,101
Common stock issued in
connection with settlement of other
debt	-	-	93,803,679	93,803	706,227		-	800,030
Proceeds from issuance of common
stock	-	-	84,464,152	84,464	449,481		-	533,945
Common stock issued in settlement
of litigation	-	-	6,650,000	6,650	53,200		-	59,850
Purchase of 8,343,200 shares of
Company's common stock at
average cost of $0.006 per share	-	-	-	-	-	(50,272)	-	(50,272)
Stock based compensation	-	-	-	-	269,301	-	-	269,301
Net loss	-	-	-	-	-	-	(161,623)	(161,623)
Balance, June 30, 2015	20,000,000	$20,000	803,720,019	$803,720	$110,662,768	$(50,272)	$(120,596,117)	$(9,159,901)

See the accompanying notes to these financial statements

BIOHEART, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(161,623)	$226,034
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,619	1,986
Bad debt expense	-	28,732
Discount on convertible debt	425,629	201,615
Change in fair value of derivative liability	113,731	177,957
Gain on settlement of debt	(2,038,611)	(2,187,054)
Common stock issued in settlement of litigation	59,850
Non-cash interest expense	188,303	280,876
Warrants issued in connection with joint venture agreement	-	112,070
Income on equity investments	(12,308)	-
Stock based compensation	269,301	282,119
(Increase) decrease in:
Receivables	(3,095)	(114,391)
Prepaid and other current assets	7,472	(3,048)
Increase (decrease) in:
Accounts payable	242,956	255,392
Accrued expenses	221,950	230,653
Deferred revenue	37,100	-
Net cash used in operating activities	(646,726)	(507,059)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments	(10,000)	-
Purchase of treasury stock	(50,272)	-
Acquisitions of property and equipment	(894)	(6,366)
Net cash used by investing activities	(61,166)	(6,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	533,945	371,000
Proceeds (repayments) from related party advances	6,604	(13,241)
Proceeds from exercise of stock options and warrants	-	136,000
Proceeds from notes payable	315,000	288,000
Repayments of notes payable	(90,797)	(223,340)
Net cash provided in financing activities	764,752	558,419
Net increase in cash and cash equivalents	56,860	44,994
Cash and cash equivalents, beginning of period	36,674	46,227
Cash and cash equivalents, end of period	$93,534	$91,221
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$191,773	$161,532
Income taxes paid	$-	$-
Non-cash financing activities:
Common stock issued in settlement of notes payable, and accrued interest	$388,259	$787,289
Common stock issued in settlement of accounts payable, and accrued expenses and interest	$112,767	$549,448
Common stock issued in settlement of guarantor fees	$170,101	$-
Promissory note issued in exchange for subordinated debt and accrued expenses	$1,697,762	$-
Common stock issued in settlement of related party notes and advances payable	$-	$728,806

See the accompanying notes to these financial statements

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed financial statements should be read in conjunction with the December 31, 2014 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

Bioheart, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

At June 30, 2015 and December 31, 2014, the Company had deferred revenues of $37,100 and $-0-, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are changed to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2015 and December 31, 2014, allowance for doubtful accounts was $-0-.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Shares issuable upon conversion of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share for the six months ended June 30, 2015 and three months ended June 30, 2014 because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 936,144,349 and 588,670,163 for the three months ended June 30, 2015 and 2014, respectively and 879,237,047 and 553,719,873 for the six months ended June 30, 2014 and 2013, respectively.

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2015, there were outstanding stock options to purchase 73,900,497 shares of common stock, 33,001,632 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of June 30, 2015, four customers represented 13%, 7%, 6% and 16% respectively for an aggregate of 42% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, for an aggregate of 55%, of the Company’s accounts receivable.

For the three months ended June 30, 2015, the Company’s revenues earned from the sale of products and services were $565,307, of which two customers represented 5% and 6% of the Company’s revenues. For the three months ended June 30, 2014, the Company’s revenues earned from the sale of products and services were $579,246, of which two customers represented 11% and 12% of the Company’s revenues.

For the six months ended June 30, 2015, the Company’s revenues earned from the sale of products and services were $1,054,864, of which two customers represented 6% and 7% of the Company’s revenues. For the six months ended June 30, 2014, the Company’s revenues earned from the sale of products and services were $971,420, of which one customer represented 13% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $130,373 and $180,518 for the three and six months ended June 30, 2015, respectively; and $15,478 and $25,335 for the three and six months ended June 30, 2014, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2015 and December 31, 2014, the Company had outstanding convertible notes that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 7 and Note 9)

Reliance on Key Personnel and Consultants

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

NOTE 2 — GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during six months ended June 30, 2015, the Company incurred an operating loss of $1,287,870 and used $646,726 in cash for operating activities. As of June 30, 2015, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $8.0 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 — INVESTMENTS

Investment is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The initial investment in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf was an aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC of $8,343 and $12,309 for the three and six months ended June 30, 2015, respectively, (inception to date income of $3,191) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods and increased the carrying value of the investment to $62,905.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014 summarized as follows:

	June 30,	December 31,
	2015	2014
Laboratory and medical equipment	$353,252	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	47,647	47,647
Leasehold improvements	362,046	362,046
	888,579	887,685
Less accumulated depreciation and amortization	(877,618)	(874,999)
	$10,961	$12,686

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America
and Seaside Bank, including fees and interest	$17,090	$1,533,217
Interest payable on notes payable	415,073	685,575
Vendor accruals and other	134,896	120,836
Employee commissions, compensation, etc.	44,283	33,987
	$611,342	$2,373,615

During the six months ended June 30, 2014, the Company issued an aggregate of 31,052,689 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $190,966 loss in settlement of debt.

During the six months ended June 30, 2015, the Company issued an aggregate of 11,652,719 shares of its common stock in settlement of outstanding accounts payable. In connection with the issuance, the Company incurred $78,528 gain in settlement of debt.

During the six months ended June 30, 2015, the Company issued an aggregate of 24,353,285 shares of its common stock in settlement of accumulative outstanding accounts payable due to Guarantors of the Company of $961,124. In connection with the issuance, the Company incurred a $791,024 gain in settlement of debt.

During the six months ended June 30, 2015, the Company settled an outstanding subordinated debt, related accrued interest and accounts payable due to the guarantor by issuing a five year, non-interest bearing note payable. (See Note 7). In connection with the note issuance, the Company settled $624,737 of outstanding guarantor fees.

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

During the six months ended June 30, 2015, the Company issued an aggregate of 76,612,184 shares of its common stock in exchange for $472,675 under the stock Purchase Agreement. (See note 10)

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Seaside Bank note payable	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	180,000	151,000
Daniel James Management note payable	75,000	75,000
Fourth Man, LLC note payable	75,000	75,000
Magna Group	130,000	205,000
Total notes payable	1,824,972	1,870,972
Less unamortized debt discount	(242,495)	(339,160)
Total notes payable net of unamortized debt discount	$1,582,477	$1,531,812

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

Hunton & Williams Notes

At June 30, 2015 and December 31, 2014, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this period)

During the six months ended June 30, 2015, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $180,000 (the “Asher Notes”). The Company incurred legal fees in the amount of $15,000 which were deducted from the proceeds of the notes.

The Asher Notes bear interest at the rate of 8% per annum. As of the six months ended June 30, 2015, all interest and principal must be repaid nine months from the issuance date, with the last note being due February 6, 2016. The Asher Notes are convertible into shares of common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the shares of common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes.

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at June 30, 2015 was $307,285. At the inception of the Asher Notes, the Company determined the aggregate fair value of $211,575 of the embedded derivatives.

During the six months ended June 30, 2015, $151,000 of notes that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Asher Notes unconverted principle balance as of June 30, 2015 was $180,000.

Daniel James Management (During this period)

During the six months ended June 30, 2015, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible note in aggregate principal amount of $75,000 (the “Daniel Note”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the six months ended June 30, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due June 28, 2016. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at June 30, 2015 was $151,894. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $137,578 of the embedded derivatives.

During the six months ended June 30, 2015, $75,000 of notes that were outstanding at December 31, 2014, plus accrued interest were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Daniel Notes unconverted principle balance as of June 30, 2015 was $75,000.

Fourth Man, LLC (During this period)

During the six months ended June 30, 2015, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of a 9.5% convertible notes in the aggregate principal amount of $75,000 (the “Note”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the six months ended June 30, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due May 31, 2016. The Notes are convertible into shares of common stock, at Fourth Man’s option, at a 47% discount to the lowest closing bid price of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at June 30, 2015 was $150,554. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $143,097 of the embedded derivatives.

During the six months ended June 30, 2015, $75,000 of notes that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Fourth Man, LLC Notes unconverted principle balance as of June 30, 2015 was $75,000.

Magna Group (During this period)

During the six months ended June 30, 2015, $75,000 of notes that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 10). The remaining aggregate Magna notes unconverted principle balance as of June 30, 2015 was $130,000.

The Company has identified the embedded derivatives related to the Magna notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Magna notes and to fair value as of each subsequent reporting date which at June 30, 2015 was $217,540. The fair value of the embedded derivatives of the Asher, Daniel and Fourth Man Notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 111.98% to 147.97%, (3) weighted average risk-free interest rate of 0.17% to 0.27%, (4) expected lives of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0058 to $0.0127 per share. The initial fair value of the embedded debt derivative of $492,249 was allocated as a debt discount up to the proceeds of the notes ($313,964) with the remainder ($178,285) charged to current period operations as interest expense. For the three and six months ended June 30, 2015, the Company amortized an aggregate of $193,834 and $425,629 of debt discounts to current period operations as interest expense, respectively.

Promissory note

At December 31, 2014, the Company’s former officers and directors have provided notes in aggregate of $1,500,000. As of December 31, 2014, these notes were not considered as related party. The notes range from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described in Note 8.

On June 1, 2015, the Company issued an amended and restated promissory note of $1,697,762 in settlement of the $1,500,000 outstanding subordinated debt (See Note 12), related accrued interest of $373,469 and accumulated and unpaid guarantor fees of $624,737 (See Note 5).

The note is unsecured and non-interest bearing with four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining unpaid balance due June 1, 2020.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method.

In connection with the settlement, the Company recorded a gain on settlement of debt of $1,169,058.

For the three and six months ended June 30, 2015, the Company amortized $6,745 of debt discounts to current period operations as interest expense.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of June 30, 2015 and December 31, 2014, the Company’s officers and directors have provided advances in the aggregate of $155,363 and $148,759, respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

On April 3, 2015, the Company issued 1,363,031 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2015 per the forbearance agreement.

As of June 30, 2015 and December 31, 2014, the principle of this note was $362,000.

Officer and Director Notes

	June 30,	December 31,
	2015	2014
Notes payable, Dr. Murphy	$465,240	$465,240
Note payable, Mr. Tomas	252,250	331,354
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	287,772	299,465
Total	$1,880,262	$1,971,059

Notes payable, Dr. Murphy

At June 30, 2015 and December 31, 2014, the Company has outstanding notes payable to Dr. Murphy with interest at 8% per annum due at maturity in aggregate $465,240. Of the outstanding balance, certain subordinated notes totaling $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar (or successor) Loan is paid off.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the six months ended June 30, 2015, the Company paid off $79,104 of the outstanding promissory note. The principle outstanding balance of this note as of June 30, 2015 is $252,250.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principle outstanding balance of this note as of June 30, 2015 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principle outstanding balance of this note as of June 30, 2015 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the six months ended June 30, 2015, the Company paid off $11,693 of the outstanding promissory note. The principle outstanding balance of this note as of June 30, 2015 is $287,772.

During the three and six months ended June 30, 2015, the Company purchased $80,504 and $172,298 lab kits, respectively, from Pavillion, Inc., a related party, whose owner is related to an officer of the Company.

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

At June 30, 2015, the fair value of the reset provision related to the embedded derivative liability of $82,511 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 113.63%; risk free rate: 2.07%; and expected life: 7.26 years. The Company recorded a gain on change in derivative liabilities of $31,837 and $67,409 during the three and six months ended June 30, 2015, respectively.

Convertible notes

In 2014 and the six months ended June 30, 2015, the Company issued convertible notes (see Note 7 above).

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

The fair value of the embedded derivatives at June 30, 2015, in the amount of $856,241, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 113.63%, (3) weighted average risk-free interest rate of 0.01 to 0.28%, (4) expected lives of 0.10 to 0.92 years, and (5) estimated fair value of the Company’s common stock of $0.0066 per share. The Company recorded a loss on change in derivative liabilities of $268,292 and $181,140 during the three and six months ended June 30, 2015, respectively.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 10 — STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2015, the Company issued an aggregate of 11,652,719 shares of its common stock in the amount of $100,132 for the settlement of outstanding accounts payable and accrued expenses. In connection with the issuance of the shares the Company recognized a gain on settlement of accounts payable and accrued expenses in the amount of $78,528 (see Note 5).

During the six months ended June 30, 2015, the Company issued 6,650,000 shares of common stock in settlement of litigation. In connection with the issuances, the Company recognized a loss in the amount of $59,850, which is included in the marketing, general and administration expense in the Statement of Operations (see Note 12).

On April 3, 2015, the Company issued 1,363,031 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2015 per the forbearance agreement on Northstar note (See Note 8).

During the six months ended June 30, 2015, the Company issued an aggregate of 93,803,679 shares of its common stock for the conversion of $388,258 of notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $411,772 (see Note 13).

During the six months ended June 30, 2015, the Company purchased 8,343,200 shares of the Company’s common stock in the open market at an average cost of $0.006 per share.

During the six months ended June 30, 2015, the Company issued an aggregate of 76,612,184 shares of common stock in exchange for $472,675 under the stock purchase agreement with Magna Equities II, LLC (see Note 6), and issued an aggregate of 7,851,968 shares of common stock in exchange for $61,270. In connection with the stock sale, the Company issued an aggregate of 1,443,656 warrants to purchase the Company’s common stock (see Note 11).

During the six months ended June 30, 2015, the Company issued an aggregate of 24,353,285 shares of its common stock in settlement of accumulative outstanding accounts payable due to Guarantors of the Company of $961,125. In connection with the issuance, the Company incurred a $791,024 gain in settlement of debt.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred million shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan.

A summary of options at June 30, 2015 and activity during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (in years)
Options outstanding at January 1, 2014	23,912,943	$0.15	9.0
Granted	43,148,487	$0.023	10.0
Exercised	—	$
Forfeited/Expired	(136,221)	$5.2
Options outstanding at December 31, 2014	66,925,209	$0.056	8.9
Granted	7,000,000	$0.01116	10.0
Exercised	—
Forfeited/Expired	(24,712)	$0.71
Options outstanding at June 30, 2015	73,900,497	$0.05147	8.5
Options exercisable at June 30, 2015	33,001,632	$0.08939	8.5
Available for grant at June 30, 2015	89,500,000

The following information applies to options outstanding and exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$0.00 – $0.70	73,438,487	8.6	$0.024	32,539,622	$0.03
$0.71 – $1.28	125,218	4.0	$0.828	125,218	$0.83
$5.25 – $5.67	312,080	1.1	$5.53	312,080	$5.53
$7.69	24,712	1.1	$7.69	24,712	$7.69
	73,900,497	8.5	$0.05147	33,001,632	$0.08939

On February 2, 2015, the Company issued an aggregate 7,000,000 options to purchase the Company’s common stock at $0.01116 per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $121,735, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 142.65% and Risk free rate: 1.68%.

The fair value of all options vesting during the three and six months ended June 30, 2015 of $75,275 and $272,241, respectively, was charged to current period operations. The fair value of all options vesting during the three and six months ended June 30, 2014 of $48,805 and $243,370, respectively, was charged to period operations.

Warrants

A summary of common stock purchase warrants at June 30, 2015 and activity during the period then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term (in
	Shares	Price	years)
Outstanding at January 1, 2014	118,078,856	$0.22	6.3
Issued	57,582,469	$0.02	8.2
Exercised	(11,918,181)	$0.01
Expired	(13,178,145)	$0.08
Outstanding at December 31, 2014	150,564,999	$0.17	6.6
Issued	1,443,656	$0.01127	10.0
Exercised		$
Expired	(10,325,002)	$0.0240
Outstanding at June 30, 2015	141,683,653	$0.1783	6.6
Exercisable at June 30, 2015	134,695,547	$0.10	6.6

The following information applies to common stock purchase warrants outstanding and exercisable at June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Term	Price	Shares	Price
$0.01 – $0.50	135,434,520	6.7	$0.02	129,990,864	$0.02
$0.52 – $0.68	2,699,675	3.8	$0.58	2,699,675	$0.58
$0.70 – $1.62	848,176	4.5	$0.71	848,176	$0.71
$5.67 – $7.69	2,701,282	7.4	$7.55	1,156,832	$7.35
	141,683,653	6.6	$0.1783	134,695,547	$0.10

In conjunction with the authorized issuance of common stock, the Company granted 1,443,656 common stock purchase warrants during the six months ended June 30, 2015. The warrants are exercisable at an exercise price of approximately $0.01127 per share for ten years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation

On March 19 2015, the Company settled a prospective dispute with a third party over the use of proprietary information through the issuance of 6,650,000 shares of common stock. (See Note 10)

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company. On June 1, 2015, the Company settled the lawsuit. As part of the settlement, the Company recorded a gain of $1,169,058. The Company provided a note to the original guarantor in the amount of $1,697,762, to be paid over a five year period with a 0% interest rate.

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2015, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

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

As of June 30, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2015, in the amount of $938,752 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

	Warrant	Debt
	Liability	Derivative
Balance, December 31, 2013	146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,443,708
Initial fair value of derivative relating to reset warrants	—	—
Mark-to-market at December 31, 2014:	3,065	(429,018)
Transfers out of Level 3 upon increase in authorized shares	—	—
Transfers out of Level 3 upon conversion and settlement of
notes	—	(680,295)
Balance, December 31, 2014	$149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	495,522
Mark-to-market at June 30, 2015:	(67,409)	181,140
Transfers out of Level 3 upon conversion or payoff of notes
payable	—	(411,772)
Balance, June 30, 2015	$82,511	$856,241
Net Gain (loss) for the period included in earnings relating to
the liabilities held at June 30, 2015	$67,409	$(181,140)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 37% from December 31, 2014 to June 30, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases.. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent stock issuances

In July 2015, the Company issued 19,948,340 shares of its common stock in settlement of $51,250 of outstanding convertible note payable and $1,520 accrued interest; 6,782,873 shares of its common stock in settlement of services of approximately $38,000. 6,368,040 shares of its common stock in exchange of $33,954 drawn down on the Magna debt and issued 1,345,364 shares of its common stock in settlement as “true up” shares pursuant to the draw down on the equity line.

Subsequent financing

In July 2015, the Company borrowed an aggregate of $180,000 under unsecured revenue based factoring agreements at an annual interest rate of 5% to 15% with aggregate daily payments of $1,464, including interest, over the term of the loan (189 days).

On August 1, 2015, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC., for the sale of a 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on July 31, 2016. The Note is convertible into common stock, at Fourth Man LLC’s option, at a 47% discount to the lowest daily closing trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 16, 2015, in connection with the audit of our annual financial statements as of December 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2015 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

We are an emerging enterprise in the regenerative medicine/cellular therapy industry. We are focused on the discovery, development and commercialization of cell based therapeutics that prevent, treat or cure disease by repairing and replacing damaged or aged tissue, cells and organs and restoring their normal function. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine / cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic.

US Stem Cell Training, (“SCT”), an operating division of our company, is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients. SCT also provides in-person and online training courses which are delivered through in-person presentations at SCT’s state of the art facilities and globally at university, hospital and physician’s office locations as well as through online webinars. Additionally, SCT provides hands-on clinical application training for physicians and health care professionals interested in providing regenerative medicine / cell therapy procedures.

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

US Stem Cell Clinic, LLC, (“SCC”), a partially owned investment of our company, is a physician run regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. SCC is operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

Bioheart’s comprehensive map of products and services:

Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy; tissue engineering; tools, devices and diagnostics, and aesthetic medicine. Our business model is focused on two of these areas: first, cell therapy, in which we introduce cells (adult, donor or patient, stem cell or differentiated) into the body to prevent and treat disease; and second, we are a provider of services and products to physicians and veterinaries who provide or seek to provide cellular therapies and direct patient care for individuals and animals who may benefit from cellular therapy.

All living complex organisms start as a single cell that replicates, differentiates(matures) and perpetuates in an adult organism through its lifetime. Cellular therapy is the process that uses cells to prevent, treat or cure disease, or regenerate damaged or aged tissue. To date, the most common type of cell therapy has been the replacement of mature, functioning cells such as through blood and platelet transfusions. Since the 1970s, first bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation that are used to treat many cancers. These types of cell therapies are standard of practice world-wide and are typically reimbursed by insurance.

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

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required us to adapt our mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, we have developed a multifaceted portfolio of revenue generating products and services in our US Stem Cell Training, Vetbiologics, and US Stem Cell Clinic, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need for venture financings – a modern biotechnology company development strategy.

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

Three Months Ended June 30, 2015 as compared to the Three Months Ended June 30, 2014

Revenues

We recognized revenues of $565,307 for the three months ended June 30, 2015, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $579,246 for the three months ended June 30, 2014 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected a moderate decrease based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, and clinic supplies required for patient studies.

Cost of sales was $223,592 and $189,331 in the three month periods ended June 30, 2015 and 2014, respectively. Associated gross margins were $341,715 (60.4%) and $389,915 (67.3%) for the three months periods ended June 30, 2015 and 2014, respectively. The decrease in gross margin, quarter over quarter, is attributed to the mix of product sales and the testing of lower pricing models to attempt to increase the volume of certain product and service sales.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $130,373 in the three month period ended in June 30, 2015, an increase of $114,895 from the research and development expenses of $15,478 in the three month period ended in June 30, 2014. Our increase is proportionate to our increase in management focus on research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $690,248 for the three month period ended June 30, 2015 compared to $831,362 for the three month period ended June 30, 2014, a decrease of $141,114. The decrease in costs primarily due to the reduction of stock based compensation of $63,963 and reduction in commission expense of $74,377.

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

Gain on settlement of debt

During the three months ended June 30, 2015, we settled $1,585,862 in guarantor fees, accrued interest of $373,469, and an outstanding note payable of $1,500,000, for a net gain of $1,960,082. In addition, we incurred a gain of $19,098 in open accounts payable during the current period as compared to a net aggregate gain of $93,422 for the same period last year.

Interest Expense

Interest expense during the three months ended June 30, 2015 was $384,250 compared to $398,194 three months ended June 30, 2014. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2015 and 2014 was $293,558 and $224,130, respectively.

Six Months Ended June 30, 2015 as compared to the Six Months Ended June 30, 2014

Revenues

We recognized revenues of $1,054,864 for the six months ended June 30, 2015, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognize revenues of $971,420 for the six months ended June 30, 2014 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The increase in revenue resulted from the growth of the sale of our products and services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials and clinic supplies required for patient studies.

Cost of sales was $471,216 and $353,379 in the six month periods ended June 30, 2015 and 2014, respectively. Associated gross margins were $583,648 (55.3%) and $618,041 (63.6%) for the six months periods ended June 30, 2015 and 2014, respectively. The decrease in gross margin, period over period, is attributed to the mix of product sales and the testing of lower pricing models to attempt to increase the volume of certain product and service sales.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $180,518 in the six month period ended in June 30, 2015, an increase of $155,183 from the research and development expenses of $25,335 in the six month period ended in June 30, 2014. Our increase is proportionate to our increase in management focus on research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,688,381 for the six month period ended June 30, 2015 compared to $1,669,691 for the six month period ended June 30, 2014, an increase of $18,690 . The increase in costs primarily due to increases in salaries from $325,000 for the six months ended June 30, 2014 to $436,558 for the current period, an increase of $111,558, and our legal and consulting fees decreased by $70,046 and $35,507, respectively, due to services provided.

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

Gain on settlement of debt

During the six months ended June 30, 2015, we settled $1,585,862 in guarantor fees, accrued interest of $373,469 and an outstanding note payable of $1,500,000 for a net gain of $1,960,082. In addition, we incurred a gain of $78,528 in open accounts payable. In the six month ended June 30, 2014, we settled outstanding debt and related accrued interest for a net gain of $81,568, licensing fees settled for a gain of $2,122,130, net with a loss on settlement of accounts payable of $16,644.

Interest Expense

Interest expense during the six months ended June 30, 2015 was $814,092 compared to $704,092 six months ended June 30, 2014. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2015 and 2014 was $613,932 and $482,491, respectively.

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

In April 1, 2013, the Board of Directors authorized, (and approved by our shareholders on February 2, 2015), the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty million shares of common stock for issuance, subsequently increased to 100,000,000 on November 3, 2014. We currently have 89,500,000 available to future issuances.

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

Concentrations of Credit Risk

As of June 30, 2015, four customers represented 13%, 7%, 6% and 16%, respectively aggregate of 42% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, aggregate of 55%, of the Company’s accounts receivable.

Liquidity and Capital Resources

In the six months ended June 30, 2015, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $646,726 in the six month period ended June 30, 2015 as compared to $507,059 of cash used in the six month period ended in June 30, 2014.

Our use of cash for operations in the six months ended June 30, 2015 reflected a net loss generated during the period of $161,623, adjusted for non-cash items such as stock-based compensation of $269,301, depreciation of $2,619, amortization of debt discounts of $425,629, and non-cash interest expense of $188,303, loss on change in fair value of derivative liabilities of $113,731, net gain on settlement of debt of $2,038,611 and income from investments of $12,308. In addition we had a net decrease in operating assets of $4,377 and an increase in accrued expenses of $221,950, in accounts payable of $242,956 and deferred revenue of $37,100.

Investing Activities

Net cash used in investing activities was $61,166 for the six months ended June 30, 2015 were to acquire office equipment of $894, additional investment of $10,000 and purchase of treasury stock of $50,272 as compared to $6,366 of cash used for the purchase of equipment for the same period of 2014.

Buy-Back Program

On January 13, 2015, we issued a press release announcing that our Board of Directors approved a share repurchase program authorizing us to repurchase outstanding common stock when beneficially prudent for our company and our shareholders As of June 30, 2015, we have purchased 8,343,200 shares of our common stock pursuant to our share repurchase program.

Financing Activities

Net cash provided by financing activities was an aggregate of $764,752 in the six month period ended June 30, 2015 as compared to $558,419 in the six month period ended in June 30, 2014. In the six month period ended June 30, 2015 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $533,945 and received proceeds from issuance of note payable of $315,000 net with repayments of related party notes payable of $90,797 and received $6,604 related party advances.

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

At June 30, 2015, we had cash and cash equivalents totaling $93,534. However our working capital deficit as of such date was approximately $8 million. Our independent registered public accounting firm has issued its report dated March 16, 2015 in connection with the audit of our financial statements as of December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended June 30, 2015 addresses the issue of our ability to continue as a going concern.

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

Based on their evaluation, as of June 30, 2015, our management has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company. On June 1, 2015, the Company settled the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, the Company sold an aggregate of 7,851,968 shares of the Company’s common stock and common stock purchase warrants to purchase 1,443,656 shares of the Company’s common stock for aggregate gross cash proceeds of $61,270. The warrants are (i) exercisable solely for cash at an exercise prices of approximately $0.01127 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2015.

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

Bioheart, Inc.

Date: August 3, 2015	By:	/s/Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer