Form 10-Q
period 2015-09-30
U.S. Stem Cell, Inc.
filed 2015-11-05
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-33718

U.S. STEM CELL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0945967
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13794 NW 4th Street, Suite 212, Sunrise, Florida 33325
(Address of principal executive offices) (Zip Code)

(954) 835-1500
(Registrant’s telephone number, including area code)

BIOHEART, INC
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 05, 2015, there were 1,283,757 outstanding shares of the Registrant’s common stock, par value $0.001 per share.  Transitional Small Business Disclosure Format Yes ☐ No ☒

U.S. STEM CELL, INC.

INDEX TO FORM 10-Q FILING
SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,658	$36,674
Accounts receivable, net	93,770	95,409
Prepaid and other	9,155	9,255
Total current assets	168,583	141,338

Property and equipment, net	9,633	12,686

Other assets
Investments	74,530	40,597
Deposits	10,160	10,160

Total assets	$262,906	$204,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,025,825	$1,991,979
Accrued expenses	656,141	2,373,615
Advances, related party	155,363	148,759
Deferred revenue	32,170	-
Deposits	478,286	478,286
Promissory note, short term portion, net of debt discount of $80,754 and $-0- respectively	69,246	1,500,000
Notes payable, related party	2,242,262	2,333,059
Notes payable, net of debt discount	1,635,500	1,531,812
Derivative liabilities	399,328	741,271
Total current liabilities	7,694,121	11,098,781

Long term debt:
Promissory note, long term portion, net of debt discount of $259,720	1,288,043	-
Total liabilities	8,982,164	11,098,781

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 977,806 and 581,433 shares issued and 939,954 and 581,433 outstanding as of September 30, 2015 and December 31, 2014, respectively	978	581
Additional paid in capital	112,134,904	109,519,913
Treasury stock, 37,852 shares	(157,664)	-
Accumulated deficit	(120,717,476)	(120,434,494)
Total stockholders' deficit	(8,719,258)	(10,894,000)

Total liabilities and stockholders' deficit	$262,906	$204,781

See the accompanying notes to these financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Products	$321,129	$281,752	$949,251	$869,012
Services	236,483	297,784	663,225	694,852
Total revenue	557,612	579,536	1,612,476	1,563,864

Cost and operating expenses:
Cost of sales	243,940	455,603	868,742	782,487
Research and development	12,764	8,581	39,696	33,916
Marketing, general and administrative	563,676	1,580,325	2,252,057	3,289,419
Depreciation and amortization	1,328	1,759	3,947	3,745
Total operating expenses	821,708	2,046,268	3,164,442	4,109,567

Net loss from operations	(264,096)	(1,466,732)	(1,551,966)	(2,545,703)

Other income (expenses):
Gain on settlement of debt	58,873	85,229	2,097,483	2,272,283
Gain on change of fair value of derivative liability	374,684	239,296	260,953	61,339
Income from equity investment	11,625	-	23,934	-
Other income	10,131	-	13,282	-
Interest expense	(312,576)	(331,026)	(1,126,668)	(1,035,118)
Total other income (expenses)	142,737	(6,501)	1,268,984	1,298,504

Net loss before income taxes	(121,359)	(1,473,233)	(282,982)	(1,247,199)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(121,359)	$(1,473,233)	$(282,982)	$(1,247,199)

Net loss per common share, basic and diluted	$(0.15)	$(2.84)	$(0.38)	$(2.68)

Weighted average number of common shares outstanding, basic and diluted	835,113	519,135	736,269	464,608

See the accompanying notes to these financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2014	20,000,000	$20,000	581,433	$581	$109,519,913	$-	$(120,434,494)	$(10,894,000)
Common stock issued in settlement of accounts payable and accrued interest	-	-	22,182	22	165,390		-	165,412
Common stock issued in settlement of guarantor fees	-	-	24,353	24	170,077		-	170,101
Common stock issued in connection with settlement of other debt	-	-	247,524	248	1,295,340		-	1,295,588
Proceeds from issuance of common stock	-	-	95,664	96	582,712		-	582,808
Common stock issued in settlement of litigation	-	-	6,650	7	59,843		-	59,850
Purchase of 37,852 shares of Company's common stock at average cost of $4.17 per share	-	-	-	-	-	(157,664)	-	(157,664)
Stock based compensation	-	-	-	-	341,629	-	-	341,629
Net loss	-	-	-	-	-	-	(282,982)	(282,982)
Balance, September 30, 2015	20,000,000	$20,000	977,806	$978	$112,134,904	$(157,664)	$(120,717,476)	$(8,719,258)

See the accompanying notes to these financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,982)	$(1,247,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,947	3,745
Bad debt expense	-	28,732
Discount on convertible debt	612,811	343,592
Change in fair value of derivative liability	(260,953)	(61,339)
Gain on settlement of debt	(2,097,483)	(2,272,283)
Common stock issued in settlement of litigation	59,850
Non cash payment of interest	227,396	385,501
Warrants issued in connection with joint venture agreement	-	136,837
Related party notes payable issued for services rendered	-	800,000
Income on equity investments	(23,934)	-
Stock based compensation	341,629	446,366
(Increase) decrease in:
Receivables	1,639	(162,682)
Prepaid and other current assets	100	(23,624)
Increase (decrease) in:
Accounts payable	324,026	628,684
Accrued expenses	272,322	246,486
Deferred revenue	32,170	-
Net cash used in operating activities	(789,462)	(747,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments	(10,000)	-
Purchase of treasury stock	(157,664)	-
Acquisitions of property and equipment	(894)	(8,121)
Net cash used by investing activities	(168,558)	(8,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	582,808	428,251
Proceeds from related party advances	6,604	26,759
Proceeds from exercise of stock options and warrants	-	136,000
Proceeds from notes payable	541,410	388,000
Repayments of notes payable	(143,818)	(223,340)
Net cash provided in financing activities	987,004	755,670

Net increase in cash and cash equivalents	28,984	365

Cash and cash equivalents, beginning of period	36,674	46,227
Cash and cash equivalents, end of period	$65,658	$46,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$273,883	$161,532
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$623,237	$938,075
Common stock issued in settlement of accounts payable	$165,412	$857,445
Common stock issued in settlement of guarantor fees	$170,101	$-
Promissory note issued in exchange for subordinated debt and accrued expenses	$1,697,762	$-
Common stock issued in settlement of related party notes and advances payable	$-	$862,880

See the accompanying notes to these financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of U.S. Stem Cell, Inc. (f.k.a. Bioheart, Inc.), (the “Company”), have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed financial statements should be read in conjunction with the December 31, 2014 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

U.S. Stem Cell, Inc. (f.k.a. Bioheart, Inc.) (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. The business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

On October 12, 2015, the Company amended its Articles of Incorporation to change its name to U.S. Stem Cell, Inc. and to implement a reverse stock split in the ratio of 1 share for every 1,000 shares of common stock. This amendment was approved and filed of record by the Florida Secretary of State on October 12, 2015, effective on October 19, 2015.  FINRA has declared the Company’s 1-for-1,000 reverse stock split market effective as of November 4, 2015. In addition, the ticker symbol will be BHRTD for 20 business days from November 4th 2015 at which point it will change to USRM. These financial statements have been retroactively restated to reflect the reverse stock split (see note 10).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

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

At September 30, 2015 and December 31, 2014, the Company had deferred revenues of $32,170 and $-0-, respectively.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are changed to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2015 and December 31, 2014, allowance for doubtful accounts was $-0-.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Shares issuable upon conversion of convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share for the three and nine months ended September 30, 2015 and 2014 because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 1,206,554 and 659,543 for the three months ended September 30, 2015 and 2014, respectively and 1,107,710 and 605,016 for the nine months ended September 30, 2015 and 2014, respectively.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2015, there were outstanding stock options to purchase 73,804 shares of common stock, 44,468 shares of which were vested.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of September 30, 2015, five customers represented 15%, 5%, 7%, 15% and 14% respectively for an aggregate of 56% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, for an aggregate of 55%, of the Company’s accounts receivable.

For the three months ended September 30, 2015, the Company’s revenues earned from the sale of products and services were $557,612, of which one customer represented 11% of the Company’s revenues. For the three months ended September 30, 2014, the Company’s revenues earned from the sale of products and services were $579,536, of which no customers represented 10% or more of the Company’s revenues.

For the nine months ended September 30, 2015, the Company’s revenues earned from the sale of products and services were $1,612,476, of which no customers represented 10% or more of the Company’s revenues. For the nine months ended September 30, 2014, the Company’s revenues earned from the sale of products and services were $1,563,864, of which one customer represented 11% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $12,764 and $39,696 for the three and nine months ended September 30, 2015, respectively; and $8,581 and $33,916 for the three and nine months ended September 30, 2014, respectively.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2015 and December 31, 2014, the Company had outstanding convertible notes that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 7 and Note 9)

Reliance on Key Personnel and Consultants

The Company has four full-time employees and one part-time employee. The Company is heavily dependent on the continued active participation of its two current executive officers, one employee and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

NOTE 2 — GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, during nine months ended September 30, 2015, the Company incurred an operating loss of $1,551,966 and used $789,462 in cash for operating activities. As of September 30, 2015, the Company had a working capital deficit (current liabilities in excess of current assets) of approximately $7.5 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 3 — INVESTMENTS

Investment is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were an aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC of $11,625 and $23,934 for the three and nine months ended September 30, 2015, respectively, (inception to date income of $14,816) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods and increased the carrying value of the investment to $74,530.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and December 31, 2014 summarized as follows:

	September 30, 2015	December 31, 2014
Laboratory and medical equipment	$353,252	$352,358
Furniture, fixtures and equipment	125,634	125,634
Computer equipment	47,647	47,647
Leasehold improvements	362,046	362,046
	888,579	887,685
Less accumulated depreciation and amortization	(878,946)	(874,999)
	$9,633	$12,686

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$40,205	$1,533,217
Interest payable on notes payable	451,937	685,575
Vendor accruals and other	141,582	120,836
Employee commissions, compensation, etc.	22,417	33,987
	$656,141	$2,373,615

During the nine months ended September 30, 2014, the Company issued an aggregate of 45,232 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $105,737 loss in settlement of debt.

During the nine months ended September 30, 2015, the Company issued an aggregate of 20,819 shares of its common stock in settlement of outstanding accounts payable. In connection with the issuance, the Company incurred $86,763 gain in settlement of debt.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

During the nine months ended September 30, 2015, the Company incurred a gain of $50,638 in relief of accounts payable.

During the nine months ended September 30, 2015, the Company issued an aggregate of 24,353 shares of its common stock in settlement of accumulative outstanding accounts payable due to Guarantors of the Company of $961,124.  In connection with the issuance, the Company incurred a $791,024 gain in settlement of debt.

During the nine months ended September 30, 2015, the Company settled an outstanding subordinated debt, related accrued interest and accounts payable due to the guarantor by issuing a five year, non-interest bearing note payable.  (See Note 7).  In connection with the note issuance, the Company settled $624,737 of outstanding guarantor fees.

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

From time to time over the term of the Purchase Agreement, commencing on the trading day immediately following the date on which the initial registration statement was declared effective by the Securities and Exchange Commission (the “Commission”), the Company may provide the Investor with a draw down notice to purchase a specified dollar amount of Shares, with each draw down subject to certain limitations. The Company may not deliver any Draw Down Notice to the Investor if the Initial Purchase Price with respect to the Shares subject to such Draw Down Notice is less than $2.50 as of the date the applicable Draw Down Notice is received by the Investor (the “Draw Down Exercise Date”).

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

In 2014, the Company paid to the Investor as a commitment fee for entering into the Purchase Agreement equal an aggregate of to 12,000 shares of the Company’s common stock.

During the nine months ended September 30, 2015, the Company issued an aggregate of 87,812 shares of its common stock in exchange for $521,538 under the Purchase Agreement. (See Note 10)

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	66,000	151,000
Daniel James Management notes payable	75,000	75,000
Fourth Man, LLC notes payable	75,000	75,000
Magna Group note payable	64,595	205,000
Power Up Lending Group notes payable	169,965	-
Total notes payable	1,815,532	1,870,972
Less unamortized debt discount	(180,032)	(339,160)
Total notes payable net of unamortized debt discount	$1,635,500	$1,531,812

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

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

Hunton & Williams Notes

At September 30, 2015 and December 31, 2014, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes (During this period)

During the nine months ended September 30, 2015, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $180,000 (the “Asher Notes”). The Company incurred legal fees in the amount of $15,000 which were deducted from the proceeds of the notes.

The Asher Notes bear interest at the rate of 8% per annum. As of the nine months ended September 30, 2015, all interest and principal must be repaid nine months from the issuance date, with the last note being due February 6, 2016. The Asher Notes are convertible into shares of common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the shares of common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes. (see note 9)

These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at September 30, 2015 was $72,522. At the inception of the Asher Notes, the Company determined the aggregate fair value of $211,575 of the embedded derivatives.

During the nine months ended September 30, 2015, $151,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $114,000 of notes plus accrued interest that were issued during 2015, were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Asher Notes unconverted principle balance as of September 30, 2015 was $66,000.

Daniel James Management (During this period)

During the nine months ended September 30, 2015, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible note in aggregate principal amount of $100,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the nine months ended September 30, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due September 1, 2016. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (see note 9).

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at September 30, 2015 was $110,537. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $180,930 of the embedded derivatives.

During the nine months ended September 30, 2015, $75,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $25,000 of notes plus accrued interest that were issued during 2015, were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Daniel Notes unconverted principle balance as of September 30, 2015 was $75,000.

Fourth Man, LLC (During this period)

During the nine months ended September 30, 2015, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of a 9.5% convertible notes in the aggregate principal amount of $100,000 (the “Notes”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the nine months ended September 30, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due July 31, 2016. The Notes are convertible into shares of common stock, at Fourth Man’s option, at a 47% discount to the lowest closing bid price of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision. (see note 9)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at September 30, 2015 was $108,731.  At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $198,855 of the embedded derivatives.

During the nine months ended September 30, 2015, $75,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $25,000 of notes plus accrued interest that were issued during 2015, were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate Fourth Man, LLC Notes unconverted principle balance as of September 30, 2015 was $75,000.

Magna Group (During this period)

On August 6, 2015, the Company amended the securities purchase agreement with Magna amending the maturity date of its convertible notes payable with Magna from August 7, 2015 to November 7, 2015.  This amendment also changes to conversion price of the notes from $0.01035 to the lesser of a) $0.006 or b) a 40% discount from the lowest trading price in the five trading days prior to conversion.

The Company has identified the embedded derivatives related to the Magna Notes. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Magna Notes and to fair value as of each subsequent reporting date which at September 30, 2015 was $83,787.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

During the nine months ended September 30, 2015, $140,405 of notes that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 10). The remaining aggregate Magna notes unconverted principle balance as of September 30, 2015 was $64,595.

PowerUp Lending Group, Ltd

In July 2015, the Company entered into two revenue based factoring agreements and received an aggregate of $180,000 (less origination fees of $3,590) in exchange for $243,000 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreements, the Company is required to make daily payments equal to the greater of $1,464 or 20% of the Company’s daily cash or monetary sales receipts over the term of the agreements (ranging from 126 to 189 business days). The Company has recorded a debt discount which is being amortized to interest expense over the term of the agreements. At September 30. 2015, the Company has recorded interest expense in the amount of $20,014 under the terms of the agreement. The remaining unamortized debt discount at September 30, 2015 is $46,576.

Promissory note

At December 31, 2014, a related party to one of the Company’s former officers provided notes in aggregate of $1,500,000.  As of December 31, 2014, these notes were not considered as related party. The notes range from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described in Note 8.

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

For the three and nine months ended September 30, 2015, the Company amortized $21,396 and $28,141 of debt discounts to current period operations as interest expense, respectively.

Summary:

The Company has identified the embedded derivatives related to the Asher, Daniel, Fourth Man LLC and Magna notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at September 30, 2015 was $375,577. The fair value of the embedded derivatives at issuance of the Asher, Daniel, Fourth Man and Magna Notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 111.98% to 147.97%, (3) weighted average risk-free interest rate of 0.17% to 0.37%, (4) expected lives of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0019 to $0.0127 per share.

The initial fair value of the embedded debt derivative of $591,360 was allocated as a debt discount up to the proceeds of the notes ($363,964) with the remainder ($227,396) charged to current period operations as interest expense. For the three and nine months ended September 30, 2015, the Company amortized an aggregate of $207,196 and $632,825 of debt discounts to current period operations as interest expense, respectively.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2015 and December 31, 2014, the Company’s officers and directors have provided advances in the aggregate of $155,363 and $148,759, respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

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

On September 21, 2012, the Company issued 5,000 common stock purchase warrants to Northstar that was treated as additional interest expense upon issuance.

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement providing a recapitalized new note balance comprised of all sums due Northstar with a maturity date extended perpetually. The Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

As described above, during the year ended December 31, 2013, the Company issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, the Company issued 15,000,000 shares of Series A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement. The fair value of the Preferred Stock of $274,050 was included in interest expense for the year ended December 31, 2013.

On September 30, 2013, the Company issued 8,772 shares of its common stock as payment of $100,000 towards cash advances.

On December 24, 2013, the Company issued 3,916 shares of its common stock as payment of accrued interest through June 30, 2013 of $85,447.

On April 2, 2014, the Company issued 275 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2014 per the forbearance agreement.

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

On October 3, 2014, the Company issued 515 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2014 per the forbearance agreement.

On April 3, 2015, the Company issued 1,363 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2015 per the forbearance agreement.

As of September 30, 2015 and December 31, 2014, the principle of this note was $362,000.

	September 30, 2015	December 31, 2014
Notes payable, Dr Murphy	$465,240	$465,240
Note payable, Mr. Tomas	252,250	331,354
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	287,772	299,465
Total	$1,880,262	$1,971,059

Notes payable, Dr. Murphy

At September 30, 2015 and December 31, 2014, the Company has outstanding notes payable to Dr. Murphy with interest at 8% per annum due at maturity in aggregate $465,240. Of the outstanding balance, certain subordinated notes totaling $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar (or successor) Loan is paid off.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the nine months ended September 30, 2015, the Company paid off $79,104 of the outstanding promissory note. The principle outstanding balance of this note as of September 30, 2015 is $252,250.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principle outstanding balance of this note as of September 30, 2015 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principle outstanding balance of this note as of September 30, 2015 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the nine months ended September 30, 2015, the Company paid off $11,693 of the outstanding promissory note. The principle outstanding balance of this note as of September 30, 2015 is $287,772.

Transactions with Pavilion

During the three and nine months ended September 30, 2015, the Company purchased $69,973 and $242,271 lab kits, respectively, from Pavillion, Inc., a related party, whose owner is related to an officer of the Company.

NOTE 9 — DERIVATIVE LIABILITIES

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 8 above, the Company issued an aggregate of 15,000 common stock purchase warrants to purchase the Company’s common stock with an exercise price of $0.014 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At September 30, 2015, the fair value of the reset provision related to the embedded derivative liability of $23,751 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 136.32%; risk free rate: 1.74%; and expected life: 7.00 years. The Company recorded a gain on change in derivative liabilities of $58,760 and $126,168 during the three and nine months ended September 30, 2015, respectively.

Convertible notes

In 2014 and the nine months ended September 30, 2015, the Company issued convertible notes (see Note 7 above).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

The fair value of the embedded derivatives at September 30, 2015, in the amount of $375,577, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 136.32%, (3) weighted average risk-free interest rate of 0.01 to 0.33%, (4) expected lives of 0.25 to 0.92 years, and (5) estimated fair value of the Company’s common stock of $0.0019 per share. The Company recorded a gain on change in derivative liabilities of $315,924 and $134,784 during the three and nine months ended September 30, 2015, respectively.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 10 — STOCKHOLDERS’ EQUITY

On October 12, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, effective November 19, 2015. The Financial Industry Regulatory Authority (“FINRA”) declared the ex-dividend date for the dividend date as November 4, 2015.  All per share amounts and number of shares in the condensed financial statements and related notes have been retroactively restated to reflect the reverse stock split as if it had occurred on the first day of the first period presented resulting in the transfer of $580,852 from common stock to additional paid in capital at December 31, 2014.

During the nine months ended September 30, 2015, the Company issued an aggregate of 20,819 shares of its common stock in the amount of $152,777 for the settlement of outstanding accounts payable and accrued expenses. In connection with the issuance of the shares the Company recognized a gain on settlement of accounts payable and accrued expenses in the amount of $86,763 (see Note 5).

During the nine months ended September 30, 2015, the Company issued 6,650 shares of common stock in settlement of litigation. In connection with the issuances, the Company recognized a loss in the amount of $59,850, which is included in the marketing, general and administration expense in the Statement of Operations (see Note 12).

On April 3, 2015, the Company issued 1,363 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2015 per the forbearance agreement on Northstar note (See Note 8).

During the nine months ended September 30, 2015, the Company issued an aggregate of 247,524 shares of its common stock for the conversion of $623,237 of notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $672,350 (see Note 13).

During the nine months ended September 30, 2015, the Company purchased 37,852 shares of the Company’s common stock in the open market at an average cost of $4.17 per share.

During the nine months ended September 30, 2015, the Company issued an aggregate of 87,812 shares of common stock in exchange for $521,538 under the stock purchase agreement with Magna Equities II, LLC (see Note 6), and issued an aggregate of 7,852 shares of common stock in exchange for $61,270. In connection with the stock sale, the Company issued an aggregate of 1,443,656 warrants to purchase the Company’s common stock (see Note 11).

During the nine months ended September 30, 2015, the Company issued an aggregate of 24,353 shares of its common stock in settlement of accumulative outstanding accounts payable due to Guarantors of the Company of $961,125. In connection with the issuance, the Company incurred a $791,024 gain in settlement of debt.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to (pre-split) five hundred million shares of common stock for issuance.

A summary of options at September 30, 2015 and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2014	23,921		$150.00	9.0
Granted	43,148		$23.00	10.0
Exercised	—	$
Forfeited/Expired	(136)		$5,200.00
Options outstanding at December 31, 2014	66,933		$56.00	8.9
Granted	7,100		$11.16	10.0
Exercised	—
Forfeited/Expired	(229)		$5,112.48
Options outstanding at September 30, 2015	73,804		$36.32	8.3
Options exercisable at September 30, 2015	44,468		$46.41	8.3
Available for grant at September 30, 2015	89,400

The following information applies to options outstanding and exercisable at September 30, 2015:

		Options Outstanding			Options Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	$0.00 – $20.00	52,690	8.2	$16.73	34,490	$16.38
	$20.01 – $30.00	19,849	8.8	$26.96	8,713	$26.94
	$30.01 – $100.00	300	5.9	$70.00	300	$70.00
$	>100.00	965	4.3	$1,243.27	965	$1,243.27
		73,804	8.3	$36.32	44,468	$46.41

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

On February 2, 2015, the Company issued an aggregate 7,000 options to purchase the Company’s common stock at $11.16 per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $121,735, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 142.65% and Risk free rate: 1.68%.

On August 24, 2015, the Company issued 100 options to purchase the Company’s common stock at $5.31 per share to a consultant, vesting immediately and exercisable over 4 years. The aggregate fair value of $347, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 129.01% and Risk free rate: 1.39%.

The fair value of all options vesting during the three and nine months ended September 30, 2015 of $73,520 and $345,761, respectively, was charged to current period operations. The fair value of all options vesting during the three and nine months ended September 30, 2014 of $164,247 and $407,616, respectively, was charged to period operations.

Warrants

A summary of common stock purchase warrants at September 30, 2015 and activity during the period then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)

Outstanding at January 1, 2014	118,134		$220.00	6.3
Issued	57,582		$20.00	8.2
Exercised	(11,918)		$10.00
Expired	(13,178)		$80.00
Outstanding at December 31, 2014	150,620		$10.00	6.6
Issued	1,444		$11.27	10.0
Exercised		$
Expired	(13,325)		$24.00
Outstanding at September 30, 2015	138,739		$182.90	6.5
Exercisable at September 30, 2015	133,194		$100.27	6.6

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2015:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	$0.01 – $20.00	94,108	7.0	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	6.3	$24.52	27,743	$24.72
	$30.01 – $50.00	6,253	3.4	$48.36	4,253	$48.49
	$50.01 – $60.00	543	2.2	$60.00	543	$60.00
$	>60.00	8,092	4.4	$2,823.67	6,547	$1,675.28
		138,739	6.5	$182.90	133,194	$100.27

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

In conjunction with the authorized issuance of common stock, the Company granted 1,444 common stock purchase warrants during the nine months ended September 30, 2015. The warrants are exercisable at an exercise price of approximately $11.27 per share for ten years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation

On March 19 2015, the Company settled a prospective dispute with a third party over the use of proprietary information through the issuance of 6,650 shares of common stock. (See Note 10)

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company. On June 1, 2015, the Company settled the lawsuit. As part of the settlement, the Company recorded a gain of $1,169,058. The Company provided a note to the original guarantor in the amount of $1,697,762, to be paid over a five year period with a 0% interest rate.

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2015, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

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

As of September 30, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2015, in the amount of $399,328 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

	Warrant Liability	Debt Derivative
Balance, December 31, 2013	146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,443,708
Initial fair value of derivative relating to reset warrants	—	—
Mark-to-market at December 31, 2014:	3,065	(429,018)
Transfers out of Level 3 upon increase in authorized shares	—	—
Transfers out of Level 3 upon conversion and settlement of notes	—	(680,295)
Balance, December 31, 2014	$149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	591,360
Mark-to-market at September 30, 2015:	(126,169)	(134,784)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(672,350)
Balance, September 30, 2015	$23,751	$375,577
Net gain for the period included in earnings relating to the liabilities held at September 30, 2015	$126,169	$134,784

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 82% from December 31, 2014 to September 30, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases.. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent stock issuances

In October and November 2015, the Company issued an aggregate of 252,157 shares of its common stock in settlement of $136,095  of outstanding convertible notes payable and $7,499 accrued interest; 14,848 shares of its common stock in settlement of services of approximately $65,015. In addition, the Company issued an aggregate 38,678 shares of its common stock in settlement of $100,000 principal and $12,705 accrued interest on Northstar debt. The Company also issued an aggregate of 274,211 shares of its common stock in settlement of $471,000 of outstanding notes payable and advances to related parties.

Subsequent financing

On October 1, 2015, the Company entered into a Securities Purchase Agreement with Magna Equities, II, LLC for the sale of 12% convertible note in the principal amount of $160,000 (the “Note”).

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on August 1, 2016. The Note is convertible into common stock, at Magna Equities, II, LLC’s option, at a $0.72 per share or if a registration statement registering the underlying shares of common stock is not filed within 70 days, 45%  of the lowest trading price during five consecutive trading days prior to conversion with anti-dilutive provisions.

On October 7, 2015, the Company entered into a Securities Purchase Agreement with Fourth Man, LLC., for the sale of a 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on October 6, 2016. The Note is convertible into common stock, at Fourth Man’s option, at a 47% discount to the lowest daily closing trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.

The Company amended its Articles of Incorporation to change its name to U.S. Stem Cell, Inc. and to implement a reverse stock split in the ratio of 1 share for every 1,000 shares of common stock. This amendment was approved and filed of record by the Florida Secretary of State on October 12, 2015, effective on October 19, 2015.  FINRA has declared the Company’s 1-for-1,000 reverse stock split market effective as of November 4, 2015. The number of authorized shares of common and preferred stock remained unchanged.  All fractional shares will be rounded up. In addition, the ticker symbol will be BHRTD for 20 business days on November 4th 2015 and will change to USRM (OTC Markets) on December 2, 2015.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc. (f.k.a. Bioheart)” or the “Company” refer to U.S. Stem Cell, Inc. (f.k.a. Bioheart, Inc.) and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 16, 2015, in connection with the audit of our annual financial statements as of December 31, 2014, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2015 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

U.S. Stem Cell, Inc.’s comprehensive map of products and services:

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

Following the quarter ended September 30, 2015, we amended our Articles of Incorporation to change our name to U.S. Stem Cell, Inc. and to implement a reverse stock split in the ratio of 1 share for every 1,000 shares of common stock. This amendment was approved and filed of record by the Florida Secretary of State on October 12, 2015, effective on October 19, 2015.  FINRA has declared our 1-for-1,000 reverse stock split market effective as of November 4, 2015. The number of authorized shares of common and preferred stock remained unchanged.  All fractional shares will be rounded up. The trading symbol after December 2, 2015 will be USRM (OTC Markets).

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

Three Months Ended September 30, 2015 as compared to the Three Months Ended September 30, 2014

Revenues

We recognized revenues of $557,612 for the three months ended September 30, 2015, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $579,536 for the three months ended September 30, 2014 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected a moderate decrease based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, test kits and clinic supplies required for patient studies.

Cost of sales was $243,940 and $455,603 in the three month periods ended September 30, 2015 and 2014, respectively. Associated gross margins were $313,672 (56.3%) and $123,933 (21.4%) for the three months periods ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2014, we recognized expense related to employee bonuses that directly affected the 2014 margins.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $12,764 in the three month period ended  September 30, 2015, an increase of $4,183 from the research and development expenses of $8,581 in the three month period ended  September 30, 2014. Our increase is proportionate to our increase in management focus on research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $563,676 for the three month period ended September 30, 2015 compared to $1,580,325 for the three month period ended September 30, 2014, a decrease of $1,016,649. The decrease in costs primarily due bonuses paid in 2014, of $500,000, reduction of stock based compensation of $51,918 reduction in service providers and professional fees of $299,087 and reduction in commission expense of $49,242.

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

Gain on settlement of debt

During the three months ended September 30, 2015, we incurred a gain of $58,873 in open accounts payable during the current period as compared to a net aggregate gain of $85,229 for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $374,684 and $239,296 on change in fair value of derivative liabilities for the three months ended September 30, 2015 and 2014, respectively.

Interest Expense

Interest expense during the three months ended September 30, 2015 was $312,576 compared to $331,026 three months ended September 30, 2014. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2015 and 2014 was $246,289 and $246,602, respectively.

Nine Months Ended September 30, 2015 as compared to the Nine Months Ended September 30, 2014

Revenues

We recognized revenues of $1,612,476 for the nine months ended September 30, 2015, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognize revenues of $1,563,864 for the nine months ended September 30, 2014 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The increase in revenue resulted from the growth of the sale of our products and services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, test kits and clinic supplies required for patient studies.

Cost of sales was $868,742 and $782,487 in the nine month periods ended September 30, 2015 and 2014, respectively. Associated gross margins were $743,734 (46.1%) and $781,377 (50.0%) for the nine months periods ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014, we recognized expense related to employee bonuses that directly affected the 2014 margins.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $39,696 in the nine month period ended September 30, 2015, an increase of $5,780 from the research and development expenses of $33,916 in the nine month period ended September 30, 2014. Our increase is proportionate to our increase in management focus on research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $2,252,058 for the nine month period ended September 30, 2015 compared to $3,289,419 for the nine month period ended September 30, 2014, a decrease of $1,037,361. The decrease in costs primarily due bonuses paid in 2014 of $500,000, reduction of stock based compensation of $104,736, reduction in service providers and professional fees of $327,695 and reduction in commission expense of $136,635.

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

Gain on settlement of debt

During the nine months ended September 30, 2015, we settled $1,585,862 in guarantor fees, accrued interest of $373,469 and an outstanding note payable of $1,500,000 for a net gain of $1,960,082. In addition, we incurred a gain of $137,401 in open accounts payable. In the nine months ended September 30, 2014, we settled outstanding debt and related accrued interest for a net gain of $81,568, licensing fees settled for a gain of $2,122,130 and a gain on settlement of accounts payable of $68,585.

Gain (loss) on change in fair value of derivative liabilities

During 2014 and 2015, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $260,953 and $61,339 on change in fair value of derivative liabilities for the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense

Interest expense during the nine months ended September 30, 2015 was $1,126,668 compared to $1,035,118 nine months ended September 30, 2014. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2015 and 2014 was $860,221 and $729,093, respectively.

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

In April 1, 2013, the Board of Directors authorized, (and approved by our shareholders on February 2, 2015), the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance, subsequently increased to 100,000 on November 3, 2014. We currently have 89,400 available to future issuances.

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

Concentrations of Credit Risk

As of September 30, 2015, five customers represented 15%, 5%, 7%, 15% and 14% respectively for an aggregate of 56% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, for an aggregate of 55%, of the Company’s accounts receivable.

Liquidity and Capital Resources

In the nine months ended September 30, 2015, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $789,462 in the nine month period ended September 30, 2015 as compared to $747,184 of cash used in the nine month period ended in September 30, 2014.

Our use of cash for operations in the nine months ended September 30, 2015 reflected a net loss generated during the period of $282,982, adjusted for non-cash items such as stock-based compensation of $341,629, depreciation of $3,947, amortization of debt discounts of $612,811, and non-cash interest expense of $227,396, net with gain on change in fair value of derivative liabilities of $260,953, net gain on settlement of debt of $2,097,483 and income from investments of $23,934. In addition we had a net decrease in operating assets of $1,739 and an increase in accrued expenses of $272,322, in accounts payable of $324,026 and deferred revenue of $32,170.

Investing Activities

Net cash used in investing activities was $168,558 for the nine months ended September 30, 2015 were to acquire office equipment of $894, additional investment of $10,000 and purchase of treasury stock of $157,664 as compared to $8,121 of cash used for the purchase of equipment for the same period of 2014.

Buy-Back Program

On January 13, 2015, we issued a press release announcing that our Board of Directors approved a share repurchase program authorizing us to repurchase outstanding common stock when beneficially prudent for our company and our shareholders. As of September 30, 2015, we have purchased an aggregate of 37,852 shares of our common stock pursuant to our share repurchase program. The share repurchase program authorizing us to repurchase outstanding common stock by our company and our directors has continued through the final quarter of 2015.

Financing Activities

Net cash provided by financing activities was an aggregate of $987,004 in the nine month period ended September 30, 2015 as compared to $755,670 in the nine month period ended in September 30, 2014. In the nine month period ended September 30, 2015 we sold, in private placements, shares of common stock and common stock purchase warrants for aggregate net cash proceeds of $582,808 and received proceeds from issuance of note payable of $541,410 net with repayments of notes payable of $143,818 and received $6,604 related party advances.

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

At September 30, 2015, we had cash and cash equivalents totaling $65,658. However our working capital deficit as of such date was approximately $7.5 million. Our independent registered public accounting firm has issued its report dated March 16, 2015 in connection with the audit of our financial statements as of December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended September 30, 2015 addresses the issue of our ability to continue as a going concern.

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

Based on their evaluation, as of September 30, 2015, our management has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015, the Company sold an aggregate of 7,852 shares of the Company’s common stock and common stock purchase warrants to purchase 1,444 shares of the Company’s common stock for aggregate gross cash proceeds of $61,270. The warrants are (i) exercisable solely for cash at an exercise prices of approximately $11.27 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(37)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.31(34)	Series A Convertible Preferred Stock
4.32(35)	Amendment to the Series A Convertible Preferred Stock
4.33(36)	Senior Convertible Note, dated October 1, 2015.
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan

10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	Bioheart, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.

10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57(28)	Subordination Agreement, dated July 8, 2011.
10.58(29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59(29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60(29)	Subordination Agreement, dated August 1, 2011.
10.61(30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62(30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63(30)	Subordination Agreement, dated September 1, 2011.
10.64(31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65(31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013
10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013
10.80(33)	2013 Bioheart, Inc. Omnibus Equity Compensation Plan
10.81(34)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.82(34)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.83(34)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.84(34)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and Bioheart, Inc.
10.85(35)**	2013 Omnibus Equity Compensation Plan Amendment One.
10.86 (36)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.86**(36)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and Bioheart, Inc.
10.87**	2013 Bioheart, Inc. Omnibus Equity Compensation Plan (November 3, 2105)*

14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.

(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.
(36)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: November 05, 2015	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer