Form 10-K
period 2015-12-31
U.S. Stem Cell, Inc.
filed 2016-03-08
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of June 30, 2015, was approximately $4,092,862.57. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 8th, 2016 was 2,470,400.

Documents Incorporated By Reference            None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2015

Index

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “U.S. Stem Cell” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Index

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

US Stem Cell Training, (“SCT”), an operating division of U.S. Stem Cell, Inc., is a content developer of regenerative medicine / cell therapy informational and training materials for physicians and patients. SCT also provides in-person and online training courses which are delivered through in-person presentations at SCT’s state of the art facilities and globally at university, hospital and physician’s office locations as well as through online webinars. Additionally, SCT provides hands-on clinical application training for physicians and health care professionals interested in providing regenerative medicine / cell therapy procedures.

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

US Stem Cell Clinic, LLC, (“SCC”), a partially owned 33.3% investment of our company, is a physician run regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. SCC is operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

U.S. Stem Cell’s comprehensive map of products and services:

Index

U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www.U.S. Stem Cellus-stemcell.com, www.usstemcelltraining.com, www.vetbiologics.com and www.usstemcellclinic.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is not incorporated by reference in the Annual Report on Form 10-K.

The Annual Report includes the following trademarks, service marks and trade names owned by the Company: U.S. Stem Cell, Inc. ™, US Stem Cell Training, Vetbiologics, US Stem Cell Clinic, LLC. ™, MyoCell ™ and AdipoCell ™. These trademarks, service marks and trade names are the property of U.S. Stem Cell, Inc. and its affiliates.

REGENERATIVE MEDICINE / CELL THERAPY INDUSTRY

Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy; tissue engineering; tools, devices and diagnostics; and aesthetic medicine. U.S. Stem Cell’s business model is focused on two of these areas. First, cell therapy, in which we introduce cells (adult, donor or patient, stem cell or differentiated) into the body to prevent and treat disease; and second, we are a provider of services and products to physicians and veterinaries who provide or seek to provide cellular therapies and direct patient care for individuals and animals who may benefit from cellular therapy.

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

Within the field of cell therapy, research and development using stem cells to treat a host of diseases and conditions has greatly expanded. Stem cells (in either embryonic or adult forms) are primitive and undifferentiated cells that have the unique ability to transform into or otherwise affect many different cells, such as white blood cells, nerve cells or heart muscle cells. U.S. Stem Cell’s cell therapy development efforts are focused on the use of adult stem cells; those cells which are found in the muscle, fat tissue and peripheral blood.

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

With approved cell therapy products currently being sold in the United States and abroad, and an increasing number of Phase 2 and Phase 3 trials with cell therapies underway, we believe the “promise” of cell therapy is becoming clearer. We contend that cell therapies, if approved, should cut health care costs as they aim to facilitate functional restoration of damaged tissues and not just abate or moderate symptoms. Safe and efficacious cell therapies for chronic diseases could potentially capture an increasing portion of future healthcare spending in the United States, driven both by favorable demographics and meaningful pharma-coeconomic benefit.

Index

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

U.S. Stem Cell’s Clinical Development Pipeline Chart:

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

Index

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

Our completed clinical trials of MyoCell to date have been primarily targeted to patients with severe, chronic damage to the heart, who are in Class II or Class III heart failure according to the New York Heart Association, or NYHA, heart failure classification system. The NYHA system classifies patients in one of four categories based on how limited they are during physical activity. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion while NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest.

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

Index

AdipoCell

U.S. Stem Cell has successfully completed various trials using adipose stem cells. We have completed the Phase 1 Angel Trial for AdipoCell (adipose derived stem cells) in congestive heart failure patients. Five patients were enrolled and treated in the second quarter of 2013. At the twelve (12) month time point, patients demonstrated a statistically significant average improvement in ejection fraction (“EF”) by echocardiogram.

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

Business Strategy

U.S Stem Cell’s mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and personalized cellular therapeutic treatments.

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required U.S. Stem Cell to adapt its mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, U.S. Stem Cell has developed a multifaceted portfolio of revenue generating products and services in its US Stem Cell Training, Vetbiologics, and US Stem Cell Clinic, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need venture financings – a modern biotechnology company development strategy.

Today, we contend that U.S. Stem Cell is a combination of opportunistic business enterprises. We estimate that the products and services we offer through US Stem Cell Training, Vetbiologics, and US Stem Cell Clinics has the potential, although we cannot provide assurances as to if and when it will be accomplished, to drive up to $100 million dollars in cumulative peak annual revenues. What we are establishing is a foundation of value in the products and services we are and plan to sell from US Stem Cell Training, Vetbiologics, and US Stem Cell clinics. Our strategy is to expand the revenues generated from each of these operating divisions and to reinvest the profits we generate into our U. S. Stem Cell U.S. Stem Cell clinical development pipeline.

Index

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

US STEM CELL TRAINING

US Stem Cell Training offers a variety of continuing medical education (CME) courses for physicians and other health care professionals. These courses include didactic lecture series and hands-on clinical techniques in the field of regenerative medicine. We are currently hosting these courses throughout the United States and in multiple countries. These courses are also available in an online format. Pricing currently ranges from $500-$7,500 depending on the location and modules.

U.S. STEM CELL, INC.

U.S. Stem Cell markets several products to physicians for in clinic regenerative medicine use. These products include equipment (centrifuges, heating block, laminar hood, autoclave) necessary to separate and obtain cellular medicine therapies. We are also providing a variety of materials necessary to obtain fat and/or bone marrow including cannulas, trocars, syringes and other supplies. U.S. Stem Cell also supplies laboratory kits for processing adipose and bone marrow tissue to obtain a mixture of cells for use in clinic. These kits include disposables and reagents and are prepared according to FDA cGMPs. U.S. Stem Cell also provides banking services to patients interested in storing their fat or bone marrow and the cells from this tissue. U.S. Stem Cell is a registered FDA tissue bank in good standing.

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

US STEM CELL CLINIC, LLC.

US Stem Cell Clinic LLC, a partly owned investment, is offering in-clinic regenerative medicine treatments to patients suffering from degenerative diseases. Adipose stem cells can be obtained from the patient easily, abundantly, and with minimal patient discomfort. Clinical applications for patients can be performed in an office setting safely, legally, and ethically using autologous adipose-derived stem cells. Current applications include orthopedic conditions (tendon/ligament injuries, osteoarthritis, etc.), degenerative conditions (COPD, diabetes), neurological (MS, Parkinson’s, spinal cord injuries, autism, etc.) and auto-immune (RA, Crohn’s, colitis, lupus). Pricing depends on application and ranges from $5,000 to $12,000.

Index

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

Index

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

Index

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

U.S. Stem Cell and its affiliated entities currently collects, processes, stores and manufactures HCT/Ps, including the manufacture of cellular therapy products. Therefore, U.S. Stem Cell must comply with cGTP and with the current Good Manufacturing Practices (“cGMP”) requirements that apply to biological products. Cell and tissue based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use. Management believes that requirements pertaining to premarket approval, do not currently apply to U.S. Stem Cell because those entities are not currently investigating, marketing or selling cellular therapy products. If U.S. Stem Cell changes its business operations in the future, the FDA requirements that apply to U.S. Stem Cell may also change.

Federal Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments (“CLIA”) extends federal oversight to clinical laboratories that examine or conduct testing on materials derived from the human body for the purpose of providing information for the diagnosis, prevention, or treatment of disease or for the assessment of the health of human beings. CLIA requirements apply to those laboratories that handle biological matter. CLIA requires that these laboratories be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to biennial inspections, and remit fees. The sanctions for failure to comply with CLIA include suspension, revocation, or limitation of a laboratory’s CLIA certificate necessary to conduct business, fines, or criminal penalties. Additionally, CLIA certification may sometimes be needed when an entity, such as U.S. Stem Cell, desire to obtain accreditation, certification, or license from non-government entities for cord blood collection, storage, and processing. However, to the extent that any of the activities of U.S. Stem Cell (for example, with regard to processing or testing blood and blood products) require CLIA certification, U.S. Stem Cell intends to obtain and maintain such certification and/or licensure.

Index

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

Pharmaceutical and Biologic Products

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising promotion, distribution, marketing, import and export of biological products such as MyoCell. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of MyoCell or any future product candidates. In addition, these regulations may change and our product candidates may be subject to new legislation or regulations.

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

Index

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

Index

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

Index

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

Additionally, FDA, other regulatory agencies, or the United States Congress may be considering, and may enact laws or regulations regarding the use and marketing of stem cells, cell therapy products, or products derived from human cells or tissue. These laws and regulations can affect us directly or the business of some of U.S. Stem Cell’s clients and therefore the amount of business U.S. Stem Cell receives from these clients.

Index

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

Index

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

Index

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

HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals’ health information. These laws’ requirements could further complicate U.S. Stem Cell’s ability to obtain necessary research data from its collaborators. In addition, certain state privacy and genetic testing laws may directly regulate our research activities, affecting the manner in which we use and disclose individuals’ health information, potentially increasing the cost of doing business, and exposing us to liability claims. In addition, patients and research collaborators may have contractual rights that further limit our ability to use and disclose individually identifiable health information. Claims that we violated individuals’ privacy rights or breached its contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm the business.

While we believe that the current business operations of U.S. Stem Cell would not cause either of them to be considered a Covered Entity, there is a risk that due to conflicting interpretations of the regulations, U.S. Stem Cell may be deemed to be a Covered Entity. If U.S. Stem Cell is a Covered Entity, there is a risk of liability that U.S. Stem Cell may not be complying fully with all HIPAA requirements. U.S. Stem Cell has signed Business Associate Agreements where requested by U.S. Stem Cell’s customers who are Covered Entities, which would require compliance with certain privacy and security requirements relating to individually identifiable health information created or used in connection with such relationships. U.S. Stem Cell is in substantial compliance with such Business Associate Agreements. However, given the law’s complexity and the possibility that the regulations may change and may be subject to changing and even conflicting interpretation, U.S. Stem Cell’s ability to comply fully with all of the HIPAA requirements and requirements of its Business Associate Agreements is uncertain. Further, as a result of amendments the HITECH Act, U.S. Stem Cell’s compliance burden has increased and they will be subject to audit and enforcement by the federal government and, in some cases, by state authorities. Further, they are obligated to publicly disclose wrongful disclosures or losses of personal health information.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

Item 1A. Risk Factors

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Note Regarding Forward Looking Statements.”

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2016 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2015, we had cash and cash equivalents of $58,372 and an accumulated capital deficit of $122,076,374 As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 11, 2016, the Company renewed the loan with Seaside National Bank and Trust extend the maturity date to January 11, 2018, all other terms and conditions remain unchanged. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

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

Our independent registered public accounting firm issued its report dated March 8th, 2016 in connection with the audit of our financial statements as of December 31, 2015, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2015 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2015, we have accumulated a deficit of approximately $122.1 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

No company, to our knowledge, has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of a cell-based therapy product for the treatment of heart damage. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. One of our competitors exploring the use of skeletal myoblasts ceased enrolling new patients in its European Phase II clinical trial based on the determination of its monitoring committee that there was a low likelihood that the trial would result in the hypothesized improvement in heart function. Although our clinical research to date suggests that MyoCell may improve the contractile function of the heart, we have not yet been able to demonstrate a mechanism of action and additional research is needed to precisely identify such mechanism.

Index

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

Index

Healthcare reform could substantially reduce our revenues, earnings and cash flows.

We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by broad U.S. healthcare reform legislation or what form many of these regulations will take before implementation. The healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. While patients have begun receiving insurance coverage through these exchanges, the business and regulatory environment for these exchanges continues to evolve as the exchanges mature. Additionally, there is uncertainty about how the applicable state and federal agencies will enforce regulations relating to the exchanges. There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the Patient Protection and Affordable Care Act of 2010, as modified by the Health Reform Acts, including the case that was recently heard by the U.S. Supreme Court, King v. Burwell. Although the Supreme Court upheld the provision by the federal government of subsidies to individuals in federally facilitated healthcare exchanges in Burwell, which ultimately did not disrupt significantly the implementation of the healthcare reform legislation, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our revenues and earnings. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations.

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

Index

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

Index

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

We do not intend to promote, or to in any way support or encourage the promotion of, our product candidates for off-label or otherwise unapproved uses. However, if our product candidates are approved by the FDA or similar foreign regulatory authorities, we cannot prevent a physician from using them for any off-label applications. If injury to a patient results from such an inappropriate use, we may be subject to the expenses of litigation and may need to rely upon our product liability insurance.

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

Index

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

Index

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

The sale or issuance of our common stock to Magna Equities II, LLC upon the issuance of the common stock underlying the convertible promissory notes may cause substantial dilution and the resale of the shares of common stock by Magna Equities II, LLC into the public market, or the perception that such sales may occur, could cause the price of our common stock to fall.

On October 1, 2015, U.S. Stem Cell entered into a securities purchase agreement (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $160,000 (the “Convertible Note”) for a purchase price of $100,000 (a 37.5% original issue discount).  On December 3, 2015, the Convertible Note was amended and restated to reflect a final principal amount of $110,000.

In connection with the execution of the Purchase Agreement, the Company and Magna also entered into a registration rights agreement in which Magna Equities II, LLC may elect,  upon effectiveness of the registration statement, to convert part or all of the outstanding principal and interest of the convertible promissory notes to the common stock registered hereunder, there will be substantial dilution to the current number of issued and outstanding shares and any sale of such stock may have an adverse effect upon our stock price.  The number of shares ultimately offered for sale by Magna Equities II, LLC under this prospectus is dependent upon a number of factors, including the extent to which Magna Equities II, LLC converts the convertible promissory notes into shares of our common stock. Because the actual exercise price for the shares of common stock that Magna Equities II, LLC  may receive upon conversion will fluctuate based on the market price of our common stock, we are not able to determine at this time the exact number of shares of our common stock that we will issue and, therefore, the exact number of shares we will ultimately register for resale under the Securities Act. At no time will Magna Equities II, LLC be entitled to convert any portion of the Convertible Note to the extent that after such conversion, Magna Equities II, LLC (together with its affiliates) would beneficially own more than 4.99% of our common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder). Moreover, there is an inverse relationship between the market price of our common stock and the number of shares of our common stock that may be sold following a conversion to common stock.. That is, the lower the market price, the more shares of our common stock that may be issued and sold. Accordingly, if the market price of our common stock decreases (whether such decrease is due to sales by Magna Equities II, LLC in the market or otherwise) and, in turn, the exercise  price of our common stock provided in a conversion of the convertible promissory notes to common stock issued  to Magna Equities II, LLC decreases, this could allow Magna Equities II, LLC to receive greater numbers of shares of our common stock. Although the number of shares of our common stock that our existing stockholders own will not decrease, the common stock owned by our existing stockholders will represent a smaller percentage of our total outstanding shares after any such issuances to Magna Equities II, LLC. Depending on market liquidity at the time, the issuance of a substantial number of shares of our common stock by Magna Equities II, LLC, and the resale of such shares by Magna Equities II, LLC into the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decline, result in substantial dilution to existing stockholders and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Index

In the prior registration statement (SEC File No. 200457), we registered 143,813 (post-split) shares of common stock underlying commitment shares, a draw down equity line, and convertible promissory notes. The number of shares and stock prices listed below reflect post-split calculations. Magna Equities II, LLC was issued 9,109 and 2,891 shares as of October 27, 2014 and December 23, 2014 respectively, representing 1.66% and 0.50% of the then current issued and outstanding shares of our common stock respectively. Our common stock price as of October 27, 2014 and December 23, 2014 was $20.50 and $12.80 respectively. Pursuant to the draw down equity line, we requested drawdowns from January 13, 2015 through August 27, 2015 (which includes issuing true up shares as per the terms and conditions of the Purchase Agreement of the equity line). During this period, we issued an aggregate of 968,514 shares (post-split) pursuant to ten draw down requests initiated solely by us. The percentage dilution for any one draw down or true up represented from 0.35% of the then issued and outstanding shares of common stock to 2.12% of the then issued and outstanding shares of common stock. The price of our common stock was $8.40 as of January 13, 2015 (the date of the initial draw down) to $4.28 as of August 27, 2015 (the date of the final true up issuance). Magna Equities II, LLC converted a portion of its convertible promissory notes on February 2, 2015, receiving 7,246 (post-split) shares of common stock (representing 1.19% of the then issued and outstanding shares of common stock). The remainder of the convertible promissory notes were converted to shares of common stock from  August 27, 2015 through November 6, 2015. The percentage dilution for any one conversion during this period represented from 0.82% of the then issued and outstanding shares of common stock to 2.85% of the then issued and outstanding shares of common stock. The price of our common stock during this period was $4.00 as of August 27, 2015 to $1.40 as of October 27, 2015, the second to last conversion date) ($5.45 as of November 6, 2015 (the date of the final conversion). Consequently, during the period covered by the prior registration period, our stock price decreased from $20.50 to $1.40 ($5.45 as of the last conversion). During this time, our number of issued and outstanding shares increased from 548,186 to 1,615,772 shares, partly as a result of the issuances to Magna Equities II, LLC. Since Magna Equities II, LLC may convert all or part of its convertible promissory notes to common stock as registered hereunder, further dilution may occur similar to the prior registration. This further dilution may result in your additional dilution of the existing ownership interests of our common stockholders and may adversely affect the stock price of the shares of common stock.

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

Index

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

Index

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a research and development business. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

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

Item 2. Properties

Our headquarters are located in Sunrise, Florida and consists of 4,860 square feet of space, which we lease at a current rent of approximately $82,620 per year. The lease expired in January 2013. In January 2013, the Company amended its facility lease to extend the term of the lease until April 30, 2013. In April 2013, the Company amended its facility lease to extend the term of the lease until August 15, 2013. In September 2013, the Company amended its facility lease to extend the term until July 31, 2016.

In addition to our corporate offices, at this location, we maintain:

•	our MyoCell cell culturing facility for supply within the United States; and

•	a fully equipped cell culturing laboratory where we perform experimental work in the areas of cell culturing, cell engraftment, and other advanced research projects related to our core business.

On February 4, 2016, the Company extended its facility lease to extend the term of the lease until August 31, 2019 at a monthly base rent of $7,306 plus a pro rata share of landlord’s operating expenses In Connection with the renewal, the Company was required to pay $11,072 security deposit.

Approximate annual future minimum lease obligations under this non-cancelable facilities operating lease agreement as of December 31, 2015 are as follows:

Year ending December 31,
2016	$87,674
2017	87,674
2018	87,674
2019	58,450
Total	$321,472

We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.

Index

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically  Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically  Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. Both matters are  ongoing and the Company intends to defend the matters rigorously. In the event, if ever, of a settlement or loss, management believes that any loss related to the claims will be covered by their insurance policy and that there is no indication that the insurance company will dispute any claim, if ever required.

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2015, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

Item 4. Mine Safety Disclosures.

Not applicable.

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Markets under the symbol “USRM”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2014
	High	Low
First Quarter	$80.00	$9.00
Second Quarter	$55.00	$20.00
Third Quarter	$38.00	$23.00
Fourth Quarter	$25.00	$11.00

	Fiscal Year 2015
	High	Low
First Quarter	$22.90	$7.00
Second Quarter	$9.80	$4.00
Third Quarter	$8.80	$1.30
Fourth Quarter	$7.55	$0.25

Holders

As of December 31, 2015, there were approximately 513 shareholders of record of our common stock.

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

Index

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	555,820	6.43	7,383,070
Equity compensation plans not approved by security holders (2)	139,367	182.26	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

•	8,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016.

•	4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017.

•	4,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015.

•
warrants issued in connection with our private placements in 2014 to purchase an aggregate of 41,592shares of our common stock at prices from $11.00 to $23.25 per share expiring ten years from the date of issuance.

•	Warrants issued in connection with our private placements in 2015 to purchase 1,444 shares of our common stock at $11.27 per share expiring ten years from date of issuance

•	Warrants issued in connection with settlement of debt to purchase 628 shares of our common stock at $40.00 per share expiring four years from date of issuance.

Recent Sales of Unregistered Securities

In 2015, we sold an aggregate of 1,444 shares of our  common stock and warrants to purchase 1,444 shares of our  common stock for aggregate gross cash proceeds of $16,270. The warrants are (i) exercisable solely for cash at an exercise price of $11.27 per share, (ii) non-transferable for six months following issuance and (iii) exercisable, in whole or in part, at any time during the period commencing on the date that is six months and one day following the date of issuance and ending on the tenth year anniversary of the date of issuance.

On January 7, 2016, we entered into Securities Purchase Agreements with Daniel James Management (“DJM”) for the sale of a 9.5% convertible notes in aggregate principal amount of $25,000 (the "DJM" Note"). The DJM Note is due on January 15, 2016. The DJM Note is convertible into common stock, at holder’s option, at a 47% discount to the lowest daily trading  price of the common stock during the 10 trading day period prior to conversion.

In January and February 2016, the Company issued an aggregate of 192,500 shares of its common stock in settlement of $38,240 notes payable and $1,318 accrued interest; 16,753 shares for services of $13,110 and 14,606 shares in settlement of related party advances.

Index

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2014 or 2015.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 8, 2016  in connection with the audit of our financial statements as of December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

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

Index

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

Securities Purchase Agreements

On October 1, 2015, we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $160,000 (the “Convertible Note”) for a purchase price of $100,000 (a 37.5% original issue discount).  Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Magna.

The Convertible Note matures on August 1, 2016 and, in addition to the 37.5% original issue discount, accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $0.72 per share (subject to adjustment).  This conversion price represents a discount of approximately 55% from the lowest trading price of the Common Stock during the five trading days prior to the Closing Date.  If the Company has not properly filed a registration statement with the SEC on or prior to the date that is 70 calendar days after the Closing Date covering the resale by Magna of all of the shares of Common Stock issued or issuable upon conversion of the Convertible Note, then, from and after such date, the Convertible Note will be convertible at any time, in whole or in part, at Magna’s option into Common Stock at a conversion price equal to a 55% discount from the lowest trading price of the Common Stock during the five consecutive trading days ending and including the trading day immediately preceding the applicable date of conversion. At no time will Magna be entitled to convert any portion of the Convertible Note to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. The Convertible Note includes “full ratchet” and standard anti-dilution protection.

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Magna may require the Company to pay in cash the “Event of Default Redemption Price” which is defined in the Convertible Note to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 140% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 140% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price equal to 140% of the total amount of the Convertible Note then outstanding.

Index

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Company also agreed to pay up to $10,000 of reasonable attorneys’ fees and expenses incurred by Magna in connection with the transaction. The Purchase Agreement also provides for indemnification of Magna and its affiliates in the event that Magna incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

On December 3, 2015, the Convertible Note was amended and restated to reflect a final principal amount of $110,000.

The issuance of the Convertible Note to Magna under the Note Purchase Agreement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a) (2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

On December 3, 2015, we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $262,500 (the “Convertible Note”).  Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Magna.

The Convertible Note matures on December 3, 2016 and accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of the lesser of (A) the product of (x) the lowest sale price of the Common Stock during the five (5) consecutive Trading Days ending and including the Trading Day immediately preceding the applicable Conversion Date and (y) sixty percent (60%), and (B) $0.70 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). At no time will Magna be entitled to convert any portion of the Convertible Note to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. The Convertible Note includes “full ratchet” and standard anti-dilution protection.

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Magna may require the Company to pay in cash the “Event of Default Redemption Price” which is defined in the Convertible Note to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 140% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 140% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price equal to 140% of the total amount of the Convertible Note then outstanding. In the prior registration statement (SEC File No. 200457), we registered 143,813 (post-split) shares of common stock underlying commitment shares, a draw down equity line, and convertible promissory notes. The number of shares and stock prices listed below reflect post-split calculations. Magna Equities II, LLC was issued 9,109 and 2,891 shares as of October 27, 2014 and December 23, 2014 respectively, representing 1.66% and 0.50% of the then current issued and outstanding shares of our common stock respectively. Our common stock price as of October 27, 2014 and December 23, 2014 was $20.50 and $12.80 respectively. Pursuant to the draw down equity line, we requested drawdowns from January 13, 2015 through August 27, 2015 (which includes issuing true up shares as per the terms and conditions of the Purchase Agreement of the equity line). During this period, we issued an aggregate of 968,514 shares (post-split) pursuant to ten draw down requests initiated solely by us. The percentage dilution for any one draw down or true up represented from 0.35% of the then issued and outstanding shares of common stock to 2.12% of the then issued and outstanding shares of common stock. The price of our common stock was $8.40 as of January 13, 2015 (the date of the initial draw down) to $4.28 as of August 27, 2015 (the date of the final true up issuance). Magna Equities II, LLC converted a portion of its convertible promissory notes on February 2, 2015, receiving 7,246 (post-split) shares of common stock (representing 1.19% of the then issued and outstanding shares of common stock). The remainder of the convertible promissory notes were converted to shares of common stock from  August 27, 2015 through November 6, 2015. The percentage dilution for any one conversion during this period represented from 0.82% of the then issued and outstanding shares of common stock to 2.85% of the then issued and outstanding shares of common stock. The price of our common stock during this period was $4.00 as of August 27, 2015 to $1.40 as of October 27, 2015, the second to last conversion date) ($5.45 as of November 6, 2015 (the date of the final conversion). Consequently, during the period covered by the prior registration period, our stock price decreased from $20.50 to $1.40 ($5.45 as of the last conversion). During this time, our number of issued and outstanding shares increased from 548,186 to 1,615,772 shares, partly as a result of the issuances to Magna Equities II, LLC. Since Magna Equities II, LLC may convert all or part of its convertible promissory notes to common stock as registered hereunder, further dilution may occur similar to the prior registration. This further dilution may result in your additional dilution of the existing ownership interests of our common stockholders and may adversely affect the stock price of the shares of common stock.

Index

Results of Operations Overview

Revenues

The Company’s primary source of revenue are from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2017

We recognized revenues of $2,191,177 in 2015 compared to revenues of $2,055,831 in 2014. Our revenue in 2015 was generated from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenues for 2014 were generated from the sale of MyoCath Catheters, test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs.

Cost of sales was $972,957 in the year ended  December 31, 2015 compared to $844,941 in the year ended December 31, 2014.  The increase is primarily due to costs of supplies.

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

Stock-Based Compensation

Stock-based compensation which is included in the Marketing, General and Administrative above, reflects our recognition as an expense of the value of stock options and other equity instruments issued to our employees and non-employees over the vesting period of the options and other equity instruments. We have granted to our employees options to purchase shares of common stock at exercise prices as determined by our Board of Directors, with input from management.

Index

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

In April 1, 2013, the Board of Directors approved the establishment of the U.S. Stem Cell 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan” (subsequently approved by the shareholders). The 2013 Omnibus Plan reserves up to hundred million shares of common stock for issuance, as amended. The 2013 Omnibus Plan was approved by the majority of shareholders at our annual meeting, dated February 2, 2015.

A summary of options at December 31, 2015 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2014	23,921		$150.00	9.0
Granted	43,148		$23.00	10.0
Exercised	—	$
Forfeited/Expired	(136)		$5,200.00
Options outstanding at December 31, 2014	66,933		$56.00	8.9
Granted	489,116		$1.98	10.0
Exercised	—
Forfeited/Expired	(229)		$5,103.28
Options outstanding at December 31, 2015	555,820		$6.43	9.6
Options exercisable at December 31, 2015	511,660		$5.60	9.7
Available for grant at December 31, 2015	7,383,070

The following information applies to options outstanding and exercisable at December 31, 2015:

		Options Outstanding			Options Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.00 – $20.00	534,706	9.7	$3.32	501,682	$2.72
	$20.01 – $30.00	19,849	8.5	$26.96	8,713	$26.94
	$30.01 – $100.00	300	5.7	$70.00	300	$70.00
$	>100.00	965	4.0	$1,288.36	965	$1,288.36
		555,820	9.6	$6.43	511,660	$5.60

On February 24, 2014, we  issued an aggregate 15,000 options to purchase our common stock at $19.00 per share to officers, vesting at 25% immediately and the remainder over approximately 42 months, exercisable over 10 years. The aggregate fair value of $282,597, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

On February 24, 2014, we issued an aggregate 4,800 options to purchase our common stock at $19.00 per share to officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $90,431, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

Index

On May 12, 2014, we issued an aggregate 4,848 options to purchase our common stock at $27.20 per share to officers and employees, vesting over four years at anniversary and exercisable over 10 years. The aggregate fair value of $130,135, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 161.36% and Risk free rate: 2.66%.

On August 1, 2014, we issued an aggregate 15,000 options to purchase our common stock at $26.94 per share to officers and employees, vesting at 25% immediately and 75% over three years at anniversary and exercisable over 10 years. The aggregate fair value of $391,798, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 168.62% and Risk free rate: 2.52%.

On November 3, 2014, we issued an aggregate 700 options to purchase our common stock at $19.32 per share to officers and employees, vesting at 25% each year over four years at anniversary and exercisable over 10 years. The aggregate fair value of $12,739, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

On November 3, 2014, we issued an aggregate 2,800 options to purchase our common stock at $19.32 per share to board of directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $54,957, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

On February 2, 2015, we issued an aggregate 7,000 options to purchase our common stock at $11.16 per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $121,735, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 142.65% and Risk free rate: 1.68%.

On August 24, 2015, we issued 100 options to purchase our common stock at $5.31 per share to a consultant, vesting immediately and exercisable over 4 years. The aggregate fair value of $347, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 129.01% and Risk free rate: 1.39%.

On November 2, 2015, we issued an aggregate of 467,017 options to purchase our common stock at $1.713 per share to two officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $738,405 determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.57%.

On November 2, 2015, we issued an aggregate of 15,000 options to purchase our common stock at $6.24 per share to two officers, vesting over four years on each anniversary and exercisable over 10 years. The aggregate fair value of $23,512, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.93%.

The fair value of all options vesting during the year ended December 31, 2015 and 2014 of $1,156,435 and $537,606, respectively, was charged to current period operations.

Warrants

A summary of common stock purchase warrants at December 31, 2015 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2014	118,134		$220.00	6.3
Issued	57,582		$20.00	8.2
Exercised	(11,918)		$10.00
Expired	(13,178)		$80.00
Outstanding at December 31, 2014	150,620		$170.00	6.6
Issued	2,072		$19.98	8.18
Exercised		$
Expired	(13,325)		$24.00
Outstanding at December 31, 2015	139,367		$182.90	6.3
Exercisable at December 31, 2015	133,822		$99.98	6.3

Index

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2015:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.8	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	6.1	$24.52	27,743	$24.72
	$30.01 – $40.00	628	1.6	$40.00	628	$40.00
	$40.01 - $50.00	6,253	3.1	$48.36	4,253	$48.49
	$50.01 – $60.00	543	1.9	$60.00	543	$60.00
$	>60.00	8,092	4.2	$2,823.67	6,547	$1,675.28
		139,367	6.3	$182.26	133,822	$99.98

In conjunction with the authorized issuance of common stock, we issued 41,582 common stock purchase warrants during the year ended December 31, 2014.

During the year ended December 31, 2014, we issued an aggregate of 8,000 warrants in connection with a revenue share venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016 (term of agreement). During the year ended December 31, 2014, we charged $103,238 to current period operations.

During the year ended December 31, 2014, we issued an aggregate of 4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017. During the year ended December 31, 2014, we charged $32,878 to current period operations for the vesting portion.

During the year ended December 31, 2014, we issued an aggregate of 4,000 warrants in connection with the termination of a revenue share agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015. During the year ended December 31, 2014, we charged $54,146 to current period operations.

On November 3, 2014, we extended an aggregate of 13,064 expiring warrants previously issued to our board of directors for additional three years. The aggregate change in fair value of $148,517, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 0.96% was charged to current period operations.

In conjunction with the authorized issuance of common stock, we issued 1,444 common stock purchase warrants during the year ended December 31, 2015. The warrants are exercisable at an exercise price of approximately $11.27 per share for ten years.

During the year ended December 31, 2015, we issued  628 warrants in connection with the settlement of debt. The warrants are exercisable at $40.00 for three years. The fair value of $14,886, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 164.06% and Risk free rate: 0.87%.  In connection with the settlement, we recorded a gain of $10,221 in settlement of debt to current period operations.

Interest Expense

Interest expense during the year ended December 31, 2015 was $1,723,298 compared to $1,639,571 for the year ended December 31, 2014. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt,  the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the year ended December 31, 2015 and 2014 was $1,396,989 and $1,252,680, respectively. On January 11, 2016, the Company renewed the loan with Seaside National Bank and Trust extend the maturity date to January 11, 2018, all other terms and conditions remain unchanged

Index

Critical Accounting Policies

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

The Company’s primary source of revenue are from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

Revenues for test kits and equipment sold are not recorded until test kits and equipment are delivered. During 2014, the Company had revenue sharing arrangements for the sale of goods whereby the Company was the primary obligor, set pricing with the customers and bared all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are classified as selling expense due to the nature of the marketing activities performed by the third party. All revenue sharing arrangements were terminated in November 2014. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

Patient treatments and laboratory services revenue are recognized when those services have been completed or satisfied.

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE).

 Stock-based compensation

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

Derivative instrument liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, we did not have any derivative instruments that were designated as hedges.

Index

Income taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.  Although we have significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

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

Options and warrants issued

We  allocate the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance.  The amount allocated to the options and warrants is recorded as additional paid in capital.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where our company  and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Results of Operations

We are a research and development  stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2016, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Index

Comparison of Years Ended December 31, 2015 and December 31, 2014

Revenues

We recognized revenues of $2,191,177 in 2015, revenues generated from the sale of, kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services.  In 2014, we recognized revenues of $2,055,831, revenues generated from the sales of kits, MyoCath Catheters and laboratory services.

Cost of Sales

Cost of sales was $972,957 in 2015 and $844,941 in 2014.  The increase is primarily due to compensation paid in 2015 and increased lab supply costs

Research and Development

Research and development expenses were $10,000 in 2015, a decrease of $56,420 from research and development expenses of $66,420 in 2014. The decrease was primarily attributable to a decrease in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $3,808,628 in 2015, a decrease of $860,804 from marketing, general and administrative expenses of $4,669,432 in 2014. The decrease in marketing, general and administrative expenses is attributable, in part, to reductions in legal fees, salaries and insurance expenses.

Interest Expense

Interest expense was $1,723,298 in 2015 compared to interest expense of $1,639,571 in 2014. Non cash interest comprised of amortization of debt discounts , warrants issued in connection with debt and non-cash interest totaled $1,396,989 in 2015 as compared to $1,252,680 in 2014.

Gain on settlement of debt

In 2015, we issued an amended and restated promissory note of $1,697,762 in settlement of settled $1,585,862 in guarantor fees, accrued interest of $373,469 and an outstanding note payable of $1,500,000 for a net gain of $1,960,082. In addition, we incurred a gain of $660,151 in open accounts payable.

During the year ended December 31, 2014, we settled an outstanding note payable and certain accounts payable by issuances of common stock. As such we realized a net $2,498,676 gain on extinguishment of debt during the year ended December 31, 2014.

Gain  on change in fair value of derivative liabilities.

As of December 31, 2015 and 2014, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2015, we incurred a $15,095 gain on change in fair value of our derivative liabilities compared to a gain of $425,953 the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Index

Liquidity and Capital Resources

In 2015, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $844,690 in 2015 as compared to $1,108,647 of cash used in 2014. Our use of cash for operations in 2015 reflected a net loss generated during the period of $1,641,880, adjusted for non-cash items such as stock-based compensation of $1,152,195, amortization of debt discounts associated with our convertible notes of $818,404, non-cash interest payments of $528,915, common stock issued in settlement of ligation of $59,850, bad debt expense of $38,599 and depreciation expense of $5,326, net with gain on settlement of debt of $2,620,233 and gain on change in fair value of derivative liabilities of $15,095 . A net decrease in operating assets of $8,795 and a net increase in operating liabilities of $858,976 contributed to our use of operating cash in 2015.

Investing Activities

Net cash used in investing activities was $234,031 in 2015 compared to $57,835 in 2014.  The primary increase is due to our re-purchase of our common stock of $221,996 as compared to $-0- in 2014.

Financing Activities

Net cash provided by financing activities was $1,100,419 in 2015 as compared to $1,156,929 in 2014. In 2015, we sold, in a private placement and put agreements, shares of common stock and warrants for aggregate net cash proceeds of approximately $582,808. In addition, we received an aggregate of $13,606 related party loans and advances and $770,052 from issuance of notes payable, net of repayments of $266,047.

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

At December 31, 2015, we had cash and cash equivalents totaling $58,372; our working capital deficit as of such date was $5,588,949. Our independent registered public accounting firm has issued its report dated March 8, 2016  in connection with the audit of our financial statements as of December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, we had $5,076,555 in outstanding debt.

On October 1, 2015, we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from us t on the Closing Date a senior convertible note with an initial principal amount of $160,000 (the “Convertible Note”) for a purchase price of $100,000 (a 37.5% original issue discount).  Pursuant to the Purchase Agreement, on the Closing Date, we issued the Convertible Note to Magna.

The Convertible Note matures on August 1, 2016 and, in addition to the 37.5% original issue discount, accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of our  common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $0.72 per share (subject to adjustment).  This conversion price represents a discount of approximately 55% from the lowest trading price of the Common Stock during the five trading days prior to the Closing Date. At no time will Magna be entitled to convert any portion of the Convertible Note to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. The Convertible Note includes “full ratchet” and standard anti-dilution protection.

Index

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Magna may require us   to pay in cash the “Event of Default Redemption Price” which is defined in the Convertible Note to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 140% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 140% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date we  make the entire payment required to be made under this provision.

We  have the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price equal to 140% of the total amount of the Convertible Note then outstanding.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. We also agreed to pay up to $10,000 of reasonable attorneys’ fees and expenses incurred by Magna in connection with the transaction. The Purchase Agreement also provides for indemnification of Magna and its affiliates in the event that Magna incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by our company of any of its representations, warranties or covenants under the Purchase Agreement.

On December 3, 2015, the Convertible Note was amended and restated to reflect a final principal amount of $110,000.

The issuance of the Convertible Note to Magna under the Note Purchase Agreement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a) (2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

On December 3, 2015, we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Magna Equities II, LLC, a New York limited liability company (“Magna”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from our company on the Closing Date a senior convertible note with an initial principal amount of $262,500 (the “Convertible Note”).  Pursuant to the Purchase Agreement, on the Closing Date, we issued the Convertible Note to Magna.

Magna has completed the resale of securities registered for sale under the prior registration statement. On November 6, 2015, Magna converted the last portion of the promissory note described above and received 18,013 (post-split) shares of common stock (which was issued in electronic form).  Magna has represented that these shares, representing all their holdings at the time, was sold into the public market on or before November 19, 2015.

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

Index

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

As of December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and have concluded our controls are effective.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our executive officers and directors as of December 31, 2015

Mike Tomas	50	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	92	Director, Chairman of the Board
Mark P. Borman	61	Director
Charles A. Hart	55	Director
Sam Ahn	61	Director
Kristin Comella	39	Director, Chief Scientific Officer
Sheldon T. Anderson	65	Director

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

Executive Officers and Directors

Mike Tomas. Mike Tomas, President & CEO of U.S. Stem Cell Inc, is considered by many in the industry as one of the most experienced marketers and operating executives for IT/Communications and Biotech/Life Sciences private equity and venture groups portfolio companies. The son of a serial entrepreneur, he spent nearly 20 years driving the evolution of telecommunications technology in the U.S. and Mexico in leadership roles ranging from sales, marketing, customer service, telemarketing, engineering, and operations. Upon retiring as Chief Marketing Officer of Avantel, MCI/Worldcom's Global Ventures $1B investment with Banamex (at the time, the largest bank in Latin America), Mr. Tomás joined other former-MCI executives (including MCI CEO Jerry Taylor) and helped raise venture capital to form an integrated customer communications software solution that was named on Red Herring magazine’s “Top Ten to Watch” list.

Upon the successful sale of that company in 2001, Mr. Tomas helped launch The ASTRI Group, an early-stage private equity investment company providing capital, business development and strategic marketing support to emerging private companies. Mr. Tomas sits on the boards Easy Solutions Total Fraud Protection (authentication, fraud prevention and anti-phishing countermeasures), U.S. Stem Cell  (adult stem cell development and applications), The IDEA Center (Miami Dade College’s entrepreneurial institute), Career Source Florida (appointed by Florida Governor Rick Scott to his statewide workforce investment board) and is the current chairman of Florida International University’s Global Entrepreneurship Center. Mr. Tomas is an inductee into the Miami-Dade College and WACE Halls of Fame for business, an FIU Torch Award winner--and winner of top communications, medical innovations, education and entrepreneurial awards. An avid athlete, Mr. Tomas is also a Miami-Dade County Sports Commissioner.

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

Dr. Murphy received an M.D. in 1947 from the University of Illinois and a B.S. in pre-medicine from Harvard College in 1946. He also studied physiologic instrumentation at Massachusetts Institute of Technology, or MIT. After a two year rotating internship at St. Francis Hospital in Honolulu, he became a Research Fellow in Medicine at the Peter Bent Brigham Hospital in Boston where he was the dialysis engineer on the first clinical dialysis team in the United States. He continued as an Instructor in Medicine and then a research associate in Medicine at Harvard Medical School. Dr. Murphy is the author of numerous papers and owns 17 patents. He is the recipient of a number of honors, including the prestigious Lemelson-MIT Lifetime Achievement Award, the MIT Corporate Leadership Award, the Distinguished Service Award from North American Society of Pacing and Electrophysiology, and the Jay Malina Award from the Beacon Council of Miami, Florida. He is also a member of the Inventors Hall of Fame.

Index

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since May 2009. He is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. Mr. Borman brings small-company entrepreneurial passion and larger-company disciplines. In addition to the valuable experience he gained working with entrepreneurs and their startups from 2009 to present, Mr. Borman has experience with global, NASDAQ- and NYSE-listed companies in various executive and financial roles. He is currently a board member and Chief Financial Officer with private technology companies and has served on advisory and non-profit boards. During his career, Mr. Borman has held positions with, ADC Telecommunications, General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KPMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his M.B.A. from the University of Chicago Graduate School of Business.  He is an Audit Committee Financial Expert under SEC rules, a Certified Public Accountant and Chartered Financial Analyst. Mr. Borman is a Board Leadership Fellow and member of the National Association of Corporate Directors.

Charles A. Hart. Mr. Hart has served as a member of our Board of Directors since May 2009. Mr. Hart has more than 20 years of entrepreneurial experience. Mr. Hart founded Hart Masonry, Inc. in 1986 and has served as its President since then. He is also the Founder and President of Wildridge Enterprises. Mr. Hart is a member of the Board of Directors for Eagle Street Properties LLP.

Kristin Comella. Ms. Comella was appointed Chief Scientific Officer in September 2010. Ms. Comella has served as our Vice President of R&D and Corporate Development since December 2008 and has played a major role in managing our product development, manufacturing and quality systems since joining U.S. Stem Cell in 2004. Ms. Comella has 15 years of industry experience with expertise in regenerative medicine, training and education, research and product development, and currently serves on multiple advisory boards in the stem cell arena. Ms. Comella has many years of cell culturing experience including building and managing the stem cell laboratory at Tulane University's Center for Gene Therapy and developing stem cell therapies for osteoarthritis at Osiris Therapeutics. Ms. Comella holds an M.S. in Chemical Engineering from The Ohio State University and a B.S. in Chemical Engineering from the University of South Florida.  On March 12, 2013, Kristin Comella was appointed to serve as a member of our Board of Directors.

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

Section16(a) Beneficial Ownership Reporting Compliance

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

Index

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

Index

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

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy, Mr. Anderson and Mr. Hart. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Item11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2015 and 2014, the aggregate compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2015 , or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2015	$585,463	$75,000		$—	$477,179	(1)(2)				$1,137,642
CFO and Director	2014	766,586	500,000	(3)	—	$587,895	(4)(5)(6)(7)(8)	—	—	—	$1,854,481

Kristin Comella Chief Science	2015	249,008	50,000		—	$284,739	(1)(2)				583,747
Officer and Director	2014	371,331	300,000	(3)	—	240,187	(4)(5)(7)(8)				911,518

(1)	On November 2, 2015, Mr. Tomas and Ms. Comella were granted 291,885 and 175,131, respectively, options to purchase the Company’s common stock at $1.71 per share for ten years, vesting immediately
(2)
On November 2, 2015, Mr. Tomas and Ms. Comella  were granted 10,000 and 5,000 , respectively, options to purchase the Company’s common stock at $6.24 per share for ten years, vesting  over four years on anniversary

(3)
On February 24, 2014, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due January 1, 2015

(4)
On February 24, 2014, Mr. Tomas and Ms. Comella were granted 10,000 and 5,000 respectively, options to purchase the Company’s common stock at $19.00 per share for ten years, vesting ¼ immediately, with remainder vesting 1/3 on August 1st and September 1st, respectively, for three years.

(5)
On February 24, 2014, Mr. Tomas and Ms. Comella, as members of the Company’s Board of Directors, were granted 800 and 400, respectively, options to purchase the Company’s common stock at $19.00 per share, vesting immediately.

(6)	On May 12, 2014, Mr. Tomas was granted 4,298 options to purchase the Company’s common stock at $27.16 per share for ten years vesting annually over four years.
(7)
On August 1, 2014, Mr. Tomas and Ms. Comella were granted 10,000 and 5,000, respectively, options to purchase the Company’s common stock at $26.90 per share for ten years with ¼ vesting immediately, with remainder vesting 1/3 annually on the anniversary.

(8)
On November 3, 2014, Mr. Tomas and Ms. Comella, as members of the Company’s Board of Directors, were granted 400 options to purchase the Company’s common stock at $19.32 per share, vesting immediately.

Index

Our Stock Option Plans

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the U.S. Stem Cell 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to  five hundred million shares of common stock for issuance.

Employment Agreements

See page F-31

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2015:

	Number of Securities Underlying		Option
	Unexercised Options and Warrants		Exercise Price	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	500.00	6/18/2020
	500	-	16.94	8/12/2021
	500	-	16.94	8/12/2022
	2,000	2,000	16.94	8/6/2022
	10,000	5,000	15.76	8/1/2023
	400	—	16.54	9/1/2023
	10,000	2,500	19.00	2/24/2024
	800	-	19.00	2/24/2024
	4,299	2,424	27.16	5/24/2024
	10,000	5,000	26.90	8/1/2024
	400	-	19.32	11/3/2024
	291,885	-	1.71	11/2/2025
	10,000	10,000	6.24	11/2/2025

Kristin Comella	10	-	710.00	4/18/2016
	7	—	710.00	1/1/2017
	7	—	710.00	10/16/2017
	20	—	710.00	1/19/2019
	3	—	740.00	3/13/2019
	30	—	850.00	5/28/2019
	250	—	16.94	8/12/2021
	500	500	16.94	8/6//2022
	5,000	2,500	15.76	8/1/2023
	5,000	2,500	19.00	2/24/2024
	5,000	2,500	26.90	8/1/2024
	400	-	19.32	11/3/2024
	1,000	-	11.16	2/2/2025
	175,131	-	1.71	11/2/2025
	5,000	-	6.24	11/2/2025

Index

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2015 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2015 are as follows:

		Estimated future payouts			Estimated future payouts			All other	All other		Grant
		under non-equity incentive			under equity incentive plan			stock	option		date
		plan awards			awards			awards:	awards:		fair
								Number	Number	Exercise	value
								of	of	or base	of
								shares	securities	price of	stock
								of stock	underlying	option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	option
Name	date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	awards
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2015 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0

Golden Parachute Compensation

As at December 31, 2015, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0	0	0

Index

Compensation of Directors

Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
Mike Tomas, Director	0	0	$1,739	0	0	0	$1,739
Charles A. Hart, Director	0	0	$1,739	0	0	0	$1,739
William P. Murphy Jr., Director	0	0	$1,739	0	0	0	$1,739
Samuel S. Ahn, Director	0	0	$1,739	0	0	0	$1,739
Mark Bormon, Director	0	0	$1,739	0	0	0	$1,739

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

As of December 31, 2015, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 for all compensation plans under the Company’s Stock Option Plan:

			Additional
	No. of		Consideration
	Shares of Common		to be Received
	Stock Underlying		Upon Exercise
	Unexercised		or Material		Value
	Common Stock		Conditions	Option	Realized	Option
	Purchase Options	Date of	Required to	Exercise	if	Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	375	9/18/2010	$—	$500.00	$—	6/18/2020
	250	8/12/2011	—	16.94	—	8/12/2021
	250	1/16/2012	—	16.94	—	1/16/2022
	1,250	8/6/2012	—	16.94	—	8/6/2022
	10,000	8/01/13	—	16.94	—	8/1/2023
	400	9/1/13		16.54		9/1/2023
	10,000	2/24/14	—	19.00	—	2/24/2024
	4,298	5/12/14		27.16		5/12/2014
	10,000	8/01/14	—	26.90	—	8/1/2024
	400	11/3/14	—	19.32	—	11/3/2024
	400	9/1/2013	—	16.50	—	9/1/2023
	1,000	2/2/15	-	11.16	-	2/2/2025
	175,131	11/2/15	-	1.71	-	11/2/2025
	10,000	11/2/15	-	6.24	-	11/2/2025
Kristin Comella, NEO	25	2/20/2005	—	710.00	—	2/19/2015
	9	4/19/2006	—	710.00	—	4/19/2016
	6	1/2/2007	—	710.00	—	1/2/2017
	7	10/17/2007	—	710.00	—	10/17/2017
	20	1/9/2009	—	710.00	—	1/9/2019
	3	3/13/2009	—	710.00	—	3/13/2019
	30	5/29/2009	—	850.00	—	5/29/2019
	125	8/12/2011	—	16.94	—	8/12/2021
	188	8/06/2012	—	16.94	—	8/06/2022
	5,000	8/01/13	—	15.76	—	8/1/2023
	5,000	2/24/14	—	19.00	—	2/24/2024
	5,000	8/01/14	—	26.90	—	8/1/2024
	400	11/3/14	—	19.32	—	11/3/2024
	1,000	2/2/15	-	11.16	-	2/2/2025
	291,885	11/2/15	-	1.71	-	11/2/2025
	5,000	11/2/15	-	6.24	-	11/2/2025

Director Compensation

As of December 31, 2015, we had seven directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of December 31, 2015, based on an aggregate of 1,813,691 common shares issued and outstanding and 678,805 shares issuance upon the conversion of securities, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	340,563	(1)	14.9

Kristin Comella, Chief Scientific Officer and Director	187,762	(2)	8.2

William P. Murphy, Director**	51,969	(3)	2.3

Charles A. Hart, Director**	18,136	(4)	*

Sam Ahn, Director**	52,899	(5)	2.3

Mark P. Borman, Director	2,834	(6)	*

Sheldon T. Anderson, Director	5,282	(7)	*

All officers and directors as a group (7 persons)	167,228	(8)	28.8

Northstar Biotechnology Group, LLC	47,369	(9)	2.0

* less than 1%
** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart and controlled by Gregory Knutson.

(1)
Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 332,284  shares of common stock issuable upon exercise of presently exercisable stock options .

(2)	Includes 187,762 shares of common stock issuable upon exercise of presently exercisable stock options.
(3)
Includes (i) 48,875 shares of common stock and (ii) 3,094 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.  Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 9,194 shares of common stock and (ii) 8,942 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(5)	Includes (i) 42,806 shares of common stock and (ii) 10,093 shares of common stock issuable upon exercise of presently exercisable stock options.
(6)	Includes (i) 24 shares of common stock and (ii) 2,810 shares of common stock issuable upon exercise of presently exercisable stock options
(7)	Includes (i) 1,941 shares of common stock and (ii) 3,341 shares of common stock issuable upon exercise of presently exercisable warrants.
(8)	Includes an aggregate of (i) 109,145 shares of common stock and (ii) 58,083 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(9)	Excludes 20,000,000 shares of Series A Preferred Stock (non-convertible) with each share of Series A Preferred Stock having voting power of twenty-five common shares.

Index

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

Index

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

Index

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

Item13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2015 and 2014, the Company officers and directors have provided advances in the aggregate of $106,505 and $98,759 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2014, the Company issued an aggregate of 10,232 shares of common stock in settlement of $298,759 of related party advances and outstanding accounts payable.

On November 4, 2015, the Company issued 3,411 shares of common stock in settlement of $5,860 of related party advances.

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

Index

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

On October 2, 2015, the Company issued 4,156 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement.

On October 7, 2015, the Company issued 34,522 shares of its common stock in settlement of $100,000 principal payment towards the outstanding debt.

As of December 31, 2015 and 2014, the principle of this note was $262,000 and $362,000, respectively.

U.S. Stem Cell Clinic, LLC

On November 6, 2015, the Company issued a 4% promissory note to U.S. Stem Cell Clinic, Inc for $30,000 due November 3, 2017 (See Note 3).

Index

Officer and Director Notes

	2015	2014
Notes payable, Dr. Murphy	$-	$465,240
Note payable, Beverly Murphy	50,000	50,000
Note payable, Mr. Tomas	252,250	331,354
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	287,772	299,465
Total	$1,465,022	$2,021,059

Notes payable, Dr. Murphy

At December 31, 2014, the Company has outstanding notes payable to Dr. Murphy with interest at 8% per annum due at maturity in aggregate $465,240. Of the outstanding balance, certain subordinated notes totaling $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar (or successor) Loan is paid off.

On June 20, 2014, the Company issued 10,333 shares of its common stock in settlement of $298,386 of related party note payable, $2,000 advances and accrued interest of $112,954.

On November 4, 2015, the Company issued 270,800 shares of common stock in settlement of $465,200 of outstanding notes payable to Dr. Murphy.

Note payable, Ms. Murphy

At December 31, 2015 and 2014, the Company has outstanding note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Note payable, Dr. Ahn

At December 31, 2013, the Company has outstanding note payable for $125,000 to Dr. Ahn with interest at 8% per annum due at maturity.

On June 20, 2014, the Company issued 4,046 shares of its common stock in settlement of $125,000 of related party note payable and accrued interest of $36,832. There were no amounts outstanding as of December 31, 2015 and 2014.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the year ended December 31, 2015 and 2014, the Company paid off $79,104 and $186,779 of the outstanding promissory note, respectively. The principle outstanding balance of this note as of December 31, 2015 is $252,250.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principle outstanding balance of this note as of December 31, 2015 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principle outstanding balance of this note as of December 31, 2015 is $500,000.

Index

Notes payable, Ms. Comella

On August 1, 2013, the Company issued a $125,000 promissory notes due on demand in settlement of accrued compensation. The promissory note bear interest of 5% per annum and due on demand. During the year ended December 31, 2014 and 2013, the Company paid off $97,718 and $27,282 of the outstanding promissory note. The principle outstanding balance of these notes as of December 31, 2015 is $-0-.

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the years ended December 31, 2015 and 2014, the Company paid off $11,693 and $535 of the outstanding promissory note, respectively. The principle outstanding balance of this note as of December 31, 2015 is $287,772.

Transactions with Pavillion

During the years ended December 31, 2015 and 2014, the Company purchased $242,271 and $302,899 lab kits from Pavillion, Inc., respectively, a related party whose owner is related to an officer of the Company. As of December 31, 2015 and 2014, the Company had $74,793 and $23,862, respectively, in accounts payable owed to Pavillion.

Item14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

In December of 2012, U.S. Stem Cell engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2012 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014 by our independent registered public accounting firms are as follows:

Types of Fees	2015	2014
Audit Fees (1)	$80,000	$80,000
Audit Related Fees	$13,000	$16,000
Tax Fees	$5,000	$5,130
All Other Fees	—	—

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

Index

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

Index

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(37)	Articles of Amendment to the Articles of Incorporation of the registrant
3.4 (8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers

Index

4.31 (34)	Series A Convertible Preferred Stock
4.32 (35)	Amendment to the Series A Convertible Preferred Stock
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.

Index

10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57 (28)	Subordination Agreement, dated July 8, 2011.
10.58 (29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59 (29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60 (29)	Subordination Agreement, dated August 1, 2011.
10.61 (30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62 (30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63 (30)	Subordination Agreement, dated September 1, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013

Index

10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57 (28)	Subordination Agreement, dated July 8, 2011.
10.58 (29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59 (29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60 (29)	Subordination Agreement, dated August 1, 2011.
10.61 (30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62 (30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63 (30)	Subordination Agreement, dated September 1, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013

Index

10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013
10.72**(33)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.73 (34)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.74(34)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.75(34)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.76(34)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.77**(35)	2013 Omnibus Equity Compensation Plan Amendment One.
10.78 (36)	Senior Convertible Note, dated October 1, 2015
10.79 (36)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.80(36)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.81(38)	Senior Convertible Note, dated December 3, 2015
10.82 (38)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.83 (38)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.84 (38)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
14.2(2)	Code of Business Conduct and Ethics
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.

Index

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.
(36)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(38)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. STEM CELL, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
March 8, 2016

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

March 8, 2016

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

SIGNATURE	TITLE	DATE
/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	March 8, 2016
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	March 8, 2016
Mike Tomas

/s/ Mark P. Borman	Director	March 8, 2016
Mark Borman

/s/ Kristin Comella	Director	March 8, 2016
Kristin Comella

/s/ Charles A. Hart	Director	March 8, 2016
Charles A. Hart

/s/ Samuel S. Ahn, MD, MBA	Director	March 8, 2016
Samuel S. Ahn, MD, MBA

/s/ Sheldon Anderson	Director	March 8, 2016
Sheldon Anderson

Index

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

Index

FORM 10-K—ITEM 8
U.S. STEM CELL, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US Stem Cell, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida 33325

We have audited the accompanying balance sheets of US Stem Cell, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Stem Cell, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and used significant amounts of cash in its operations. In addition, at December 31, 2015 the Company’s current liabilities exceed its current assets by $5,588,949. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut
March 8, 2016

Index

U.S. STEM CELL, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,372	$36,674
Accounts receivable, net	35,032	95,409
Inventory	17,406	-
Prepaid and other	4,832	9,255
Total current assets	115,642	141,338

Property and equipment, net	14,172	12,686

Other assets:
Investments	89,139	40,597
Deposits	10,160	10,160

Total assets	$229,113	$204,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $104,089 and $56,953 to related parties, respectively	$1,503,501	$1,991,979
Accrued expenses	726,751	2,373,615
Advances, related party	106,505	98,759
Deferred revenue	71,961	13,000
Deposits	465,286	465,286
Promissory note, net of debt discount of $78,864 and $-0- respectively	71,136	1,500,000
Notes payable, related party	1,727,022	2,383,059
Notes payable, net of debt discount of $249,205 and $339,160, respectively	608,502	1,531,812
Derivative liabilities	423,927	741,271
Total current liabilities	5,704,591	11,098,781

Long term debt:
Promissory note, long term portion, net of debt discount of $240,521	1,232,241	-
Notes payable, long term portion	983,727	-
Note payable, long term portion, related party	30,000	-
Total long term debt	2,245,968	-

Total liabilities	7,950,559	11,098,781

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 1,813,689 and 581,433 shares issued and 1,728,478 and 581,433 outstanding as of December 31, 2015 and 2014, respectively	1,814	581
Additional paid in capital	114,555,110	109,519,913
Treasury stock, 85,211 shares	(221,996)	-
Accumulated deficit	(122,076,374)	(120,434,494)
Total stockholders' deficit	(7,721,446)	(10,894,000)

Total liabilities and stockholders' deficit	$229,113	$204,781

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenue:
Products	$1,356,864	$1,155,543
Services	834,313	900,288
Total revenue	2,191,177	2,055,831

Cost of sales	972,957	844,941

Gross profit	1,218,220	1,210,890

Cost and operating expenses:
Research and development	10,000	66,420
Marketing, general and administrative	3,808,628	4,669,432
Depreciation and amortization	5,326	4,490
Total operating expenses	3,823,954	4,740,342

Net loss from operations	(2,605,734)	(3,529,452)

Other income (expenses):
Gain on settlement of debt	2,620,233	2,498,676
Gain on change of fair value of derivative liability	15,095	425,953
Income (loss) from equity investment	38,542	(9,117)
Other income	13,282	-
Interest expense	(1,723,298)	(1,639,571)
Total other income (expenses)	963,854	1,275,941

Net loss before income taxes	(1,641,880)	(2,253,511)

Income taxes (benefit)	-	-

NET LOSS	$(1,641,880)	$(2,253,511)

Net loss per common share, basic and diluted	$(1.80)	$(4.61)

Weighted average number of common shares outstanding, basic and diluted	912,062	488,667

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2015

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Deficit	Total
Balance, December 31, 2013	20,000,000	$20,000	379,787	$380	$104,198,527	$-	$215,000	$(118,180,983)	$(13,747,076)
Common stock issued in settlement of accounts payable	-	-	48,585	48	1,071,107	-	-	-	1,071,155
Common stock issued in connection with settlement of other debt	-	-	83,236	83	2,230,724	-	-	-	2,230,807
Common stock issued for services	-	-	3,840	4	183,987	-	-	-	183,991
Common stock issued upon exercise of warrants	-	-	11,918	12	135,988	-	-	-	136,000
Common stock issued as commitment shares in connection with equity purchase agreement	-	-	12,000	12	(12)	-	-	-	-
Proceeds from issuance of common stock	-	-	42,067	42	694,583	-	(215,000)	-	479,625
Reclassify fair value of derivative liability to equity upon debt extinguishment	-	-	-	-	128,624	-	-	-	128,624
Fair value of vesting warrants issued in connection with revenue sharing and intellectual property	-	-	-	-	190,262	-	-	-	190,262
Stock based compensation	-	-	-	-	686,123	-	-	-	686,123
Net loss	-	-	-	-	-	-	-	(2,253,511)	(2,253,511)
Balance, December 31, 2014	20,000,000	$20,000	581,433	$581	$109,519,913	$-	$-	$(120,434,494)	$(10,894,000)

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2015

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Deficit	Total
Balance, December 31, 2014	20,000,000	$20,000	581,433	$581	$109,519,913	$-	$-	$(120,434,494)	$(10,894,000)
Common stock issued in settlement of accounts payable and accrued interest	-	-	67,944	68	236,818		-	-	236,886
Common stock issued in settlement of guarantor fees	-	-	24,353	24	170,077		-	-	170,101
Common stock issued in connection with settlement of other debt	-	-	1,037,645	1,038	2,818,666		-	-	2,819,704
Proceeds from issuance of common stock	-	-	95,664	96	582,712		-	-	582,808
Common stock issued in settlement of litigation	-	-	6,650	7	59,843		-	-	59,850
Fair value of common stock warrants issued in settlement of debt	-	-	-	-	14,886	-	-	-	14,886
Purchase of 85,211 shares of Company's common stock at average cost of $2.61 per share	-	-	-	-	-	(221,996)	-	-	(221,996)
Stock based compensation	-	-	-	-	1,152,195	-	-	-	1,152,195
Net loss	-	-	-	-	-	-	-	(1,641,880)	(1,641,880)
Balance, December 31, 2015	20,000,000	$20,000	1,813,689	$1,814	$114,555,110	$(221,996)	$-	$(122,076,374)	$(7,721,446)

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,641,880)	$(2,253,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,326	4,490
Bad debt expense	38,599	28,732
Discount on convertible debt	818,404	546,970
Change in fair value of derivative liability	(15,095)	(425,953)
Gain on settlement of debt	(2,620,233)	(2,498,676)
Common stock issued in settlement of litigation	59,850
Non cash payment of interest	528,915	705,710
Change in fair value of warrant modifications	-	148,517
Warrants issued in connection with revenue share agreement	-	190,262
Related party notes payable issued for services rendered	-	800,000
(Income) loss on equity investments	(38,542)	9,117
Common stock issued in exchange for services	-	38,750
Stock based compensation	1,152,195	537,606
(Increase) decrease in:
Receivables	21,778	(104,228)
Inventory	(17,406)	-
Prepaid and other current assets	4,423	(8,471)
Increase (decrease) in:
Accounts payable, including related party accounts payable	434,490	858,437
Accrued expenses	365,525	313,601
Deferred revenue	58,961	-
Net cash used in operating activities	(844,690)	(1,108,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for investments	(10,000)	(49,714)
Purchase of treasury stock	(221,996)	-
Acquisitions of property and equipment	(2,035)	(8,121)
Net cash used by investing activities	(234,031)	(57,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	582,808	479,625
Proceeds from related party advances	13,606	33,760
Proceeds from exercise of stock options and warrants	-	136,000
Proceeds from notes payable	770,052	740,500
Repayments of notes payable	(266,047)	(232,956)
Net cash provided in financing activities	1,100,419	1,156,929

Net increase (decrease) in cash and cash equivalents	21,698	(9,553)

Cash and cash equivalents, beginning of period	36,674	46,227
Cash and cash equivalents, end of period	$58,372	$36,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$321,846	$429,569
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$926,381	$1,367,927
Common stock issued in settlement of accounts payable	$236,886	$1,071,155
Common stock issued in settlement of guarantor fees	$170,101	$-
Promissory note issued in exchange for subordinated debt and accrued expenses	$1,697,762	$-
Common stock issued in settlement of related party notes and advances payable	$471,101	$862,880
Note payable issued in settlement of legal fees	$15,000	$-
Common stock warrant issued in settlement of accounts payable	$14,886	$-

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

U.S. Stem Cell, Inc. (the “Company”) was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine / cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues to cover costs, incurred expenses, and as a result has sustained losses.

On October 12, 2015, the Company amended its Articles of Incorporation to change its name from Bioheart, Inc. to U.S. Stem Cell, Inc. and to implement a reverse stock split in the ratio of 1 share for every 1,000 shares of common stock. This amendment was approved and filed of record by the Florida Secretary of State on October 12, 2015, effective on October 19, 2015.  FINRA has declared the Company’s 1-for-1,000 reverse stock split market effective as of November 4, 2015. In addition, the ticker symbol was BHRTD for 20 business days from November 4th 2015 at which point it will change to USRM. These financial statements have been retroactively restated to reflect the reverse stock split (see note 11).

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

The Company’s primary source of revenue are from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

Revenues for test kits and equipment sold are not recorded until test kits and equipment are delivered. During 2014, the Company had revenue sharing arrangements for the sale of goods whereby the Company was the primary obligor, set pricing with the customers and bared all associated credit risks with the customers. Sales under revenue share arrangements are recorded as gross sales and any portion shared with third parties under such arrangements are classified as selling expense due to the nature of the marketing activities performed by the third party. All revenue sharing arrangements were terminated in November 2014. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

Patient treatments and laboratory services revenue are recognized when those services have been completed or satisfied.

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE).

At December 31, 2015 and 2014, the Company had deferred revenues of $71,961 and $13,000, respectively.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2015 and 2014, allowance for doubtful accounts was $-0-.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During 2015 not there were no inventory write-downs.

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

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during 2015 and 2014.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted income (loss) per share as of December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2015	2014
Convertible notes payable	677,540	901,796
Options to purchase common stock	555,820	66,933
Warrants to purchase common stock	139,367	150,620
Totals	1,372,727	1,119,349

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2015, there were outstanding stock options to purchase 555,820 shares of common stock, 511,660 shares of which were vested. (see Note 12)

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Treasury Stock

The Company use the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2015, three customers represented 32%, 18% and 16%, an aggregate of 66% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 38% and 17%, an aggregate of 55%, of the Company’s accounts receivable.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2015 did not include any customers representing  10% or more of the Company’s total revenues.  For the year ended December 31, 2014, Company’s revenues earned from sale of products and services included 10% of the Company’s total revenues from one customer.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $10,000 and $66,420 for the years ended December 31, 2015 and 2014, respectively.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2015 and 2014, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 8 and Note 10).

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2015, the Company incurred net losses of $1,641,880 and used $844,690 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were an aggregate of $59,714. The Company’s 33% income (loss) earned by U.S. Stem Cell Clinic, LLC of $38,542 and $(9,117) for the year ended December 31, 2015 and 2014, respectively, (inception to date income of $29,425) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods and increased the carrying value of the investment to $89,139.

At December 31, 2015 and 2014, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $5,946 and $-0-; revenues earned from sales to U.S. Stem Clinic, LLC for 2015 and 2014 were $182,922 and $-0-, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Laboratory and medical equipment	$353,253	$352,358
Furniture, fixtures and equipment	130,410	125,634
Computer equipment	48,788	47,647
Leasehold improvements	362,046	362,046
	894,497	887,685
Less accumulated depreciation and amortization	(880,325)	(874,999)
	$14,172	$12,686

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$64,199	$1,533,217
Interest payable on notes payable	467,664	685,575
Vendor accruals and other	147,244	120,836
Employee commissions, compensation, etc.	47,644	33,987
	$726,751	$2,373,615

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

In June 2000, the Company had entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted the Company a worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement was for the life of the patents, which expire in 2015. The Company did not use this license in any of their technologies or made any payments to WBH other than the initial payment to acquire the license. On April 2, 2014, the Company received confirmation from WBH that it has no obligation under the patent license agreement and WBH agreed to terminate the patent license agreement pursuant to a termination letter dated March 3, 2014. Accordingly, the Company recognized approximately $2,122,130 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 48,585 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $120,656 net gain in settlement of debt.

During the year ended December 31, 2015, the Company issued an aggregate of 67,944 shares of its common stock in settlement of outstanding accounts payable and accrued interest. In connection with the issuance, the Company incurred $144,669 gain in settlement of debt.

During the year ended December 31, 2015, the Company incurred a gain of $513,940 in relief of accounts payable.

During the year ended December 31, 2015, the Company issued an aggregate of 24,353 shares of its common stock in settlement of accumulative outstanding amounts due to Guarantors of the Company of $961,124.  In connection with the issuance, the Company incurred a $791,024 gain in settlement of debt.

During the year ended December 31, 2015, the Company settled an outstanding subordinated debt, related accrued interest and accounts payable due to the guarantor by issuing a five year, non-interest bearing note payable.  (See Note 8).  In connection with the note issuance, the Company settled $624,737 of outstanding guarantor fees.

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

No common stock were issued during the year ended December 31, 2014.

The Agreement automatically terminated on the first of April, 2014 (the first day of the month next following the second (2nd) anniversary of the Effective Date).

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

During the year ended December 31, 2015, the Company issued an aggregate of 87,812 shares of its common stock in exchange for $521,538 under the Purchase Agreement. (See Note 11)

NOTE 8 — NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2015 and 2014:

	2015	2014
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Asher notes payable	-	151,000
Daniel James Management notes payable	75,000	75,000
Fourth Man, LLC notes payable	77,450	75,000
Magna Group notes payable	125,000	205,000
Power Up Lending Group notes payable	194,235	-
Equipment finance lease	4,777	-
Total notes payable	1,841,434	1,870,972
Less unamortized debt discount	(249,205)	(339,160)
Total notes payable net of unamortized debt discount	1,592,229	1,531,812
Less current portion	(608,502)	(1,531,812)
Long term portion	$983,727	$-

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2016 to extend the maturity date to January 11, 2018.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Hunton & Williams Notes

At December 31, 2015 and 2014, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

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

These embedded derivatives included certain conversion features and a reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at December 31, 2014 was $149,770. At the inception of the Asher Notes, the Company determined the aggregate fair value of $566,294 of the embedded derivatives.

2015 Notes

During the year ended December 31, 2015, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $180,000 (the “Asher Notes”). The Company incurred legal fees in the amount of $15,000 which were deducted from the proceeds of the notes.

The Asher Notes bear interest at the rate of 8% per annum. As of the year ended December 31, 2015, all interest and principal must be repaid nine months from the issuance date, with the last note being due February 6, 2016. The Asher Notes are convertible into shares of common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the shares of common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes. (see Note 10)

These embedded derivatives included certain conversion features and a reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Asher Notes and to fair value as of each subsequent reporting date, which at December 31, 2015 was $-0- (all Notes converted). At the inception of the Asher Notes, the Company determined the aggregate fair value of $211,575 of the embedded derivatives.

During the year ended December 31, 2015, $151,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $180,000 of notes plus accrued interest that were issued during 2015, were converted into shares of the Company’s common stock (see Note 11).

The remaining aggregate Asher Notes unconverted principle balance as of December 31, 2015 was $-0-.

Daniel James Management

2014 Notes

During the year ended December 31, 2014, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 8% to 9.5% convertible notes in aggregate principal amount of $135,000 (the “Daniel Notes”).

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

2015 Notes

During the year ended December 31, 2015, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible note in aggregate principal amount of $125,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the year ended December 31, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due October 29, 2016. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (see Note 9).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at December 31, 2015 was $120,263. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $238,443 of the embedded derivatives.

During the year ended December 31, 2015, $75,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $50,000 of notes plus accrued interest that were issued during 2015, were converted into shares of the Company’s common stock (see Note 11).

The remaining aggregate Daniel Notes unconverted principle balance as of December 31, 2015 was $75,000.

Fourth Man, LLC

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

2015 Notes

During the year ended December 31, 2015, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”), for the sale of a 9.5% convertible notes in the aggregate principal amount of $150,000 (the “Notes”).

The Notes bears interest at the rate of 8% to 9.5% per annum. As of the year ended December 31, 2015, all interest and principal must be repaid one year from the issuance date, with the last note being due December 2, 2016. The Notes are convertible into shares of common stock, at Fourth Man’s option, at a 47% discount to the lowest closing bid price of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision. (see Note 10)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at December 31, 2015 was $126,825.  At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $356,225 of the embedded derivatives.

During the year ended December 31, 2015, $75,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $72,550 of notes plus accrued interest that were issued during 2015, were converted into shares of the Company’s common stock (see Note 11).

The remaining aggregate Fourth Man, LLC Notes unconverted principle balance as of December 31, 2015 was $77,450.

Magna Group

2014 Note

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

The Convertible Note matured on August 7, 2015 and, in addition to the approximately 33.33% original issue discount, accrues interest at the rate of 12% per year. The Convertible Note is convertible at any time, in whole or in part, at Magna’s option into shares of Company common stock at a fixed conversion price of $10.35 per share, subject to adjustment pursuant to the “full ratchet” and standard anti-dilution provisions contained in the Convertible Note. This resulted in an embedded derivatives liability as a result of these anti-dilution provision. This conversion price represents a discount of approximately 45% from the lowest trading price the Company common stock during the five trading days prior to October 7, 2014, the date the Company issued the Convertible Note to Magna.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

On August 6, 2015, the Company amended the securities purchase agreement with Magna amending the maturity date of its convertible note payable with Magna from August 7, 2015 to November 7, 2015.  This amendment also changes the conversion price of the notes from $10.35 to the lesser of a) $6.00 or b) a 40% discount from the lowest trading price in the five trading days prior to conversion.  Due to the reset provisions embedded in the initial convertible note, the Company determined the modification was immaterial.

The Company has identified the embedded derivatives related to the Magna Note. These embedded derivatives included certain conversion features and a reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the 2014 Magna Notes and to fair value as of each subsequent reporting date which at December 31, 2015 was $-0- (Notes fully converted).

2015 Notes

On October 1, 2015, the Company entered into a securities purchase agreement  with Magna Equities II, LLC.  The purchase agreement provides that Magna shall purchase from the Company on the closing date a senior convertible note with an initial principal amount of $110,000 for a purchase price of $100,000.

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on August 1, 2016 . The convertible note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock at a the lower of i) 60% discount to the lowest trading price of the common stock during the 5 trading day period prior to conversion or ii) $0.70 per share.

On December 3, 2015, the Company entered into a convertible promissory note with Magna Equities II, LLC.  The note provides that Magna shall pay on the Company’s behalf certain accrued legal fees of $15,000. The December 3, 2015 convertible note bears interest at the rate of 12% per annum. All interest and principal must be repaid on August 1, 2016 . The convertible note is convertible at any time, in whole or in part, at Magna’s option into shares of the Company’s common stock at the lower of 60% of the lowest sale price of the Company’s common stock during five trading days preceding conversion date or $0.70 per share (subject to adjustment).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Magna Notes and to fair value as of each subsequent reporting date which at December 31, 2015 was $164,600.  At the inception of the Magna Note, the Company determined the aggregate fair value of $291,136 of the embedded derivatives.

During the year ended December 31, 2015, $205,000 of note that were outstanding at December 31, 2014, plus accrued interest, were converted into shares of the Company’s common stock (see Note 11).

The remaining Magna notes principle balance as of December 31, 2015 was $125,000.

On December 3, 2015, the Company entered into a securities purchase agreement with Magna Equities II, LLC. The purchase agreement provides that Magna shall purchase from the Company a senior convertible note with an initial principal amount of $262,500, subject to filing and becoming effective registration statement is declared effective by the SEC.  As of December 31, 2015, the above described convertible note has not been funded.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

On December 17, 2015, the Company entered into a revenue based factoring agreement and received an aggregate of $150,000 (less origination fees of $4,500) in exchange for $202,500 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreements, the Company is required to make daily payments equal  to $1,378  for 147 business days.  The Company received net proceeds of $53,642 along with cancellation of the previous two revenue based factoring agreements described above.  In connection with the cancellation of the July 2015 revenue based factoring agreements, the Company incurred a loss in settlement of debt of $8,679.  The remaining principle balance of the PowerUp Lending Group notes payable at December 31, 2015 is $194,235

At December 31, 2015, the Company has recorded interest expense in the amount of $44,226 under the terms of the agreements. The remaining unamortized debt discount at December 31, 2015 is $51,164.

Equipment finance lease

On November 19, 2015, the Company entered into a financing lease for office equipment with an imputed interest of 7.75% payable at $116 per month over 48 months, secured by the leased equipment.

The remaining  principle balance of the equipment finance lease as of December 31, 2015 was $4,777.

Promissory note

At December 31, 2014, a related party to one of the Company’s former officers provided notes in aggregate of $1,500,000.  As of December 31, 2014, these notes were not considered as related party. The notes range from 4.75% to 8% per annum and are due upon payoff of the Northstar note payable described in Note 8.

On June 1, 2015, the Company issued an amended and restated promissory note of $1,697,762 in settlement of the $1,500,000 outstanding subordinated debt, related accrued interest of $373,469 and accumulated and unpaid guarantor fees of $624,737 (See Note 5).

The note is unsecured and non-interest bearing with four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining unpaid balance due June 1, 2020.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the year ended December 31, 2015, the Company amortized $49,537 of debt discounts to current period operations as interest expense.  The unamortized debt discount at December 31, 2015 is $319,385.

In connection with the settlement, the Company recorded a gain on settlement of debt of $1,169,058.

Summary:

The Company has identified the embedded derivatives related to the Asher, Daniel, Fourth Man LLC and Magna notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at December 31, 2015 was $411,718. The fair value of the embedded derivatives at issuance of the Asher, Daniel, Fourth Man and Magna Notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 111.98% to 175.1%, (3) weighted average risk-free interest rate of 0.17% to 0.57%, (4) expected lives of 0.75 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $1.10 to $12.70 per share.

The initial fair value of the embedded debt derivative of $1,097,379 was allocated as a debt discount up to the proceeds of the notes ($568,464) with the remainder ($528,915) charged to current period operations as interest expense. For the year ended December 31, 2015, the Company amortized an aggregate of $768,241 of debt discounts to current period operations as interest expense.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 9 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2015 and 2014, the Company officers and directors have provided advances in the aggregate of $106,505 and $98,759 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2014, the Company issued an aggregate of 10,232 shares of common stock in settlement of $298,759 of related party advances and outstanding accounts payable.

On November 4, 2015, the Company issued 3,411 shares of common stock in settlement of $5,860 of related party advances.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

On October 2, 2015, the Company issued 4,156 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement.

On October 7, 2015, the Company issued 34,522 shares of its common stock in settlement of $100,000 principal payment towards the outstanding debt.

As of December 31, 2015 and 2014, the principle of this note was $262,000 and $362,000, respectively.

U.S. Stem Cell Clinic, LLC

On November 6, 2015, the Company issued a 4% promissory note to U.S. Stem Cell Clinic, Inc for $30,000 due November 3, 2017 (See Note 3).

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Officer and Director Notes

	2015	2014
Notes payable, Dr. Murphy	$-	$465,240
Note payable, Beverly Murphy	50,000	50,000
Note payable, Mr. Tomas	252,250	331,354
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	287,772	299,465
Total	$1,465,022	$2,021,059

Notes payable, Dr. Murphy

At December 31, 2014, the Company has outstanding notes payable to Dr. Murphy with interest at 8% per annum due at maturity in aggregate $465,240. Of the outstanding balance, certain subordinated notes totaling $100,000 and $140,000 were previously due on November 30, 2012 and June 4, 2011 respectively, and are unsecured. The Company is not obligated to make payment until Northstar (or successor) Loan is paid off.

On June 20, 2014, the Company issued 10,333 shares of its common stock in settlement of $298,386 of related party note payable, $2,000 advances and accrued interest of $112,954.

On November 4, 2015, the Company issued 270,800 shares of common stock in settlement of $465,200 of outstanding notes payable to Dr. Murphy.

Note payable, Ms. Murphy

At December 31, 2015 and 2014, the Company has outstanding note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Note payable, Dr. Ahn

At December 31, 2013, the Company has outstanding note payable for $125,000 to Dr. Ahn with interest at 8% per annum due at maturity.

On June 20, 2014, the Company issued 4,046 shares of its common stock in settlement of $125,000 of related party note payable and accrued interest of $36,832. There were no amounts outstanding as of December 31, 2015 and 2014.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the year ended December 31, 2015 and 2014, the Company paid off $79,104 and $186,779 of the outstanding promissory note, respectively. The principle outstanding balance of this note as of December 31, 2015 is $252,250.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principle outstanding balance of this note as of December 31, 2015 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principle outstanding balance of this note as of December 31, 2015 is $500,000.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Notes payable, Ms. Comella

On August 1, 2013, the Company issued a $125,000 promissory notes due on demand in settlement of accrued compensation. The promissory note bear interest of 5% per annum and due on demand. During the year ended December 31, 2014 and 2013, the Company paid off $97,718 and $27,282 of the outstanding promissory note. The principle outstanding balance of these notes as of December 31, 2015 is $-0-.

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the years ended December 31, 2015 and 2014, the Company paid off $11,693 and $535 of the outstanding promissory note, respectively. The principle outstanding balance of this note as of December 31, 2015 is $287,772.

Transactions with Pavillion

During the years ended December 31, 2015 and 2014, the Company purchased $242,271 and $302,899 lab kits from Pavillion, Inc., respectively, a related party whose owner is related to an officer of the Company. As of December 31, 2015 and 2014, the Company had $74,793 and $23,862, respectively, in accounts payable owed to Pavillion.

NOTE 10 — DERIVATIVE LIABILITIES

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 9 above, the Company issued an aggregate of 15,000 common stock purchase warrants to purchase the Company’s common stock with an exercise price of $14.00 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At December 31, 2015, the fair value of the reset provision related to the embedded derivative liability of $12,209 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 178.53%; risk free rate: 2.09%; and expected life: 6.75 years. The Company recorded a gain on change in derivative liabilities of $137,710 during the year ended December 31, 2015.

Convertible notes

In 2014 and 2015, the Company issued convertible notes (see Note 8).

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

The fair value of the embedded derivatives at December 31, 2015, in the amount of $411,718, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 178.53%, (3) weighted average risk-free interest rate of 0.49 to 0.65%, (4) expected lives of 0.42 to 0.92 years, and (5) estimated fair value of the Company’s common stock of $0.875 per share. The Company recorded a loss on change in derivative liabilities of $122,615 during the year ended December 31, 2015.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 11 — STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the Board of Directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock (currently held by Northstar Biotechnology Group, LLC). Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 20 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities. In lieu of the initial two payments due to Northstar on April 1, 2013 and October 1, 2013, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders (see Note 9).

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

During the year ended December 31, 2015, the Company issued an aggregate of 62,425 shares of its common stock in the amount of $211,546 for the settlement of outstanding accounts payable and accrued expenses. In connection with the issuance of the shares the Company recognized a gain on settlement of accounts payable and accrued expenses in the amount of $144,669 (see Note 5).

During the year ended December 31, 2015, the Company issued 6,650 shares of common stock in settlement of litigation. In connection with the issuances, the Company recognized a loss in the amount of $59,850, which is included in the marketing, general and administration expense in the Statement of Operations (see Note 13).

On April 3, 2015, the Company issued 1,363 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2015 per the forbearance agreement on Northstar note (See Note 9).

On October 2, 2015, the Company issued 4,156 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 9).

During the year ended December 31, 2015, the Company issued an aggregate of 763,434 shares of its common stock for the conversion of $949,017 of notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $1,399,628 (see Note 13).

On November 4, 2015, the Company issued 270,800 shares of common stock in settlement of $465,200 of outstanding notes payable to Dr. Murphy.

On November 4, 2015, the Company issued 3,411 shares of common stock in settlement of $5,860 of related party advances.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2015, the Company purchased 85,211 shares of the Company’s common stock in the open market at an average cost of $2.61 per share.

During the year ended December 31, 2015, the Company issued an aggregate of 87,812 shares of common stock in exchange for $521,538 under the stock purchase agreement with Magna Equities II, LLC (see Note 7), and issued an aggregate of 7,852 shares of common stock in exchange for $61,270. In connection with the stock sale, the Company issued an aggregate of 1,444 warrants to purchase the Company’s common stock (see Note 12).

During the year ended December 31, 2015, the Company issued an aggregate of 24,353 shares of its common stock in settlement of accumulative outstanding amounts due to Guarantors of the Company of $961,125. In connection with the issuance, the Company incurred a $791,024 gain in settlement of debt.

During the year ended December 31, 2014, the Company issued 42,067 shares of common stock for proceeds of $479,625.

During the year ended December 31, 2014, the Company issued an aggregate of 48,585 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $120,656 gain in settlement of debt.

During the year ended December 31, 2014, the Company issued an aggregate of 83,236 shares of its common stock for the conversion of $1,974,917 of notes payable and related accrued interest. In connection with the issuance, the Company incurred $255,890 gain in settlement of debt.

During the year ended December 31, 2014, the Company issued an aggregate of 3,840 shares of its common stock for services provided to the Company valued at $183,991.

During the year ended December 31, 2014, the Company issued an aggregate of 11,918 shares of its common stock in connection with the exercise of warrants.

During the year ended December 31, 2014 the Company issued Magna Group 12,000 shares of its common stock as a commitment fee for entering into the Purchase Agreement (See Note 7).

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to  five hundred million shares of common stock for issuance.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

A summary of options at December 31, 2015 activity during the years ended December 31, 2015 and 2014 is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2014	23,921		$150.00	9.0
Granted	43,148		$23.00	10.0
Exercised	—	$
Forfeited/Expired	(136)		$5,200.00
Options outstanding at December 31, 2014	66,933		$56.00	8.9
Granted	489,116		$1.98	10.0
Exercised	—
Forfeited/Expired	(229)		$5,103.28
Options outstanding at December 31, 2015	555,820		$6.43	9.6
Options exercisable at December 31, 2015	511,660		$5.60	9.7
Available for grant at December 31, 2015	7,383,070

The following information applies to options outstanding and exercisable at December 31, 2015:

		Options Outstanding			Options Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.00 – $20.00	534,706	9.7	$3.32	501,682	$2.72
	$20.01 – $30.00	19,849	8.5	$26.96	8,713	$26.94
	$30.01 – $100.00	300	5.7	$70.00	300	$70.00
$	>100.00	965	4.0	$1,288.36	965	$1,288.36
		555,820	9.6	$6.43	511,660	$5.60

On February 24, 2014, the Company issued an aggregate 15,000 options to purchase the Company’s common stock at $19.00 per share to officers, vesting at 25% immediately and the remainder over approximately 42 months, exercisable over 10 years. The aggregate fair value of $282,597, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

On February 24, 2014, the Company issued an aggregate 4,800 options to purchase the Company’s common stock at $19.00 per share to officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $90,431, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 163.63% and Risk free rate: 2.75%.

On May 12, 2014, the Company issued an aggregate 4,848 options to purchase the Company’s common stock at $27.20 per share to officers and employees, vesting over four years at anniversary and exercisable over 10 years. The aggregate fair value of $130,135, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 161.36% and Risk free rate: 2.66%.

On August 1, 2014, the Company issued an aggregate 15,000 options to purchase the Company’s common stock at $26.94 per share to officers and employees, vesting at 25% immediately and 75% over three years at anniversary and exercisable over 10 years. The aggregate fair value of $391,798, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 168.62% and Risk free rate: 2.52%.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

On November 3, 2014, the Company issued an aggregate 700 options to purchase the Company’s common stock at $19.32 per share to officers and employees, vesting at 25% each year over four years at anniversary and exercisable over 10 years. The aggregate fair value of $12,739, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

On November 3, 2014, the Company issued an aggregate 2,800 options to purchase the Company’s common stock at $19.32 per share to board of directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $54,957, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 2.36%.

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

On November 2, 2015, the Company issued an aggregate of 467,016 options to purchase the Company’s common stock at $1.713 per share to two officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $738,405 determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.57%.

On November 2, 2015, the Company issued an aggregate of 15,000 options to purchase the Company’s common stock at $6.24 per share to two officers, vesting over four years on each anniversary and exercisable over 10 years. The aggregate fair value of $23,512, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.93%.

The fair value of all options vesting during the year ended December 31, 2015 and 2014 of $1,156,435 and $537,606, respectively, was charged to current period operations.

As of December 31, 2015, the Company had approximately $473,898 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 1.0 year.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Warrants

A summary of common stock purchase warrants at December 31, 2015 and activity during the years ended December 31, 2015 and 2014 is presented below:

	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2014	118,134		$220.00	6.3
Issued	57,582		$20.00	8.2
Exercised	(11,918)		$10.00
Expired	(13,178)		$80.00
Outstanding at December 31, 2014	150,620		$170.00	6.6
Issued	2,072		$19.98	8.18
Exercised	-	$
Expired	(13,325)		$24.00
Outstanding at December 31, 2015	139,367		$182.26	6.3
Exercisable at December 31, 2015	133,822		$99.98	6.3

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2015:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.8	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	6.1	$24.52	27,743	$24.72
	$30.01 – $40.00	628	1.6	$40.00	628	$40.00
	$40.01 - $50.00	6,253	3.1	$48.36	4,253	$48.49
	$50.01 – $60.00	543	1.9	$60.00	543	$60.00
$	>60.00	8,092	4.2	$2,823.67	6,547	$1,675.28
		139,367	6.3	$182.26	133,822	$99.98

In conjunction with the authorized issuance of common stock, the Company issued 41,582 common stock purchase warrants during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 8,000 warrants in connection with a revenue share venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016 (term of agreement). During the year ended December 31, 2014, the Company charged $103,238 to current period operations.

During the year ended December 31, 2014, the Company issued an aggregate of 4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017. During the year ended December 31, 2014, the Company charged $32,878 to current period operations for the vesting portion.

During the year ended December 31, 2014, the Company issued an aggregate of 4,000 warrants in connection with the termination of a revenue share agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015. During the year ended December 31, 2014, the Company charged $54,146 to current period operations.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

On November 3, 2014, the Company extended an aggregate of 13,064 expiring warrants previously issued to the Company’s board of directors for additional three years. The aggregate change in fair value of $148,517, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 152.87% and Risk free rate: 0.96% was charged to current period operations.

In conjunction with the authorized issuance of common stock, the Company issued 1,444 common stock purchase warrants during the year ended December 31, 2015. The warrants are exercisable at an exercise price of approximately $11.27 per share for ten years.

During the year ended December 31, 2015, the Company issued  628 warrants in connection with the settlement of debt. The warrants are exercisable at $40.00 for three years. The fair value of $14,886, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 164.06% and Risk free rate: 0.87%.  In connection with the settlement, the Company recorded a gain of $10,221 in settlement of debt to current period operations.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into several operating lease agreements for facilities and equipment. Terms of certain lease arrangements include renewal options, escalation clauses, payment of executory costs such as real estate taxes, insurance and common area maintenance. The landlord has filed a security interest against the assets of the Company.

In July 2013, the Company amended its facility lease to extend the term of the lease until July 31, 2016. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2015 are as follows:

Year ending December 31,
2016	$43,830

Rent expense was $131,257 and $128,136 for the years ended December 31, 2015 and 2014, respectively.

Revenue Share Agreement

On March 10, 2014, the Company entered into a revenue sharing agreement (the Agreement) with Global Stem Cells, Group, LLC and its subsidiaries whereby both parties will participate in marketing for obtaining patients and provide physician training for stem cell treatments under the names of “Regenestem” and “Stem Cell Training,” respectively. In addition, each party will be responsible for selling equipment and kit to existing and previous customers. Profits are divided on a fifty/fifty basis with distribution within 10 days of the accounting for patients and physician training and 30 day with sales of equipment and kits. In November 2014, the Company terminated the Agreement.

In consideration of Global Stem Cell Group, LLC’s participation, the Company issued an aggregate of 8,000 warrants to purchase the Company’s common stock for four years at $21.70 per share with 2,000 warrants vesting 90 days from the effective date, 2,000 vesting on each anniversary date for three years. At termination of the revenue share agreement, the Company issued an aggregate of 4,000 warrants to purchase the Company’s common stock. During the year ended December 31, 2014, the Company charged $54,146 to current period operations. Because of the termination of the agreement during 2014, all services were considered final and rendered and the fair value of all 12,000 warrants issued under this agreement were recognized during 2014.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

William Beaumont Hospital

In June 2000, the Company entered into an agreement with William Beaumont Hospital, or WBH, pursuant to which WBH granted to the Company worldwide, exclusive, non-sublicenseable license to two U.S. method patents covering the inducement of human adult myocardial cell proliferation in vitro, or the WBH IP. The term of the agreement is for the life of the patents, which expire in 2015. The Company did not use this license in any of our technologies. The Company had not made any payments to WBH other than the initial payment to acquire the license. The Company has received confirmation from WBH that it has no obligation under the patent license agreement and WBH agreed to terminate the patent license agreement. (See Note 5)

Accordingly, the Company has recognized approximately $2,122,130 in settlement of debt which represents the accumulative accrual and related interest from past years under the 2000 patent license agreement during 2014.

Employment agreements

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Mike Tomas, Chief Executive Officer, at $525,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors will grant Mr. Tomas options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $500,000 and options to acquire 10,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form a six month promissory note.  On November 2, 2015, the Company granted Mr. Tomas  - 291,885 options to acquire the Company’s stock with an exercise price of $1.713 per share, vesting immediately and expiring  ten years from the date of issuance.

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Kristin Comella, Chief Scientific Officer, at $250,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors will grant Ms. Comella options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $300,000 and options to acquire 5,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form a six month promissory note. On November 2, 2015, the Company granted Ms. Comella 175,131 options to acquire the Company’s stock with an exercise price of $1.713 per share, vesting immediately and expiring  ten years from the date of issuance

Litigation

On March 19 2015, the Company settled a prospective dispute with a third party over the use of proprietary information through the issuance of 6,650 shares of common stock. (See Note 11)

On November 10, 2014, the Company was served with a lawsuit by an alleged assignee and a guarantor to a Loan Guarantee, Payment and Security Agreement. These parties claim breach of that Agreement and damages of approximately $2.3 Million plus interest. The assignor and assignee also sued the Company’s directors and two past directors and an affiliate shareholder for breach of fiduciary duty, claiming damages as alleged creditors arising out of these parties’ alleged participation in Northstar Biotech Group, LLC, a secured creditor of the Company. On June 1, 2015, the Company settled the lawsuit. As part of the settlement, the Company recorded a gain of $1,169,058. The Company provided a note to the original guarantor in the amount of $1,697,762, to be paid over a five year period with a 0% interest rate.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically  Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically  Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. Both matters are  ongoing and the Company intends to defend the matters rigorously. In the event, if ever, of a settlement or loss, management believes that any loss related to the claims will be covered by their insurance policy and that there is no indication that the insurance company will dispute any claim, if ever required.

The Company is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2015, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2015	2014
Income taxes using U.S. federal statutory rate	$(575,971)	$(766,194)
State income taxes, net of federal benefit	(47,571)	(90,051)
Return to Provision adjustments	116,025	-
Stock Option Expirations	-	66,043
Net Operating Loss adjustments	-	(144,824)
Nontaxable Gain on Derivative Instrument	8,101	933,477
Change in Valuation Allowance	493,123	1,549
Other	6,293	-
	$-	$—

At December 31, 2015, the significant components of the deferred tax assets (liabilities) are summarized below:

	2015	2014
Deferred tax assets:
Stock Based Compensation	$5,099,422	$4,794,777
Net Operating Losses	36,323,004	36,117,831
Other	24,774	41,469
Total deferred tax assets	41,447,200	40,954,077

Deferred tax liabilities:	-	—
Total deferred tax liabilities	-	—
Valuation allowance	41,447,200	40,954,077
Net deferred tax assets	$-	$—

As of December 31, 2015 and December 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $96.5 million and $95.8 million, respectively, which expire at various dates from 2020 through 2035. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $97.5 million and $95.8 million, respectively, which expire at various dates from 2020 through 2035.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

As of December 31, 2015 or 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 8 and 10. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 8 and 10 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2015, in the amount of $423,927 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015:

	Warrant Liability	Debt Derivative
Balance, December 31, 2013	$146,855	$256,956
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,443,708
Initial fair value of derivative relating to reset warrants	—	—
Mark-to-market at December 31, 2014:	3,065	(429,018)
Transfers out of Level 3 upon increase in authorized shares	—	—
Transfers out of Level 3 upon conversion and settlement of notes	—	(680,295)
Balance, December 31, 2014	$149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,097,379
Mark-to-market at December 31, 2015:	(137,711)	122,616
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(1,399,628)
Balance, December 31, 2015	$12,209	$411,718
Net gain (loss) for the period included in earnings relating to the liabilities held at December 31, 2015	$137,711	$(122,616)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 22% from December 31, 2014 to December 31, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Decreases in expected volatility would generally result in a lower fair value measurement. A 10 percent change in pricing inputs and changes in volatilities and correlation factors would result in less than a $70,000 change in our Level 3 fair value.

NOTE 16 — SUBSEQUENT EVENTS

Seaside Bank loan renewal

On January 11, 2016, the Company renewed the loan with Seaside National Bank and Trust extend the maturity date to January 11, 2018, all other terms and conditions remain unchanged. (see Note 8)

Office lease renewal

On February 4, 2016, the Company extended its facility lease to extend the term of the lease until August 31, 2019 at a monthly base rent of $7,306 plus a pro rata share of landlord’s operating expenses In Connection with the renewal, the Company was required to pay $11,072 security deposit.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Approximate annual future minimum lease obligations under this non-cancelable facilities operating lease agreement as of December 31, 2015 are as follows:

Year ending December 31,
2016	$87,674
2017	87,674
2018	87,674
2019	58,450
Total	$321,472

Subsequent common stock issuances

In January, February and March 2016, the Company issued an aggregate of 625,352 shares of its common stock in settlement of $91,170 notes payable and $2,649 accrued interest; 16,753 shares for services of $13,110 and 14,606 shares in settlement of related party advances.

Subsequent financing

Magna Equities II, LLC

On December 3, 2015, the Company entered into a Securities Purchase Agreement with Magna Equities II, LLC for the sale of a 12% convertible note in the principal amount of $262,500 (the “Note”).  The Note was subsequently funded in February 2016 upon effectiveness of the Company’s registration statement (see below).

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on December 3, 2016. The Note is convertible into common stock, at Magna’s option, at the lower of i) 40% discount to the lowest sales price of the common stock during the 5 trading day period prior to conversion or ii) $0.70. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 140%, interest and any other amounts.

On December 12, 2014, the Company filed a Registration Statement on Form S-1 to register 341,718 shares of common issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500. The latter note was funded in February 2016.  The Registration Statement on Form S-1 was declared effective on February 12, 2016

Daniel James Management Inc.

On January 7, 2016, the Company entered into a Securities Purchase Agreement with Daniel James Management Inc., for the sale of a 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on January 7, 2017. The Note is convertible into common stock, at Daniel James Management Inc.’s option, at a 47% discount to the lowest daily closing trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.

Effective registration statement

On February 12, 2016, the Company’s filed registration statement became effective registering common shares issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500.

Related party transactions

In February 2016, the Company reimbursed Dr. Murphy, a member of the Company’s board of directors, $100,000 for a previous advance of $50,000 and settlement of accrued interest on related party notes payable.