Form 10-Q
period 2016-03-31
U.S. Stem Cell, Inc.
filed 2016-05-04
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-33718

U.S. STEM CELL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0945967
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

As of May 4, 2016, there were 5,042,656 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

U.S. STEM CELL, INC.

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,404	$58,372
Accounts receivable, net	48,756	35,032
Inventory	30,538	17,406
Prepaid and other	-	4,832
Total current assets	354,698	115,642

Property and equipment, net	12,960	14,172

Other assets
Investments	54,998	89,139
Deposits	10,160	10,160

Total assets	$432,816	$229,113

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $60,187 and $104,089 to related parties, respectively	$1,416,827	$1,503,501
Accrued expenses	754,110	726,751
Advances, related party	54,901	106,505
Deferred revenue	78,063	71,961
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $76,792 and $78,864 respectively	73,208	71,136
Notes payable, related party	1,691,454	1,727,022
Notes payable, net of debt discount of $348,593 and $249,205, respectively	726,723	608,502
Derivative liabilities	626,828	423,927
Total current liabilities	5,887,400	5,704,591

Long term debt:
Promissory note, long term portion, net of debt discount of $222,364 and $240,522, respectively	1,250,398	1,232,241
Notes payable, long term portion	983,448	983,727
Note payable, long term portion, related party	-	30,000
Total long term debt	2,233,846	2,245,968

Total liabilities	8,121,246	7,950,559

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 2,841,049 and 1,813,689 shares issued and 2,745,588 and 1,728,478 outstanding as of March 31, 2016 and December 31, 2015, respectively	2,841	1,814
Additional paid in capital	114,958,240	114,555,110
Treasury stock, 95,461 and 85,211 shares, respectively	(229,813)	(221,996)
Accumulated deficit	(122,439,698)	(122,076,374)
Total stockholders' deficit	(7,688,430)	(7,721,446)

Total liabilities and stockholders' deficit	$432,816	$229,113
See the accompanying notes to these condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Products	$501,425	$285,349
Services	209,521	204,208
Total revenue	710,946	489,557

Cost of sales	154,382	293,415

Gross profit	556,564	196,142

Cost and operating expenses:
Research and development	3,495	2,500
Marketing, general and administrative	565,806	999,987
Depreciation and amortization	1,213	1,301
Total operating expenses	570,514	1,003,788

Net loss from operations	(13,950)	(807,646)

Other income (expenses):
(Loss) gain on settlement of debt	(21,293)	59,430
Gain on disposal of equipment	500	-
Gain on change of fair value of derivative liability	14,506	122,724
Income from equity investment	15,859	3,966
Other income	2,456	3,151
Interest expense	(361,402)	(429,842)
Total other income (expenses)	(349,374)	(240,571)

Net loss before income taxes	(363,324)	(1,048,217)

Income taxes (benefit)	-	-

NET LOSS	$(363,324)	$(1,048,217)

Net loss per common share, basic and diluted	$(0.18)	$(1.67)

Weighted average number of common shares outstanding, basic and diluted	2,054,269	626,644

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2016
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2016	20,000,000	$20,000	1,813,689	$1,814	$114,555,110	$(221,996)	$(122,076,374)	$(7,721,446)
Common stock issued in settlement of accounts payable and accrued interest	-	-	16,753	17	15,664	-	-	15,681
Common stock issued in connection with settlement of other debt	-	-	996,001	996	310,200	-	-	311,196
Common stock issued in settlement of note payable, related party	-	-	14,606	14	6,558	-	-	6,572
Purchase of 10,250 shares of Company's common stock at average cost of $0.76 per share	-	-	-	-	-	(7,817)	-	(7,817)
Stock based compensation	-	-	-	-	70,708	-	-	70,708
Net loss	-	-	-	-	-	-	(363,324)	(363,324)
Balance, March 31, 2016	20,000,000	$20,000	2,841,049	$2,841	$114,958,240	$(229,813)	$(122,439,698)	$(7,688,430)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(363,324)	$(1,048,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	1,301
Bad debt expense	21,816	-
Discount on convertible debt	207,177	231,795
Change in fair value of derivative liability	(14,506)	(122,724)
Loss (gain) on settlement of debt	21,293	(59,430)
Gain on sale of equipment	(500)	-
Common stock issued in settlement of litigation	-	59,850
Non cash payment of interest	77,895	88,578
Income on equity investments	(15,859)	(3,966)
Stock based compensation	70,708	194,936
(Increase) decrease in:
Receivables	(35,540)	16,920
Inventory	(13,132)	-
Prepaid and other current assets	4,832	8,997
Increase (decrease) in:
Accounts payable	(62,869)	114,452
Accrued expenses	32,621	94,024
Deferred revenue	6,102	39,233
Net cash used in operating activities	(62,073)	(384,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	50,000	(5,000)
Proceeds from sale of property and equipment	500	-
Purchase of treasury stock	(7,817)	-
Acquisitions of property and equipment	-	(894)
Net cash provided by (used in) investing activities	42,683	(5,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	299,848
Proceeds from notes payable	407,896	180,000
Repayments of related party advances, net	(35,000)	-
Repayments of related party notes	(65,568)	-
Repayments of notes payable	(70,906)	(55,403)
Net cash provided in financing activities	236,422	424,445

Net increase in cash and cash equivalents	217,032	34,300

Cash and cash equivalents, beginning of period	58,372	36,674
Cash and cash equivalents, end of period	$275,404	$70,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,364	$108,471
Income taxes paid	$-	$-

Non-cash financing activities:
Common stock issued in settlement of notes payable	$120,445	$231,727
Common stock issued in settlement of accounts payable	$5,953	$41,782
Common stock issued in settlement of note payable, related party	$10,000	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of U.S. Stem Cell, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed financial statements should be read in conjunction with the December 31, 2015 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

Revenues for kits and equipment sold are not recorded until kits and equipment are shipped. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

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

At March 31, 2016 and December 31, 2015, the Company had deferred revenues of $78,063 and $71,961, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2016 and December 31, 2015, allowance for doubtful accounts was $21,816 and $-0-, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the periods presented, there were no inventory write-downs.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

Investments

The Company has adopted Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent ownership of U.S. Stem Cell Clinic, LLC utilizing the equity method of accounting. (See Note 3)

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of March 31, 2016, there were outstanding stock options to purchase 555,815 shares of common stock, 511,655 shares of which were vested.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 1,000-for-1 reverse stock split, which was effective  in the market on November 5, 2015 (Note 9). Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2016	March 31, 2015
Convertible debt	7,822,689	107,163
Series A convertible preferred stock	20,000,000	20,000,000
Options to purchase common stock	555,815	73,900
Warrants to purchase common stock	139,334	150,775
Totals	28,517,838	20,331,838

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

As of March 31, 2016, four customers represented 25%, 18%, 18% and 11%, respectively, representing an aggregate of 77% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively, representing, an aggregate of 66%, of the Company’s accounts receivable.

For the three months ended March 31, 2015, the Company’s revenues earned from the sale of products and services were $710,946, of which one customer represented 12% of the Company’s revenues. For the three months ended March 31, 2015, the Company’s revenues earned from the sale of products and services were $489,557, of which no customers represented 10% or more of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $3,495 and $2,500 for the three months ended March 31, 2016 and 2015, respectively.

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

At March 31, 2016 and December 31, 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 8).

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Recent Accounting Pronouncements

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2016, the Company incurred net losses of $363,324 and used $62,073 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2015 and 2016 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2016 and beyond as it develops it business model. The Company has stockholders' deficiencies at March 31, 2016 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC of $15,859 and $3,966 for the three months ended March 31, 2016 and 2015, respectively, (inception to date income of $45,284) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the three months ended March 31, 2016, the Company received a distribution of $50,000 from U.S. Stem Cell Clinic, LLC.  The carrying value of the investment at March 31, 2016 was $54,998.

At March 31, 2016 and December 31, 2015, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $12,842 and $5,946; revenues earned from sales to U.S. Stem Clinic, LLC for the three months ended March 31, 2016 and 2015 were $83,518 and $24,416, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015
Laboratory and medical equipment	$329,638	$353,253
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	48,788	48,788
Leasehold improvements	362,046	362,046
	870,882	894,497
Less accumulated depreciation and amortization	(857,922)	(880,325)
	$12,960	$14,172

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.  During the three months ended March 31, 2016, the Company sold fully depreciated equipment for net proceeds (and gain) of $500.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$86,311	$64,199
Interest payable on notes payable	503,256	467,664
Vendor accruals and other	146,451	147,244
Employee commissions, compensation, etc.	18,092	47,644
	$754,110	$726,751

During the three months ended March 31, 2016, the Company issued an aggregate of 16,753 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $14,729 net gain in settlement of debt.

NOTE 6 — NOTES PAYABLE

Promissory notes payable were comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Daniel James Management notes payable	100,000	75,000
Fourth Man, LLC notes payable	50,000	77,450
Magna Group notes payable	344,505	125,000
Power Up Lending Group notes payable	270,743	194,235
Equipment finance lease	4,285	4,777
Total notes payable	2,134,505	1,841,434
Less unamortized debt discount	(424,334)	(249,205)
Total notes payable net of unamortized debt discount	1,710,171	1,592,229
Less current portion	(726,723)	(608,502)
Long term portion	$983,448	$983,727

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

Hunton & Williams Notes

At March 31, 2016 and December 31, 2015, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Daniel James Management (during this period)

2016 Notes

During the three months ended March 31, 2016, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $75,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the three months ended March 31, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due March 9, 2017. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (see Note 8).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at March 31, 2016 was $113,510. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $139,691 of the embedded derivatives.

During the three months ended March 31, 2016, $50,000 of promissory notes plus accrued interest that were outstanding at December 31, 2015 were converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate promissory notes to Daniel unconverted principle balance as of March 31, 2016 was $100,000.

Fourth Man (during this period)

During the three months ended March 31, 2016, $27,450 of promissory notes plus accrued interest that were outstanding at December 31, 2015 were converted into shares of the Company’s common stock. (See Note 9).

Magna Group (during this period)

2015 Note

On December 3, 2015, the Company entered into a Securities Purchase Agreement with Magna Equities II, LLC (“Magna”) for the sale of a 12% convertible promissory note in the principal amount of $262,500 (the “Note”).  The Note was subsequently funded in February 2016 upon effectiveness of the Company’s registration statement (see below). Proceeds from the note was $250,000 (less an original issue discount of 5% or $12,500).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

On December 12, 2014, the Company filed a Registration Statement on Form S-1 to register 341,718 shares of common issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500. The latter note was funded in February 2016.  The Registration Statement on Form S-1 was declared effective on February 12, 2016

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Notes to Magna and to fair value as of each subsequent reporting date which at March 31, 2016 was $270,792. At the inception of the Notes, the Company determined the aggregate fair value of $263,204 of the embedded derivatives.

During the three months ended March 31, 2016, $42,995 of the 2015 note was converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate Magna Group promissory notes unconverted principle balance as of March 31, 2016 was $344,505.

PowerUp Lending Group, Ltd (during this period)

On March 23, 2016, the Company entered into a revenue based factoring agreement and received an aggregate of $200,000 (less origination fees of $1,650) in exchange for $276,000 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreements, the Company is required to make daily payments equal to $1,314  for 210 business days.  The Company received net proceeds of $82,896 along with cancellation of the previous revenue based factoring agreement issued in 2015.  In connection with the cancellation of the December 2015 revenue based factoring agreements, the Company incurred a loss in settlement of debt of $39,449.  The remaining principle balance of the PowerUp Lending Group promissory notes payable at March 31, 2016 is $270,743.

At March 31, 2016, the Company has recorded interest expense in the amount of $1,909 under the terms of the agreement. The remaining unamortized debt discount at March 31, 2016 is $75,741.

Promissory note

On June 1, 2015, the Company issued an amended and restated promissory note of $1,697,762 in settlement of the $1,500,000 outstanding subordinated debt, related accrued interest of $373,469 and accumulated and unpaid guarantor fees of $624,737.

The note is unsecured and non-interest bearing with four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining unpaid balance due June 1, 2020.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three months  ended March 31, 2016, the Company amortized $20,229 of debt discounts to current period operations as interest expense.  The unamortized debt discount at March 31, 2016 is $299,156.

Summary:

The Company has identified the embedded derivatives related to the Daniel and Magna promissory notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at March 31, 2016 was $384,301.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The fair value of the embedded derivatives at issuance of the Daniel and Magna promissory notes, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.42% to 185.15%, (3) weighted average risk-free interest rate of 0.53% to 0.69%, (4) expected lives of 0.79 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.24 to $0.9342 per share.

The initial fair value of the embedded debt derivative of $402,895 was allocated as a debt discount up to the proceeds of the notes ($325,000) with the remainder ($77,895) charged to current period operations as interest expense. For the three months ended March 31, 2016, the Company amortized an aggregate of $186,948 of debt discounts to current period operations as interest expense, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2016 and December 31, 2015, the Company’s officers and directors have provided advances in the aggregate of $54,901 and $106,505 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On February 12, 2016, the Company issued 14,606 shares of its common stock in settlement of $10,000 of the outstanding advances due.  In connection with the settlement, the Company realized a net gain on settlement of debt of $3,427.

Notes payable-related party

Northstar Biotechnology Group, LLC

On February 29, 2012, a promissory note issued to BlueCrest Master Fund Limited was assigned to Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267 the (“Note”).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

As of March 31, 2016 and December 31, 2015, the principal of this note was $262,000.

Officer and Director Notes

	March 31, 2016	December 31, 2015
Note payable, Beverly Murphy	50,000	50,000
Note payable, Mr. Tomas	216,682	252,250
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	287,772	287,772
Total	$1,429,454	$1,465,022

Note payable, Ms. Murphy

At March 31, 2016 and December 31, 2015, the Company has outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the three months ended March 31, 2016, the Company paid off $35,568 of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2016 is $216,682.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principal outstanding balance of this note as of March 31, 2016 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principal outstanding balance of this note as of March 31, 2016 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the years ended December 31, 2015 and 2014, the Company paid off an aggregate of $12,228 of the outstanding promissory note. The principal outstanding balance of this promissory note as of March 31, 2016 is $287,772.

Transactions with Pavillion

During the three months ended March 31, 2016 and 2015, the Company purchased $-0- and $91,794 of lab kits from Pavillion, Inc., respectively, a related party whose owner is related to an officer of the Company. As of March 31, 2016 and December 31, 2015, the Company had $47,506 and $74,793, respectively, in accounts payable owed to Pavillion.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 8 — DERIVATIVE LIABILITIES

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 7 above, the Company issued an aggregate of 15,000 common stock purchase warrants to purchase the Company’s common stock with an exercise price of $14.00 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At March 31, 2016, the fair value of the reset provision related to the embedded derivative liability of $1,555 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 183.53%; risk free rate: 1.54%; and expected life: 6.50 years. The Company recorded a gain on change in derivative liabilities of $10,654 during the three months ended March 31, 2016.

Convertible notes

In 2015 and the three months ended March 31, 2016, the Company issued convertible promissory notes (see Note 6 above).

These promissory notes are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these promissory notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives at March 31, 2016, in the amount of $625,273, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 183.53%, (3) weighted average risk-free interest rate of 0.21% to 0.59%, (4) expected lives of 0.34 to 0.94 years, and (5) estimated fair value of the Company’s common stock of $0.12 per share. The Company recorded a gain on change in derivative liabilities of $3,852 during the three months ended March 31, 2016.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY

Common stock

During the three months ended March 31, 2016, the Company issued an aggregate of 996,001 shares of its common stock for the conversion of $125,708 of promissory notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $185,488 (see Note 12).

During the three months ended March 31, 2016, the Company purchased 10,250 shares of the Company’s common stock in the open market at an average cost of $0.76 per share.

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

A summary of options at March 31, 2016 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2015	66,933	$56.00	8.9
Granted	489,116	$1.98	10.00
Exercised	—
Forfeited/Expired	(229)	$5,103.28
Options outstanding at December 31, 2015	555,820	$6.43	9.6
Granted	—
Exercised	—
Forfeited/Expired	(5)	$4,674.36
Options outstanding at March 31, 2016	555,815	$6.38	9.4
Options exercisable at March 31, 2016	511,655	$5.56	9.4
Available for grant at March 31, 2016	7,383,070

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The following information applies to options outstanding and exercisable at March 31, 2016:

		Options Outstanding			Options Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	$0.00 – $20.00	534,706	9.4	$3.31	501,682	$2.72
	$20.01 – $30.00	19,849	8.3	$26.96	8,713	$26.94
	$30.01 – $100.00	300	5.4	$70.00	300	$70.00
$	>100.00	960	3.8	$1,270.73	960	$1,270.73
		555,815	9.4	$6.39	511,655	$5.56

The fair value of all options vesting during the three months ended March 31, 2016 and 2015 of $71,092 and $196,966, respectively, was charged to current period operations.

As of March 31, 2016, the Company had approximately $402,807 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 0.93 years.

Warrants

A summary of common stock purchase warrants at March 31, 2016 and activity during the three months ended March 31, 2016 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	150,620	$170.00	6.6
Issued	2,072	$19.98	8.18
Exercised	-
Expired	(13,325)	$24.00
Outstanding at December 31, 2015	139,367	$182.26	6.3
Issued	-
Exercised	-
Expired	(33)	$7,690.00
Outstanding at March 31, 2016	139,334	$180.48	6.0
Exercisable at March 31, 2016	134,789	$97.54	6.0

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The following information applies to common stock purchase warrants outstanding and exercisable at March 31, 2016:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.5	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	5.8	$24.52	28,743	$24.62
	$30.01 – $40.00	628	1.4	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.9	$48.36	4,253	$48.49
	$50.01 – $60.00	543	1.7	$60.00	543	$60.00
$	> 60.00	8,059	3.9	$2,803.74	6,514	$1,644.81
		139,334	6.0	$180.48	134,789	$97.54

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

On February 4, 2016, the Company amended its facility lease to extend the term of the lease until August 31, 2019. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of March 31, 2016 are as follows:

Period ending December 31,
2016 (nine months)	$65,756
2017	87,674
2018	87,674
2019	58,448
Total	$299,552

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically  Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically  Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the three months ended March 31, 2016, both matters are expected to settle by the Company’s insurance policy with no additional cost to the Company.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2016. (See Subsequent events-Note 13)

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S Stem Cell, Inc. demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  The Company’s position is the lawsuit is without merit and intends to dispute the claim vigorously.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

As of March 31, 2016 or December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 6 and 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 6 and 8 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2016, in the amount of $626,828 has a level 3 classification.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016:

	Warrant Liability	Debt Derivative
Balance, December 31, 2014	149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,097,379
Mark-to-market at December 31, 2015:	(137,711)	122,616
Transfers out of Level 3 upon conversion and settlement of notes	—	(1,399,628)
Balance, December 31, 2015	12,209	411,718
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	402,895
Mark-to-market at March 31, 2016:	(10,654)	(3,852)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(185,488)
Balance, March 31, 2016	$1,555	$625,273
Net gain for the period included in earnings relating to the liabilities held at March 31, 2016	$10,654	$3,852

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 86% from December 31, 2015 to March 31, 2016. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent financing

On April 22, 2016, the Company entered into a Securities Purchase Agreement with Fourth Man, Inc., for the sale of a 9.5% convertible note in the principal amount of $25,000 (the “Note”).

The Note bears interest at the rate of 9.5% per annum. All interest and principal must be repaid on April 21, 2017. The Note is convertible into common stock, at Fourth Man, Inc.’s option, at a 49% discount to the lowest daily closing trading price of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 150%, interest and any other amounts.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

Subsequent common stock issuances

In April 2016, the Company issued an aggregate of 1,558,191 shares of its common stock in settlement of $58,202 notes payable, 678,449 shares for services and 57,778 shares for payment of $12,705 accrued interest on the Northstar debt.

Cancellation of treasury shares

On April 13, 2016, the Company returned  and cancelled 92,811 previously acquired shares of its common stock.  These shares were added back to the authorized availability.

Options

On April 18, 2016, the Company granted an aggregate of 150,000 options to acquire the Company’s common stock to key employees.  The Options are exercisable at $0.15402 per share vesting over four years and the grant date anniversary and expire ten years from issuance.

On April 18, 2016, the Company repriced an aggregate of 555,433 previously issued options with exercise prices from $1.71 to $7,688.83 per share to $0.15402 per share.  All other terms and conditions were unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 8, 2016, in connection with the audit of our annual financial statements as of December 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations Overview

We are a research and development company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected generate revenues until the later quarters of 2016, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Three Months Ended March 31, 2016 as compared to the Three Months Ended March 31, 2015

Revenues

We recognized revenues of $710,946 for the three months ended March 31, 2016, These revenues were, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $489,557 for the three months ended March 31, 2015 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales was $154,382 and $293,415 in the three month periods ended March 31, 2016 and 2015, respectively. Associated gross margins were $556,564 (78.3%) and $196,142 (40.0%) for the three months periods ended March 31, 2016 and 2015, respectively. In the latter part of 2015, we began construction our kits instead of acquiring from a third party, as such we contend that our margins have improved significantly over last year.  Additionally, less allocated salaries to cost of sales for the three month ended March 31, 2016 as compared to the same period last year.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $3,495 in the three month period ended  March 31, 2016, an increase of $995 from the research and development expenses of $2,500 in the three month period ended  March 31, 2015. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $565,806 for the three month period ended March 31, 2016 compared to $999,987 for the three month period ended March 31, 2015, a decrease of $434,181. The decrease in costs primarily due  to reduction of stock based compensation of $124,228 and a reduction in service providers and professional fees of $228,301.

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

(Loss) Gain on settlement of debt

During the three months ended March 31, 2016, we incurred a loss of $(21,293) primarily related to the refinancing of debt, net with gains on settlement of accounts payable and related party advances during the current period as compared to a net aggregate gain of $59,430 for the same period last year.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $14,506 and $122,724 on change in fair value of derivative liabilities for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense during the three months ended March 31, 2016 was $361,402 compared to $429,842 three months ended March 31, 2015. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2016 and 2015 was $285,072 and $320,373, respectively.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to  five hundred million shares of common stock for issuance. We currently have 7,383,070 available for future issuances.

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

Revenues for kits and equipment sold are not recorded until kits and equipment are shipped. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

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

Concentrations of Credit Risk

As of March 31, 2016, four customers represented 25%, 18%, 18% and 11% respectively , an aggregate of 77% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively , an aggregate of 66%, of the Company’s accounts receivable.

Liquidity and Capital Resources

In the three months ended March 31, 2016, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $62,073 in the three month period ended March 31, 2016 as compared to $384,251 of cash used in the three month period ended in March 31, 2015.

Our use of cash for operations in the three months ended March 31, 2016 reflected a net loss generated during the period of $363,324, adjusted for non-cash items such as stock-based compensation of $70,708, depreciation of $1,213, amortization of debt discounts of $207,177, loss on settlement of debt of $21,293 and non-cash interest expense of $77,895, net with gain on change in fair value of derivative liabilities of $14,506 net gain on sale of property and equipment of $500 and income from investments of $15,859. In addition we had a net increase in operating assets of $43,840 and an increase in accrued expenses of $32,621 and deferred revenue of $6,102; and a decrease in accounts payable of $62,869.

Investing Activities

Net cash provided by investing activities was $42,683 for the three months ended March 31, 2016 represented proceeds from our equity investment of $50,000 and $500 from sale of property and equipment, net with the purchase of treasury stock of $7,817 as compared to cash used in investing activities of $5,894 of cash used for the purchase of equipment for the same period of 2015.

Buy-Back Program

On January 13, 2015, we issued a press release announcing that our Board of Directors approved a share repurchase program authorizing us to repurchase outstanding common stock when beneficially prudent for our company and our shareholders. During the three months ended March 31, 2016, we have purchased an aggregate of 10,250 shares of our common stock pursuant to our share repurchase program. The share repurchase program authorizing us to repurchase outstanding common stock by our company and our directors has continued through the final quarter of 2016.

Financing Activities

Net cash provided by financing activities was an aggregate of $236,422 in the three month period ended March 31, 2016 as compared to $424,445 in the three month period ended in March 31, 2015. In the three month period ended March 31, 2016 we received proceeds from issuance of note payable of $407,896 net with repayments of notes payable of $70,906 and $100,568 related party advances and notes.

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

At March 31, 2016, we had cash and cash equivalents totaling $275,404. However our working capital deficit as of such date was approximately $5.5 million. Our independent registered public accounting firm has issued its report dated March 8, 2016 in connection with the audit of our financial statements as of December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended March 31, 2016 addresses the issue of our ability to continue as a going concern.

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

Based on their evaluation, as of March 31, 2016, our management has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically  Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically  Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the three months ended March 31, 2016, both matters are expected to settle by the Company’s insurance policy with no additional cost to the Company.

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S Stem Cell, Inc. demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  The Company’s position is the lawsuit is without merit and intends to dispute the claim vigorously.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2016.

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
31.01
Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01
Certifications of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.
(36)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(38)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: May 4, 2016	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer