Form 10-Q
period 2016-06-30
U.S. Stem Cell, Inc.
filed 2016-08-02
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016 OR
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

As of August 2, 2016, there were 14,450,459 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,836	$58,372
Accounts receivable, net	41,624	35,032
Inventory	33,715	17,406
Prepaid and other	-	4,832
Total current assets	206,175	115,642

Property and equipment, net	11,747	14,172

Other assets
Investments	55,337	89,139
Deposits	10,160	10,160

Total assets	$283,419	$229,113

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $67,395 and $104,089 to related parties, respectively	$1,334,593	$1,503,501
Accrued expenses	799,063	726,751
Advances, related party	104,901	106,505
Deferred revenue	89,318	71,961
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $74,922 and $78,864 respectively	75,078	71,136
Notes payable, related party	1,675,258	1,727,022
Notes payable, net of debt discount of $227,017 and $249,205, respectively	708,964	608,502
Derivative liabilities	481,964	423,927
Total current liabilities	5,734,425	5,704,591

Long term debt:
Promissory note, long term portion, net of debt discount of $204,303 and $240,521, respectively	1,193,459	1,232,241
Notes payable, long term portion	983,068	983,727
Note payable, long term portion, related party	-	30,000
Total long term debt	2,176,527	2,245,968

Total liabilities	7,910,952	7,950,559

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 8,861,334 and 1,813,689 shares issued and 8,861,334 and 1,728,478 outstanding as of June 30, 2016 and December 31, 2015, respectively	8,861	1,814
Additional paid in capital	115,136,210	114,555,110
Treasury stock, 85,211 shares	-	(221,996)
Accumulated deficit	(122,792,604)	(122,076,374)
Total stockholders' deficit	(7,627,533)	(7,721,446)

Total liabilities and stockholders' deficit	$283,419	$229,113

See the accompanying notes to these condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$364,910	$342,773	$866,335	$628,122
Services	313,312	222,534	522,833	426,742
Total revenue	678,222	565,307	1,389,168	1,054,864

Cost of sales	235,372	306,266	389,754	548,678

Gross profit	442,850	259,041	999,414	506,186

Cost and operating expenses:
Research and development	3,971	6,751	7,466	8,006
Marketing, general and administrative	696,680	731,196	1,262,486	1,783,431
Depreciation and amortization	1,212	1,318	2,425	2,619
Total operating expenses	701,863	739,265	1,272,377	1,794,056

Net loss from operations	(259,013)	(480,224)	(272,963)	(1,287,870)

Other income (expenses):
Gain on settlement of debt	94,107	1,979,180	72,814	2,038,610
Gain on disposal of equipment	-	-	500	-
Gain (loss) on change of fair value of derivative liability	128,889	(236,455)	143,395	(113,731)
Income from equity investment	15,339	8,343	31,198	12,309
Other income	22,285	-	24,741	3,151
Interest expense	(354,513)	(384,250)	(715,915)	(814,092)
Total other income (expenses)	(93,893)	1,366,818	(443,267)	1,126,247

Net (loss) income before income taxes	(352,906)	886,594	(716,230)	(161,623)

Income taxes (benefit)	-	-	-	-

NET (LOSS) INCOME	$(352,906)	$886,594	$(716,230)	$(161,623)

Net (loss) income per common share, basic	$(0.06)	$1.20	$(0.19)	$(0.24)

Net (loss) income per common share, diluted	$(0.06)	$0.95	$(0.19)	$(0.24)

Weighted average number of common shares outstanding, basic	5,436,897	741,091	3,745,583	684,184

Weighted average number of common shares outstanding, diluted	5,436,897	936,144	3,745,583	684,184

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2016
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2016	20,000,000	$20,000	1,813,689	$1,814	$114,555,110	$(221,996)	$(122,076,374)	$(7,721,446)
Common stock issued in settlement of accounts payable and accrued interest	-	-	767,980	768	92,451	-	-	93,219
Common stock issued in connection with settlement of other debt	-	-	6,360,520	6,360	569,452	-	-	575,812
Common stock issued in settlement of note payable, related party	-	-	14,606	14	6,558	-	-	6,572
Purchase of 10,250 shares of Company's common stock at average cost of $0.76 per share	-	-	-	-	-	(7,817)	-	(7,817)
Treasury shares canceled and returned to authorized	-	-	(95,461)	(95)	(229,718)	229,813	-	-
Change in fair value of repriced employee stock options	-	-	-	-	934	-	-	934
Stock based compensation	-	-	-	-	141,423	-	-	141,423
Net loss	-	-	-	-	-	-	(716,230)	(716,230)
Balance, June 30, 2016	20,000,000	$20,000	8,861,334	$8,861	$115,136,210	$-	$(122,792,604)	$(7,627,533)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(716,230)	$(161,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,425	2,619
Bad debt expense	16,358	-
Discount on convertible debt	398,683	425,629
Change in fair value of derivative liability	(143,395)	113,731
Gain on settlement of debt	(72,814)	(2,038,610)
Gain on sale of equipment	(500)	-
Common stock issued in settlement of litigation	-	59,850
Non-cash payment of interest	150,330	188,303
Income on equity investments	(31,198)	(12,309)
Stock based compensation	141,423	269,301
Change in fair value of repriced employee options	934	-
(Increase) decrease in:
Receivables	(22,950)	(3,095)
Inventory	(16,309)	-
Prepaid and other current assets	4,832	7,472
Increase (decrease) in:
Accounts payable	13,836	242,956
Accrued expenses	91,622	221,950
Deferred revenue	17,357	37,100
Net cash used in operating activities	(165,596)	(646,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	65,000	(10,000)
Proceeds from sale of property and equipment	500	-
Purchase of treasury stock	(7,817)	(50,272)
Acquisitions of property and equipment	-	(894)
Net cash provided by (used in) investing activities	57,683	(61,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	533,945
Proceeds from notes payable	457,896	315,000
Net proceeds from related party advances	15,000	6,604
Repayments of related party notes	(81,764)	-
Repayments of notes payable	(210,755)	(90,797)
Net cash provided in financing activities	180,377	764,752

Net increase in cash and cash equivalents	72,464	56,860

Cash and cash equivalents, beginning of period	58,372	36,674
Cash and cash equivalents, end of period	$130,836	$93,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$31,683	$191,773
Income taxes paid	$-	$-

Non-cash financing activities:
Common stock issued in settlement of notes payable	$245,310	$388,259
Common stock issued in settlement of accounts payable	$93,219	$112,767
Common stock issued in settlement of note payable, related party	$10,000	$-
Common stock issued in settlement of guarantor fees	$-	$170,101
Promissory note issued in exchange for subordinated debt and accrued expenses	$-	$1,697,792

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed financial statements should be read in conjunction with the December 31, 2015 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

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

At June 30, 2016 and December 31, 2015, the Company had deferred revenues of $89,318 and $71,961, respectively.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2016 and December 31, 2015, allowance for doubtful accounts was $15,759 and $-0-, respectively.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2016, there were outstanding stock options to purchase 705,805 shares of common stock, 512,857 shares of which were vested.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 1,000-for-1 reverse stock split, which was effective in the market on November 5, 2015 (Note 9). Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended June 301, 2016 and for the six months ended June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2016	June 30, 2015
Convertible debt	47,867,390	195,053
Series A convertible preferred stock	20,000,000	20,000,000
Options to purchase common stock	705,805	73,900
Warrants to purchase common stock	139,334	141,684
Totals	68,712,529	20,410,637

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

As of June 30, 2016, four customers represented 25%, 16%, 13% and 11%, respectively, representing an aggregate of 65% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively, representing, an aggregate of 66%, of the Company’s accounts receivable.

For the three months ended June 30, 2016, the Company’s revenues earned from the sale of products and services were $678,222, of which one customer represented 6% of the Company’s revenues. For the three months ended June 30, 2015, the Company’s revenues earned from the sale of products and services were $565,307, of which two customers represented 5% and 6% of the Company’s revenues.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

For the six months ended June 30, 2016, the Company’s revenues earned from the sale of products and services were $1,427,146, of which one customer represented 11% of the Company’s revenues. For the six months ended June 30, 2015, the Company’s revenues earned from the sale of products and services were $1,054,864, of which two customers represented 6% and 7% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $3,971 and $7,466 for the three and six months ended June 30, 2016, respectively; and $6,751 and $8,006 for the three and six months ended June 30, 2015, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2016 and December 31, 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 8).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2016, the Company incurred net losses of $716,230 and used $165,596 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2015 and 2016 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2016 and beyond as it develops it business model. The Company has stockholders' deficiencies at June 30, 2016 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC of $15,339 and $31,198 for the three and six months ended June 30, 2016; and $8,343 and $12,309 for the three and six months ended June 30, 2015, respectively, (inception to date income of $60,623) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the six months ended June 30, 2016, the Company received a distribution of $65,000 from U.S. Stem Cell Clinic, LLC.  The carrying value of the investment at June 30, 2016 was $55,337.

At June 30, 2016 and December 31, 2015, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $10,893 and $5,946; revenues earned from sales to U.S. Stem Clinic, LLC for the three and six months ended June 30, 2016 were $77,333 and $160,851; and for the three and six months ended June 30, 2015 were $36,079 and $60,495, respectively.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
Laboratory and medical equipment	$329,638	$353,253
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	48,788	48,788
Leasehold improvements	362,046	362,046
	870,882	894,497
Less accumulated depreciation and amortization	(859,135)	(880,325)
	$11,747	$14,172

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.  During the six months ended June 30, 2016, the Company sold fully depreciated equipment for net proceeds (and gain) of $500.

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$108,776	$64,199
Interest payable on notes payable	538,997	467,664
Vendor accruals and other	146,429	147,244
Employee commissions, compensation, etc.	4,861	47,644
	$799,063	$726,751

During the six months ended June 30, 2016, the Company issued an aggregate of 767,980 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $112,242 net gain in settlement of debt.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 6 — NOTES PAYABLE

Promissory notes payable were comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Daniel James Management notes payable	81,425	75,000
Fourth Man, LLC notes payable	75,000	77,450
Magna Group notes payable	263,215	125,000
Power Up Lending Group notes payable	187,943	194,235
Equipment finance lease	4,179	4,777
Total notes payable	1,976,734	1,841,434
Less unamortized debt discount	(284,702)	(249,205)
Total notes payable net of unamortized debt discount	1,692,032	1,592,229
Less current portion	(708,964)	(608,502)
Long term portion	$983,068	$983,727

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

Hunton & Williams Notes

At June 30, 2016 and December 31, 2015, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Daniel James Management (during this period)

2016 Notes

During the six months ended June 30, 2016, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $75,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the six months ended June 30, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due March 9, 2017. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (see Note 8).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at June 30, 2016 was $99,823. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $139,691 of the embedded derivatives.

During the six months ended June 30, 2016, $68,575 of promissory notes plus accrued interest that were outstanding at December 31, 2015 were converted into shares of the Company’s common stock (see Note 9).

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

The remaining aggregate promissory notes to Daniel unconverted principle balance as of June 30, 2016 was $81,425.

Fourth Man (during this period)

During the six months ended June 30, 2016, the Company entered into Securities Purchase Agreements with Fourth Man, LLC (“Fourth Man”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $50,000 (the “Daniel Notes”).

The Fourth Man Notes bear interest at the rate of 9.5% per annum. As of the six months ended June 30, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due June 26, 2017. The Fourth Man Notes are convertible into common stock, at holder’s option, at a 49% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision. (see Note 8).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at June 30, 2016 was $76,052. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $122,435 of the embedded derivatives.

During the six months ended June 30, 2016, $52,450 of promissory notes plus accrued interest that were outstanding at December 31, 2015 were converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate promissory notes to Fourth Man unconverted principle balance as of June 30, 2016 was $75,000.

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

On December 12, 2014, the Company filed a Registration Statement on Form S-1 to register 341,718 shares of common issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500. The latter note was funded in February 2016.  The Registration Statement on Form S-1 was declared effective on February 12, 2016

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Notes to Magna and to fair value as of each subsequent reporting date which at June 30, 2016 was $229,518. At the inception of the Notes, the Company determined the aggregate fair value of $263,204 of the embedded derivatives.

During the six months ended June 30, 2016, $124,285 of the 2015 notes were converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate Magna Group promissory notes unconverted principle balance as of June 30, 2016 was $263,215.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

PowerUp Lending Group, Ltd (during this period)

On March 23, 2016, the Company entered into a revenue based factoring agreement and received an aggregate of $200,000 (less origination fees of $1,650) in exchange for $276,000 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreements, the Company is required to make daily payments equal to $1,314  for 210 business days.  The Company received net proceeds of $82,896 along with cancellation of the previous revenue based factoring agreement issued in 2015.  In connection with the cancellation of the December 2015 revenue based factoring agreements, the Company incurred a loss in settlement of debt of $39,449.  The remaining principle balance of the PowerUp Lending Group promissory notes payable at June 30, 2016 is $187,943.

At June 30, 2016, the Company has recorded interest expense in the amount of $31,421 under the terms of the agreements. The remaining unamortized debt discount at June 30, 2016 is $57,685.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and  six months  ended June 30, 2016, the Company amortized $19,931 and $40,160 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at June 30, 2016 is $279,225.

During 2016 the Company made principle payments of $75,000 on the promissory note.

Summary:

The Company has identified the embedded derivatives related to the Daniel, Fourth Man and Magna promissory notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at June 30, 2016 was $405,393.

The fair value of the embedded derivatives at issuance of the Daniel, Fourth Man and Magna promissory notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.42% to 197.15%, (3) weighted average risk-free interest rate of 0.45% to 0.69%, (4) expected lives of 0.79 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.016 to $0.9342 per share.

The initial fair value of the embedded debt derivative of $525,330 was allocated as a debt discount up to the proceeds of the notes ($375,000) with the remainder ($150,330) charged to current period operations as interest expense. For the three and six months ended June 30, 2016, the Company amortized an aggregate of $171,576 and $358,523 of debt discounts to current period operations as interest expense, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of June 30, 2016 and December 31, 2015, the Company’s officers and directors have provided advances in the aggregate of $104,901 and $106,505 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On February 12, 2016, the Company issued 14,606 shares of its common stock in settlement of $10,000 of the outstanding advances due.  In connection with the settlement, the Company realized a net gain on settlement of debt of $3,427.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

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

On April 7, 2016, the Company issued 57,778 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due April 1, 2016 per the forbearance agreement.

As of June 30, 2016 and December 31, 2015, the principal of this note was $262,000.

Officer and Director Notes

	June 30, 2016	December 31, 2015
Note payable, Beverly Murphy	50,000	50,000
Note payable, Mr. Tomas	200,486	252,250
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	287,772	287,772
Total	$1,413,258	$1,465,022

Note payable, Ms. Murphy

At June 30, 2016 and December 31, 2015, the Company has outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the six months ended June 30, 2016, the Company paid off $51,764 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2016 is $200,486.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principal outstanding balance of this note as of June 30, 2016 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principal outstanding balance of this note as of June 30, 2016 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the years ended December 31, 2015 and 2014, the Company paid off an aggregate of $12,228 of the outstanding promissory note. The principal outstanding balance of this promissory note as of June 30, 2016 is $287,772.

Transactions with Pavillion

During the three  and six months ended June 30, 2016, the Company purchased $-0-  of lab kits from Pavillion, Inc. and  a related party whose owner is related to an officer of the Company. During the three and six months ended June 30, 2015, the Company purchased $80,504 and $172,298 lab kits, respectively. As of June 30, 2016 and December 31, 2015, the Company had $64,395 and $74,793, respectively, in accounts payable owed to Pavillion.

On May 1, 2016, the Company entered into a consulting agreement with Pavillion.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the three and six months ended June 30, 2016, the Company has incurred $20,000 under the agreement.

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

At June 30, 2016, the fair value of the reset provision related to the embedded derivative liability of $192 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 197.12%; risk free rate: 1.29%; and expected life: 6.25 years. The Company recorded a gain on change in derivative liabilities of $1,393 and $12,017 during the three and six months ended June 30, 2016.

Convertible notes

In 2015 and the six months ended June 30, 2016, the Company issued convertible promissory notes (see Note 6 above).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

The fair value of the embedded derivatives at June 30, 2016, in the amount of $481,772, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 197.12%, (3) weighted average risk-free interest rate of 0.20% to 0.45%, (4) expected lives of 0.09 to 0.99 years, and (5) estimated fair value of the Company’s common stock of $0.0158 per share. The Company recorded a gain on change in derivative liabilities of $127,496 and $131,378 during the three and six months ended June 30, 2016.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common stock

During the six months ended June 30, 2016, the Company issued an aggregate of 6,360,520 shares of its common stock for the conversion of $251,915 of promissory notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $323,898 (see Note 12).

During the six months ended June 30, 2016, the Company purchased 10,250 shares of the Company’s common stock in the open market at an average cost of $0.76 per share.

During the six months ended June 30, 2016, the Company returned and canceled 92,811 shares of the Company’s common stock previously purchased (treasury shares)  at an average cost of $2.46 per share.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

A summary of options at June 30, 2016 and activity during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2015	66,933	$56.00	8.9
Granted	489,116	$1.98	10.0
Exercised	—
Forfeited/Expired	(229)	$5,103.28
Options outstanding at December 31, 2015	555,820	$6.43	9.6
Granted	150,000	$0.15	10.0
Exercised	—
Forfeited/Expired	(15)	$2,031.45
Options outstanding at June 30, 2016	705,805	$0.56	9.3
Options exercisable at June 30, 2016	512,857	$0.70	9.2
Available for grant at June 30, 2016	7,233,070

The following information applies to options outstanding and exercisable at June 30, 2016:

		Options Outstanding			Options Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

	$0.00 – $20.00	705,583	9.3	$0.16	512,635	$0.16
	$30.01 – $100.00	100	5.2	$70.00	100	$70.00
$	>100.00	122	3.4	$2,239.11	122	$2,239.11
		705,805	9.3	$0.56	512,857	$0.70

On April 18, 2016, the Company granted an aggregate 150,000 options to purchase the Company’s common stock at $0.15402 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $10,928, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 184.48% and Risk free rate: 1.54%.

On April 18, 2016, the Company repriced an aggregate of 555,433 previously issued options with exercise prices from $1.71 to $7,688.83 per share to $0.15402 per share.  All other terms and conditions were unchanged. The aggregate change in fair value of $934, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 184.48% and Risk free rate: 0.22% to 1.78%, was charged to current period operations.

The fair value of all options vesting during the three and six months ended June 30, 2016  of $70,714 and $141,806, respectively, was charged to current period operations.

The fair value of all options vesting during the three and six months ended June 30, 2015 of $75,275 and $272,241, respectively, was charged to current period operations.

As of June 30, 2016, the Company had approximately $359,346 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 0.88 years.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

Warrants

A summary of common stock purchase warrants at June 30, 2016 and activity during the six months ended June 30, 2016 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	150,620	$170.00	6.6
Issued	2,072	$19.98	8.18
Exercised	-
Expired	(13,325)	$24.00
Outstanding at December 31, 2015	139,367	$182.26	6.3
Issued	-
Exercised	-
Expired	(33)	$7,690.00
Outstanding at June 30, 2016	139,334	$180.48	5.8
Exercisable at June 30, 2016	135,789	$97.18	5.8

The following information applies to common stock purchase warrants outstanding and exercisable at June 30, 2016:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.3	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	5.6	$24.52	28,743	$24.62
	$30.01 – $40.00	628	1.1	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.6	$48.36	5,253	$48.41
	$50.01 – $60.00	543	1.4	$60.00	543	$60.00
$	>60.00	8,059	3.7	$2,803.74	6,514	$1,644.81
		139,334	5.8	$180.48	135,789	$97.184

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

On February 4, 2016, the Company amended its facility lease to extend the term of the lease until August 31, 2019. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of June 30, 2016 are as follows:

Period ending December 31,
2016 (six months)	$43,837
2017	87,674
2018	87,674
2019	58,448
Total	$277,633

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically  Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically  Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the six months ended June 30, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company.

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S Stem Cell, Inc. demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  The Company’s position is the lawsuit is without merit and intends to dispute the claim vigorously.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2016 other then described above.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

As of June 30, 2016 or December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2016, in the amount of $481,964 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016:

	Warrant Liability	Debt Derivative
Balance, December 31, 2014	149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,097,379
Mark-to-market at December 31, 2015:	(137,711)	122,616
Transfers out of Level 3 upon conversion and settlement of notes	—	(1,399,628)
Balance, December 31, 2015	12,209	411,718
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	525,330
Mark-to-market at June 30, 2016:	(12,017)	(131,378)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(323,898)
Balance, June 30, 2016	$192	$481,772
Net gain for the period included in earnings relating to the liabilities held at June 30, 2016	$12,017	$131,378

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 98% from December 31, 2015 to June 30, 2016. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent common stock issuances

In July 2016, the Company issued an aggregate of 4,937,430 shares of its common stock in settlement of $36,480 notes payable and $772 of accrued interest; and 651,695 shares for services.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 8, 2016, in connection with the audit of our annual financial statements as of December 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Three Months Ended June 30, 2016 as compared to the Three Months Ended June 30, 2015

Revenues

We recognized revenues of $678,222 for the three months ended June 30, 2016, These revenues were, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $565,307 for the three months ended June 30, 2015 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales was $235,372 and $306,266 in the three month periods ended June 30, 2016 and 2015, respectively. Associated gross margins were $442,850 (65.3%) and $259,041 (45.8%) for the three months periods ended June 30, 2016 and 2015, respectively. In the latter part of 2015, we began construction our kits instead of acquiring from a third party, as such we contend that our margins have improved significantly over last year.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $3,971 in the three month period ended June 30, 2016, a decrease of $2,780 from the research and development expenses of $6,751 in the three month period ended June 30, 2015. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $696,680 for the three month period ended June 30, 2016 compared to $731,196 for the three month period ended June 30, 2015, a decrease of $34,516. The decrease in costs primarily due  to reduction of stock based compensation.

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

 Gain on settlement of debt

During the three months ended June 30, 2016, we incurred a gain of $94,107 primarily related to the  settlement of accounts payable and related party advances during the current period as compared to a net aggregate gain of $1,979,180 for the same period last year.

During the three months ended June 30, 2015, we settled $1,585,862 in guarantor fees, accrued interest of $373,469, and an outstanding note payable of $1,500,000, for a net gain of $1,960,082. In addition, we incurred a gain of $19,098 in open accounts payable during the period.

 Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain (loss) of $128,889 and $(236,455)on change in fair value of derivative liabilities for the three months ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense during the three months ended June 30, 2016 was $354,513 compared to $384,250 for the three months ended June 30, 2015. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2016 and 2015 was $264,240 and $293,559, respectively.

Six Months Ended June 30, 2016 as compared to the Six Months Ended June 30, 2015

Revenues

We recognized revenues of $1,389,168 for the six months ended June 30, 2016, These revenues were, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,054,864 for the six months ended June 30, 2015 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales was $389,754 and $548,678 in the six month periods ended June 30, 2016 and 2015, respectively. Associated gross margins were $999,414 (71.9%) and $506,186 (48.0%) for the six months periods ended June 30, 2016 and 2015, respectively. In the latter part of 2015, we began construction our kits instead of acquiring from a third party, as such we contend that our margins have improved significantly over last year.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $7,466 in the six month period ended June 30, 2016, a decrease of $540 from the research and development expenses of $8,006 in the six month period ended June 30, 2015. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,262,486 for the six month period ended June 30, 2016 compared to $1,707,307 for the six month period ended June 30, 2015, a decrease of $441,821. The decrease in costs primarily due to the reduction of stock based compensation of $127,879 and reduction in professional and other service providers.

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

Gain on settlement of debt

During the six months ended June 30, 2016, we incurred a gain of $72,814 primarily related to primarily related to the refinancing of debt, net with the  settlement of accounts payable and related party advances during the current period as compared to a net aggregate gain of $2,038,610 for the same period last year.

During the six months ended June 30, 2015, we settled $1,585,862 in guarantor fees, accrued interest of $373,469 and an outstanding note payable of $1,500,000 for a net gain of $1,960,082. In addition, we incurred a gain of $78,528 in open accounts payable.

Gain (loss) on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain (loss) of $143,395 and $(113,731) on change in fair value of derivative liabilities for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense during the six months ended June 30, 2016 was $715,915 compared to $814,092 for the six months ended June 30, 2015. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2016 and 2015 was $549,013 and $613,932, respectively.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to  five hundred million shares of common stock for issuance. We currently have 7,233,070 available for future issuances.

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

Concentrations of Credit Risk

As of June 30, 2016, four customers represented 25%, 16%, 13% and 11%, respectively, representing an aggregate of 65% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively, representing, an aggregate of 66%, of the Company’s accounts receivable.

Liquidity and Capital Resources

In the six months ended June 30, 2016, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $165,596 in the six month period ended June 30, 2016 as compared to $646,726 of cash used in the six month period ended in June 30, 2015.

Our use of cash for operations in the six months ended June 30, 2016  reflected a net loss generated during the period of $716,230, adjusted for non-cash items such as stock-based compensation of $142,356, depreciation of $2,425, amortization of debt discounts of $398,683, and non-cash interest expense of $150,330, net with gain on settlement of debt of $72,814, gain on change in fair value of derivative liabilities of $143,395 net gain on sale of property and equipment of $500 and income from investments of $31,198. In addition we had a net increase in operating assets of $34,427 and an increase in accrued expenses of $91,622,accounts payable of $13,836 and in deferred revenue of $17,357.

Investing Activities

Net cash provided by investing activities was $57,683 for the six months ended June 30, 2016 represented proceeds from our equity investment of $65,000 and $500 from sale of property and equipment, net with the purchase of treasury stock of $7,817 as compared to cash used in investing activities of $61,166 of cash used for the purchase of equipment of $894, purchase of treasury stock of $50,272 and investments in US Stem Cell Clinic, LLC of $10,000 for the same period in  2015.

Buy-Back Program

On January 13, 2015, we issued a press release announcing that our Board of Directors approved a share repurchase program authorizing us to repurchase outstanding common stock when beneficially prudent for our company and our shareholders. During the six months ended June 30, 2016, we have purchased an aggregate of 10,250 shares of our common stock pursuant to our share repurchase program. The share repurchase program authorizing us to repurchase outstanding common stock by our company and our directors has continued through the final quarter of 2016.

Financing Activities

Net cash provided by financing activities was an aggregate of $180,377 in the six month period ended June 30, 2016 as compared to $764,752 in the six month period ended in June 30, 2015. In the six month period ended June 30, 2016 we received proceeds from issuance of note payable of $457,896 and $15,000 net related party advances,  net with repayments of notes payable of $210,755 and $81,764 related party advances and notes.

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

At June 30, 2016, we had cash and cash equivalents totaling $130,836. However our working capital deficit as of such date was approximately $5.5 million. Our independent registered public accounting firm has issued its report dated March 8, 2016 in connection with the audit of our financial statements as of December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended June 30, 2016 addresses the issue of our ability to continue as a going concern.

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

Based on their evaluation, as of June 30, 2016, our management has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically  Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically  Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the six months ended June 30, 2016, both matters are settled by the Company’s insurance policy with no additional cost to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2016

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

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012.
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012.
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012.
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013.
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.
(36)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(38)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: August 2, 2016	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer