Form 10-Q
period 2016-09-30
U.S. Stem Cell, Inc.
filed 2016-11-08
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016 OR
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

As of November 8, 2016, there were 59,573,684 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,991	$58,372
Accounts receivable, net	33,858	35,032
Inventory	40,414	17,406
Prepaid and other	-	4,832
Total current assets	320,263	115,642

Property and equipment, net	22,827	14,172

Other assets
Investments	60,066	89,139
Deposits	10,160	10,160

Total assets	$413,316	$229,113

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $93,932 and $104,089 to related parties, respectively	$1,362,832	$1,503,501
Accrued expenses	871,027	726,751
Advances, related party	104,901	106,505
Deferred revenue	98,699	71,961
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $73,032 and $78,864 respectively	76,968	71,136
Notes payable, related party	2,453,696	1,727,022
Notes payable, net of debt discount of $203,021 and $249,205, respectively	753,974	608,502
Derivative liabilities	772,108	423,927
Total current liabilities	6,959,491	5,704,591

Long term debt:
Promissory note, long term portion, net of debt discount of $186,687 and $240,522, respectively	1,211,075	1,232,241
Notes payable, long term portion	982,777	983,727
Note payable, long term portion, related party	-	30,000
Total long term debt	2,193,852	2,245,968

Total liabilities	9,153,343	7,950,559

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 29,213,395 and 1,813,689 shares issued and 29,213,395 and 1,728,478 outstanding as of September 30, 2016 and December 31, 2015, respectively	29,213	1,814
Additional paid in capital	115,683,769	114,555,110
Treasury stock, 85,211 shares	-	(221,996)
Accumulated deficit	(124,473,009)	(122,076,374)
Total stockholders' deficit	(8,740,027)	(7,721,446)

Total liabilities and stockholders' deficit	$413,316	$229,113
See the accompanying notes to these condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Products	$345,274	$321,129	$1,211,609	$949,251
Services	384,539	236,483	907,372	663,225
Total revenue	729,813	557,612	2,118,981	1,612,476

Cost of sales	332,522	243,940	722,276	841,511

Gross profit	397,291	313,672	1,396,705	770,965

Cost and operating expenses:
Research and development	1,847	12,764	9,313	39,696
Marketing, general and administrative	1,413,929	563,676	2,676,415	2,279,288
Depreciation and amortization	1,501	1,328	3,926	3,947
Total operating expenses	1,417,277	577,768	2,689,654	2,322,931

Net loss from operations	(1,019,986)	(264,096)	(1,292,949)	(1,551,966)

Other income (expenses):
(Loss) gain on settlement of debt	(23,133)	58,873	49,681	2,097,483
Gain on disposal of equipment	-	-	500	-
(Loss) gain on change of fair value of derivative liability	(413,217)	374,684	(269,822)	260,953
Income from equity investment	54,729	11,625	85,927	23,934
Other income	-	10,131	24,741	13,282
Interest expense	(278,798)	(312,576)	(994,713)	(1,126,668)
Total other income (expenses)	(660,419)	142,737	(1,103,686)	1,268,984

Net loss before income taxes	(1,680,405)	(121,359)	(2,396,635)	(282,982)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,680,405)	$(121,359)	$(2,396,635)	$(282,982)

Net loss per common share, basic and diluted	$(0.09)	$(0.15)	$(0.28)	$(0.38)

Weighted average number of common shares outstanding, basic and diluted	18,289,275	835,113	8,628,866	736,269
See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2016
(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2016	20,000,000	$20,000	1,813,689	$1,814	$114,555,110	$(221,996)	$(122,076,374)	$(7,721,446)
Common stock issued in settlement of accounts payable and accrued interest	-	-	1,419,675	1,420	102,096	-	-	103,516
Common stock issued in connection with settlement of other debt	-	-	26,060,886	26,060	919,358	-	-	945,418
Common stock issued in settlement of advances, related party	-	-	14,606	14	6,558	-	-	6,572
Purchase of 10,250 shares of Company's common stock at average cost of $0.76 per share	-	-	-	-	-	(7,817)	-	(7,817)
Treasury shares canceled and returned to authorized	-	-	(95,461)	(95)	(229,718)	229,813	-	-
Change in fair value of repriced employee stock options	-	-	-	-	934	-	-	934
Stock based compensation	-	-	-	-	329,431	-	-	329,431
Net loss	-	-	-	-	-	-	(2,396,635)	(2,396,635)
Balance, September 30, 2016	20,000,000	$20,000	29,213,395	$29,213	$115,683,769	$-	$(124,473,009)	$(8,740,027)
See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,396,635)	$(282,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,926	3,947
Bad debt expense	21,204	-
Discount on convertible debt	556,910	612,811
Change in fair value of derivative liability	269,822	(260,953)
Gain on settlement of debt	(49,681)	(2,097,483)
Gain on sale of equipment	(500)	-
Common stock issued in settlement of litigation	-	59,850
Related party notes payable issued for services rendered	800,000	-
Non-cash payment of interest	193,946	227,396
Income on equity investments	(85,927)	(23,934)
Stock based compensation	329,431	341,629
Change in fair value of repriced employee options	934	-
(Increase) decrease in:
Receivables	(20,030)	1,639
Inventory	(23,008)	-
Prepaid and other current assets	4,832	100
Increase (decrease) in:
Accounts payable	78,504	324,026
Accrued expenses	176,102	272,322
Deferred revenue	26,738	32,170
Net cash used in operating activities	(113,432)	(789,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	115,000	(10,000)
Proceeds from sale of property and equipment	500	-
Purchase of treasury stock	(7,817)	(157,664)
Acquisitions of property and equipment	(12,581)	(894)
Net cash provided by (used in) investing activities	95,102	(168,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	582,808
Proceeds from notes payable	523,089	541,410
Net proceeds from related party advances	15,000	6,604
Repayments of related party notes	(103,326)	-
Repayments of notes payable	(228,814)	(143,818)
Net cash provided in financing activities	205,949	987,004

Net increase in cash and cash equivalents	187,619	28,984

Cash and cash equivalents, beginning of period	58,372	36,674
Cash and cash equivalents, end of period	$245,991	$65,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$49,214	$273,883
Income taxes paid	$-	$-

Non-cash financing activities:
Common stock issued in settlement of notes payable	$385,710	$623,237
Common stock issued in settlement of accounts payable	$103,516	$165,412
Common stock issued in settlement of note payable, related party	$10,000	$-
Common stock issued in settlement of guarantor fees	$-	$170,101
Promissory note issued in exchange for subordinated debt and accrued expenses	$-	$1,697,762
See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed financial statements should be read in conjunction with the December 31, 2015 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The Company’s primary sources of revenue are from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

Revenues for kits and equipment sold are not recorded until kits and equipment are shipped. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

At September 30, 2016 and December 31, 2015, the Company had deferred revenues of $98,699 and $71,961, respectively.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2016 and December 31, 2015, allowance for doubtful accounts was $15,306 and $-0-, respectively.

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
SEPTEMBER 30, 2016
(unaudited)

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2016, there were outstanding stock options to purchase 23,555,777 shares of common stock, 8,376,579 shares of which were vested.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 1,000-for-1 reverse stock split, which was effective in the market on November 5, 2015. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2016	September 30, 2015
Convertible debt	147,287,847	371,441
Series A convertible preferred stock	20,000,000	20,000,000
Options to purchase common stock	23,555,777	73,804
Warrants to purchase common stock	139,145	138,739
Totals	190,982,769	20,583,984

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

As of September 30, 2016, five customers represented 22%, 18%, 13%, 10% and 10%, respectively, representing an aggregate of 73% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively, representing an aggregate of 66% of the Company’s accounts receivable.

For the three months ended September 30, 2016, the Company’s revenues earned from the sale of products and services were $729,813, of which one customer represented 18% of the Company’s revenues. For the three months ended September 30, 2015, the Company’s revenues earned from the sale of products and services were $557,612, of which one customer represented 11% of the Company’s revenues.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

For the nine months ended September 30, 2016, the Company’s revenues earned from the sale of products and services were $2,097,341, of which one customer represented 13% of the Company’s revenues. For the nine months ended September 30, 2015, the Company’s revenues earned from the sale of products and services were $1,612,476, of which no customers represented 10% or more of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,847 and $9,313 for the three and nine months ended September 30, 2016, respectively; and $12,764 and $39,696 for the three and nine months ended September 30, 2015, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2016 and December 31, 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 8).

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during nine months ended September 30, 2016, the Company incurred net losses of $2,396,635 and used $113,432 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2015 and 2016 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2016 and beyond as it develops its business model. The Company has stockholders' deficiencies at September 30, 2016 and requires additional financing to fund future operations.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC of $54,729 and $85,927 for the three and nine months ended September 30, 2016 respectively; and $11,625 and $23,934 for the three and nine months ended September 30, 2015, respectively, (inception to date income of $115,352) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the nine months ended September 30, 2016, the Company received distributions totaling $115,000 from U.S. Stem Cell Clinic, LLC.  The carrying value of the investment at September 30, 2016 was $60,066.

At September 30, 2016 and December 31, 2015, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $9,280 and $5,946 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the three and nine months ended September 30, 2016 were $142,774 and $303,625 respectively; and for the three and nine months ended September 30, 2015 were $63,989 and $124,484, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015 (audited)
Laboratory and medical equipment	$342,218	$353,253
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	48,788	48,788
Leasehold improvements	362,046	362,046
	883,462	894,497
Less accumulated depreciation and amortization	(860,635)	(880,325)
	$22,827	$14,172

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.  During the nine months ended September 30, 2016, the Company sold fully depreciated equipment for net proceeds (and gain) of $500.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015:
	September 30, 2016	December 31, 2015 (audited)
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$131,506	$64,199
Interest payable on notes payable	563,174	467,664
Vendor accruals and other	146,429	147,244
Employee commissions, compensation, etc.	29,918	47,644
	$871,027	$726,751

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,419,675 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $134,967 net gain in settlement of debt.

NOTE 6 — NOTES PAYABLE

Promissory notes payable were comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015 (audited)
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Daniel James Management notes payable	50,000	75,000
Fourth Man, LLC notes payable	100,000	77,450
Magna Group notes payable	179,240	125,000
Power Up Lending Group notes payable	241,650	194,235
Equipment finance lease	3,910	4,777
Total notes payable	1,939,772	1,841,434
Less unamortized debt discount	(203,021)	(249,205)
Total notes payable net of unamortized debt discount	1,736,751	1,592,229
Less current portion	(753,974)	(608,502)
Long term portion	$982,777	$983,727

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

Hunton & Williams Notes

At September 30, 2016 and December 31, 2015, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

Daniel James Management (during this period)

2016 Notes

During the nine months ended September 30, 2016, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $75,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the nine months ended September 30, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due March 9, 2017. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (See Note 8).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at September 30, 2016 was $126,304. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $139,691 of the embedded derivatives.

During the nine months ended September 30, 2016, $75,000 of promissory notes plus accrued interest that were outstanding at December 31, 2015 and $25,000 of promissory notes plus interest issued in the current period were converted into shares of the Company’s common stock, respectively (see Note 9).

The remaining aggregate promissory notes to Daniel unconverted principle balance as of September 30, 2016 was $50,000.

Fourth Man (during this period)

During the nine months ended September 30, 2016, the Company entered into Securities Purchase Agreements with Fourth Man, LLC (“Fourth Man”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $100,000 (the “Fourth Man Notes”).

The Fourth Man Notes bear interest at the rate of 9.5% per annum. As of the nine months ended September 30, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due September 19, 2017. The Fourth Man Notes are convertible into common stock, at holder’s option, at a 49% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision. (See Note 8).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at September 30, 2016 was $286,415. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $216,050 of the embedded derivatives.

During the nine months ended September 30, 2016, $77,450 of promissory notes plus accrued interest that were outstanding at December 31, 2015 were converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate promissory notes to Fourth Man unconverted principle balance as of September 30, 2016 was $100,000.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

On December 12, 2014, the Company filed a Registration Statement on Form S-1 to register 341,718 shares of common issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500. The latter note was funded in February 2016.  The Registration Statement on Form S-1 was declared effective on February 12, 2016

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Notes to Magna and to fair value as of each subsequent reporting date which at September 30, 2016 was $359,301. At the inception of the Notes, the Company determined the aggregate fair value of $263,204 of the embedded derivatives.

During the nine months ended September 30, 2016, $208,260 of the promissory notes were converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate Magna Group promissory notes unconverted principle balance as of September 30, 2016 was $179,240.

PowerUp Lending Group, Ltd (during this period)

On March 23, 2016, the Company entered into a revenue based factoring agreement and received an aggregate of $200,000 (less origination fees of $1,650) in exchange for $276,000 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreement, the Company is required to make daily payments equal to $1,314 for 210 business days.  The Company received net proceeds of $82,896 along with cancellation of the previous revenue based factoring agreement issued in 2015.  In connection with the cancellation of the December 2015 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $39,449.

On August 16, 2016, the Company entered into a revenue based factoring agreement and received an aggregate of $210,000 (less origination fees of $2,000) in exchange for $283,500 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreement, the Company is required to make daily payments equal to $1,350 for 210 business days.  The Company received net proceeds of $65,193 along with cancellation of the previous revenue based factoring agreement issued on March 23, 2016.  In connection with the cancellation of the March 2016 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $49,264.

The remaining principle balance of the PowerUp Lending Group promissory note payable at September 30, 2016 is $241,650.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

At September 30, 2016, the Company has recorded interest expense in the amount of $10,775 under the terms of the agreement. The remaining unamortized debt discount at September 30, 2016 is $64,725.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and  nine months  ended September 30, 2016, the Company amortized $19,506 and $59,666 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at September 30, 2016 is $259,719.

During 2016, the Company made principle payments of $75,000 on the promissory note.

As of September 30, 2016, the remaining principle due was $1,547,762.

Summary:

The Company has identified the embedded derivatives related to the Daniel, Fourth Man and Magna promissory notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at September 30, 2016 was $772,020.

The fair value of the embedded derivatives at issuance of the Daniel, Fourth Man and Magna promissory notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.42% to 213.94%, (3) weighted average risk-free interest rate of 0.45% to 0.69%, (4) expected lives of 0.79 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0145 to $0.9342 per share.

The initial fair value of the embedded debt derivative of $618,946 was allocated as a debt discount up to the proceeds of the notes ($425,000) with the remainder ($193,946) charged to current period operations as interest expense. For the three and nine months ended September 30, 2016, the Company amortized an aggregate of $138,721 and $497,244 of debt discounts to current period operations as interest expense, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2016 and December 31, 2015, the Company’s officers and directors have provided advances in the aggregate of $104,901 and $106,505 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On February 12, 2016, the Company issued 14,606 shares of its common stock in settlement of $10,000 of the outstanding advances due.  In connection with the settlement, the Company realized a net gain on settlement of debt of $3,427.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties agreed to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. The Company and the preferred shareholder are in litigation regarding the number of votes currently held by that shareholder (See Note 11). The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

As of September 30, 2016 and December 31, 2015, the principal of this note was $262,000.

Officer and Director Notes

	September 30, 2016	December 31, 2015 (audited)
Note payable, Beverly Murphy	50,000	50,000
Note payable, Mr. Tomas	184,274	252,250
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	282,422	287,772
Note payable, Ms. Comella	300,000	-
Total	$2,191,696	$1,465,022

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

Note payable, Ms. Murphy

At September 30, 2016 and December 31, 2015, the Company has outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the nine months ended September 30, 2016, the Company paid off $67,976 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2016 is $184,274.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principal outstanding balance of this note as of September 30, 2016 is $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principal outstanding balance of this note as of September 30, 2016 is $500,000.

On September 6, 2016, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of September 30, 2016 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. To date, the Company has paid $17,578 on the outstanding promissory note.  For the nine months ended September 30, 2016, the Company paid off an aggregate of $5,350 of the outstanding promissory note. The principal outstanding balance of this promissory note as of September 30, 2016 is $282,422.

On September 6, 2016, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due upon demand. The principal outstanding balance of this note as of September 30, 2016 is $300,000.

Transactions with Pavillion

During the three and nine months ended September 30, 2016, the Company purchased $-0- of lab kits from Pavillion, Inc., a related party whose owner is related to an officer of the Company. During the three and nine months ended September 30, 2015, the Company purchased $80,504 and $172,298 lab kits, respectively. As of September 30, 2016 and December 31, 2015, the Company had $69,973 and $242,271, respectively, in accounts payable owed to Pavillion.

On May 1, 2016, the Company entered into a consulting agreement with Pavillion.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the three and nine months ended September 30, 2016, the Company has incurred $30,000 and $50,000 under the agreement, respectively.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 8 — DERIVATIVE LIABILITIES

Reset warrants

On October 1, 2012, in connection with the forbearance agreement with Northstar as discussed in Note 7, the Company issued an aggregate of 15,000 common stock purchase warrants to purchase the Company’s common stock with an exercise price of $14.00 per share for ten years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At September 30, 2016, the fair value of the reset provision related to the embedded derivative liability of $88 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 216.11%; risk free rate: 1.14%; and expected life: 6.00 years. The Company recorded a gain on change in derivative liabilities of $103 and $12,120 during the three and nine months ended September 30, 2016.

Convertible notes

In fiscal 2015 and the nine months ended September 30, 2016, the Company issued convertible promissory notes.

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

The fair value of the embedded derivatives at September 30, 2016, in the amount of $772,020, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 216.11%, (3) weighted average risk-free interest rate of 0.29% to 0.59%, (4) expected lives of 0.18 to 0.97 years, and (5) estimated fair value of the Company’s common stock of $0.007 per share. The Company recorded a loss on change in derivative liabilities of $413,320 and $281,942 during the three and nine months ended September 30, 2016.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common stock

During the nine months ended September 30, 2016, the Company issued an aggregate of 26,060,886 shares of its common stock for the conversion of $404,831 of promissory notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $540,587 (see Note 12).

During the nine months ended September 30, 2016, the Company purchased 10,250 shares of the Company’s common stock in the open market at an average cost of $0.76 per share.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

During the nine months ended September 30, 2016, the Company returned and canceled 95,461 shares of the Company’s common stock previously purchased (treasury shares)  at an average cost of $2.41 per share.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million shares of common stock for issuance and effective September 16, 2016, approved an addition of twenty five million shares of common stock to the reserve.

A summary of options at September 30, 2016 and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2015	66,933	$56.00	8.9
Granted	489,116	$1.98	10.0
Exercised	—
Forfeited/Expired	(229)	$5,103.28
Options outstanding at December 31, 2015	555,820	$6.43	9.6
Granted	23,000,000	$0.02	10.0
Exercised	—
Forfeited/Expired	(43)	$1,960.39
Options outstanding at September 30, 2016	23,555,777	$0.03	9.9
Options exercisable at September 30, 2016	8,376,579	$0.06	9.9
Available for grant at September 30, 2016	9,383,070

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

The following information applies to options outstanding and exercisable at September 30, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0196	22,850,000	9.98	$0.0196	7,850,000	$0.0196
0.15402	705,412	9.01	0.15402	526,326	0.15402
19.32	150	8.10	19.32	38	19.32
70.00	100	4.92	70.00	100	70.00
210.00	40	4.87	210.00	40	210.00
680.00	40	3.36	680.00	40	680.00
5,250.00	35	1.55	5,250.00	35	5,250.00
Total	23,555,777	9.95	$0.3336	8,376,579	$0.05515

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

On September 19, 2016, the Company granted an aggregate 22,850,000 options to purchase the Company’s common stock at $0.0196 per share to officers, directors and key employees with 15,000,000 vesting over 4 years, at grant date anniversary and 7,850,000 vesting immediately; for a term of 10 years. The aggregate fair value of $347,706, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 213.30% and Risk free rate: 1.22%.

The fair value of all options vesting during the three and nine months ended September 30, 2016 of $188,009 and $329,814, respectively, was charged to current period operations.

The fair value of all options vesting during the three and nine months ended September 30, 2015 of $73,520 and $345,761, respectively, was charged to current period operations.

As of September 30, 2016, the Company had approximately $519,043 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 1.37 years.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

Warrants

A summary of common stock purchase warrants at September 30, 2016 and activity during the nine months ended September 30, 2016 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	150,620	$170.00	6.6
Issued	2,072	$19.98	8.18
Exercised	-
Expired	(13,325)	$24.00
Outstanding at December 31, 2015	139,367	$182.26	6.3
Issued	-
Exercised	-
Expired	(222)	$5,966.40
Outstanding at September 30, 2016	139,145	$173.03	5.5
Exercisable at September 30, 2016	135,600	$89.42	5.5

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2016:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.0	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	5.3	$24.52	28,743	$24.62
	$30.01 – $40.00	628	0.9	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.4	$48.36	5,253	$48.41
	$50.01 – $60.00	543	1.2	$60.00	543	$60.00
$	>60.00	7,870	3.5	$2,735.01	6,325	$1,524.67
		139,145	5.5	$173.03	135,600	$89.42

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

On February 4, 2016, the Company amended its facility lease to extend the term of the lease until August 31, 2019. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of September 30, 2016 are as follows:

Period ending December 31,
2016 (three months)	$21,919
2017	87,674
2018	87,674
2019	58,448
Total	$255,715

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the nine months ended September 30, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company.

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S. Stem Cell, Inc., demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  During the nine months ended September 30, 2016, the Company settled all matters for a net payment of $8,500.

On August 30th, 2016 Northstar Biotech Group, LLC (“NorthStar”) filed suit against the Company, of which the Company received notice several weeks later. In its suit, Northstar is seeking  a declaratory judgment from the Court as to whether its preferred shares were the subject of the Company’s reverse stock split effective November 4, 2015 and also seeks the appointment of a receiver. Northstar did not seek money damages. The Company disputes Northstar’s claims and intends to vigorously defend this matter.

On November 7, 2016, the Board of Directors, formed a separate committee to review and advise on improper activities undertaken by Charles Hart both during his tenure as a member of the Board of Directors and subsequent to his termination from the Board of Directors, specifically during the ninety days following his termination in which he is still considered an affiliate of the Company. Charles Hart was a member of the Board of Directors of NorthStar and is, to our knowledge,  no longer a Director but remains a Member of the closely held NorthStar Biotech Group, LLC.  (See the Current Report on Form 8-K, filed with the Securities and Exchange Committee on August 2, 2016, reporting that on August 1, 2016, Charles Hart was removed as a member of the Board of Directors).

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2016 other then described above.

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
SEPTEMBER 30, 2016
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

As of September 30, 2016 or December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2016, in the amount of $772,108 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016:

	Warrant Liability	Debt Derivative
Balance, December 31, 2014	149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,097,379
Mark-to-market at December 31, 2015:	(137,711)	122,616
Transfers out of Level 3 upon conversion and settlement of notes	—	(1,399,628)
Balance, December 31, 2015	12,209	411,718
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	618,946
Mark-to-market at September 30, 2016:	(12,121)	281,943
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(540,587)
Balance, September 30, 2016	$88	$772,020
Net gain (loss) for the period included in earnings relating to the liabilities held at September 30, 2016	$12,121	$(281,943)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock volatility increased approximately 21% from December 31, 2015 to September 30, 2016. As the stock volatility increases for each of the related derivative instruments, the value to the holder of the instrument generally increases. Stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 13 — SUBSEQUENT EVENTS

Subsequent common stock issuances

In October and November 2016, the Company issued an aggregate of 29,511,799 and 848,490 shares of its common stock in settlement of $37,950 notes payable and six months interest totaling $12,705 on Northstar note payable.

On August 30th, 2016 Northstar Biotech Group, LLC (“NorthStar”) filed suit against the Company, of which the Company received notice several weeks later. In its suit, Northstar is seeking  a declaratory judgment from the Court as to whether its preferred shares were the subject of the Company’s reverse stock split effective November 4, 2015 and also seeks the appointment of a receiver. Northstar did not seek money damages. The Company disputes Northstar’s claims and intends to vigorously defend this matter.

On November 7, 2016, the Board of Directors, formed a separate committee to review and advise on improper activities undertaken by Charles Hart both during his tenure as a member of the Board of Directors and subsequent to his termination from the Board of Directors, specifically during the ninety days following his termination in which he is still considered an affiliate of the Company. Charles Hart was a member of the Board of Directors of NorthStar and is, to our knowledge, is no longer a Director but remains a Member of the closely held NorthStar Biotech Group, LLC. (See the Current Report on Form 8-K, filed with the Securities and Exchange Committee on August 2, 2016, reporting that on August 1, 2016, Charles Hart was removed as a member of the Board of Directors).

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 8, 2016, in connection with the audit of our annual financial statements as of December 31, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

US Stem Cell Training, Inc. (“SCT”), an operating division of our company, is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients. SCT also provides in-person and online training courses which are delivered through in-person presentations at SCT’s state of the art facilities and globally at university, hospital and physician’s office locations as well as through online webinars. Additionally, SCT provides hands-on clinical application training for physicians and health care professionals interested in providing regenerative medicine / cell therapy procedures.

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

AdipoCell is a patient-derived cell therapy proposed for the treatment of a variety of degenerative diseases. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

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

On January 29th, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting, we believe, our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will apply our ADIPOCELL to a variety of indications. We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our company, and will ultimately enhance shareholder value.

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

Three Months Ended September 30, 2016 as compared to the Three Months Ended September 30, 2015

Revenues

We recognized revenues of $729,813 for the three months ended September 30, 2016. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $557,612 for the three months ended September 30, 2015 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales was $332,522 and $243,940 in the three month periods ended September 30, 2016 and 2015, respectively. Associated gross margins were $375,651 (53.0%) and $313,672 (56.3%) for the three months periods ended September 30, 2016 and 2015, respectively. In the latter part of 2015, we began constructing our kits instead of acquiring from a third party.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $1,847 in the three month period ended September 30, 2016, a decrease of $10,917 from the research and development expenses of $12,764 in the three month period ended September 30, 2015. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,413,929 for the three month period ended September 30, 2016 compared to $563,676 for the three month period ended September 30, 2015, an increase of $850,254. The increase in costs primarily due to bonuses and increase in stock based compensation paid in the current period, as compared to prior year.

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

 (Loss) gain on settlement of debt

During the three months ended September 30, 2016, we incurred a net loss of $23,133 primarily related to a gain settlement of accounts payable, net with a loss on debt restructured during the current period as compared to a net aggregate gain of $58,873 for the same period last year.

 (Loss) gain on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(413,217 and $374,684on change in fair value of derivative liabilities for the three months ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense during the three months ended September 30, 2016 was $278,798 compared to $312,576 for the three months ended September 30, 2015. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2016 and 2015 was $182,337 and $246,289, respectively.

Nine Months Ended September 30, 2016 as compared to the Nine Months Ended September 30, 2015

Revenues

We recognized revenues of $2,118,981 for the nine months ended September 30, 2016. These revenues were, generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,612,476 for the nine months ended September 30, 2015 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales was $722,276 and $841,511 in the nine month periods ended September 30, 2016 and 2015, respectively. Associated gross margins were $1,375,065 (65.6%) and $770,965 (47.8%) for the nine months periods ended September 30, 2016 and 2015, respectively. In the latter part of 2015, we began constructing our kits instead of acquiring from a third party, as such we contend that our margins have improved significantly over last year.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $9,313 in the nine month period ended September 30, 2016, a decrease of $30,383 from the research and development expenses of $39,696 in the nine month period ended September 30, 2015. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $2,676,415 for the nine month period ended September 30, 2016 compared to $2,279,288 for the nine month period ended September 30, 2015, an increase of $397,128. The increase in costs primarily due to bonuses paid in 2016, net with a decrease in stock based compensation and reduction in professional and other service providers.

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

Gain on settlement of debt

During the nine months ended September 30, 2016, we incurred a gain of $49,681 primarily due to the settlement of accounts payable and related party advances, net with refinancing of debt during the current period as compared to a net aggregate gain of $2,097,483 for the same period last year.

During the nine months ended September 30, 2015, we settled $1,585,862 in guarantor fees, accrued interest of $373,469 and an outstanding note payable of $1,500,000 for a net gain of $1,960,082. In addition, we incurred a gain of $137,401 in open accounts payable.

(Loss) gain on change in fair value of derivative liabilities

During 2015 and 2016, we issued convertible promissory notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(269,822) and $260,953 on change in fair value of derivative liabilities for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense during the nine months ended September 30, 2016 was $994,713 compared to $1,126,668 for the nine months ended September 30, 2015. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2016 and 2015 was $750,856 and $840,207, respectively.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million shares of common stock for issuance and effective September 16, 2016, approved an addition of twenty five million shares of common stock to the reserve. We currently have 9,383,070 available for future issuances.

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

Concentrations of Credit Risk

As of September 30, 2016, five customers represented 22%, 18%, 13%, 10% and 10%, respectively, representing an aggregate of 73% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively, representing an aggregate of 66%, of the Company’s accounts receivable.

Liquidity and Capital Resources

In the nine months ended September 30, 2016, we continued to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $113,432 in the nine month period ended September 30, 2016 as compared to $789,462 of cash used in the nine month period ended in September 30, 2015.

Our use of cash for operations in the nine months ended September 30, 2016  reflected a net loss generated during the period of $2,396,635, adjusted for non-cash items such as stock-based compensation of $330,365, notes payable issued for services of $800,000, depreciation of $3,926, amortization of debt discounts of $556,910, net loss on change in fair value of derivative liabilities of $269,822,  non-cash interest expense of $193,946, net with gain on settlement of debt of $49,681, net gain on sale of property and equipment of $500 and income from investments of $85,927. In addition we had a net increase in operating assets of $38,206 and an increase in accrued expenses of $176,102, accounts payable of $78,504 and in deferred revenue of $26,738.

Investing Activities

Net cash provided by investing activities was $95,102 for the nine months ended September 30, 2016 represented proceeds from our equity investment of $115,000 and $500 from sale of property and equipment, net with the purchase of treasury stock of $7,817 and purchase of equipment of $12,581 as compared to cash used in investing activities of $168,558 of cash used for the purchase of equipment of $894, purchase of treasury stock of $157,664 and investments in US Stem Cell Clinic, LLC of $10,000 for the same period in  2015.

Buy-Back Program

On January 13, 2015, we issued a press release announcing that our Board of Directors approved a share repurchase program authorizing us to repurchase outstanding common stock when beneficially prudent for our company and our shareholders. During the nine months ended September 30, 2016, we have purchased an aggregate of 10,250 shares of our common stock in the open market at an average cost of $0.76 per share pursuant to our share repurchase program. The share repurchase program authorizing us to repurchase outstanding common stock by our company and our directors has continued through the final quarter of 2016.

Financing Activities

Net cash provided by financing activities was an aggregate of $205,949 in the nine month period ended September 30, 2016 as compared to $987,004 in the nine month period ended in September 30, 2015. In the nine month period ended September 30, 2016 we received proceeds from issuance of note payable of $523,089 and $15,000 net related party advances, net with repayments of notes payable of $228,814 and $103,326 related party advances and notes.

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

At September 30, 2016, we had cash and cash equivalents totaling $245,991. However our working capital deficit as of such date was approximately $6.7 million. Our independent registered public accounting firm has issued its report dated March 8, 2016 in connection with the audit of our financial statements as of December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended September 30, 2016 addresses the issue of our ability to continue as a going concern.

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

Based on their evaluation, as of September 30, 2016, our management has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the nine months ended September 30, 2016, both matters are settled by the Company’s insurance policy with no additional cost to the Company.

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S Stem Cell, Inc. demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  During the nine months ended September 30, 2016, the Company all matters were settled for a net payment of $8,500.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2016

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

U.S. Stem Cell, Inc.

Date: November 8, 2016	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer