Form 10-K
period 2016-12-31
U.S. Stem Cell, Inc.
filed 2017-03-15
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of June 30, 2016, was approximately $114,186. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 15th, 2017 was 325,765,048.

Documents Incorporated By Reference            None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
 Fiscal Year Ended December 31, 2016

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

US Stem Cell Clinic, LLC, (“SCC”), a partially owned (33.3%) investment of our company, is a physician run regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. SCC is operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

U.S. Stem Cell’s comprehensive map of products and services:

Index

U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www. us-stemcell.com, www.usstemcelltraining.com, www.vetbiologics.com and www.usstemcellclinic.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is not incorporated by reference in the Annual Report on Form 10-K.

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

AdipoCell is a patient-derived cell therapy that is currently being utilitzed in physician in clinic treatments at the point of care.  US Stem Cell clinic and other trained physicians utilize this therapy as a medical procedure for a variety of indications.

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

When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell is able to avoid certain challenges currently faced by other types of cell-based clinical therapies including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available competing treatment, to our knowledge, has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart as MyoCell has demonstrated.

Index

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

These trials were expanded to include a total of 28 patients.  The patients underwent a local tumescent liposuction procedure to remove approximately 60 ml of fat tissue.  The fat was separated to isolate the SVF and the cells were delivered into the akinetic myocardial scar region using a transendocardial delivery system (MyoCath®) in patients who had experienced a previous myocardial infarct.  The subjects were then monitored for adverse events, ejection fraction via echocardiogram and 6-minute walk test (6MWT) over a period of 6 months.

Index
The average EF was 29% at baseline and significantly increased to 35% at both 3 and 6 months.  Patients walked an average of 349 meters at baseline and demonstrated a statistically significant improvement at 3 and 6 months’ post treatment of more than 80 meters. Overall, patients were pleased with the treatment results. More importantly, the procedure demonstrated a strong safety profile with no severe adverse events or complications linked to the therapy.

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

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease (DDD), erectile dysfunction (ED) and chronic obstructive pulmonary disease (COPD).  We have discontinued any studies with macular degeneration.  We are continuing to see patients in the clinic for various indications including ED and COPD.  We have completed a published the study of DDD.

In the DDD trial, a total of 15 patients underwent a local tumescent liposuction procedure to remove approximately 60 ml of fat tissue.  The fat was separated to isolate the SVF and the cells were delivered into the disc nucleus of patients with degenerative disc disease.  The subjects were then monitored for adverse events, range of motion, visual analog scale (VAS), present pain intensity (PPI), Oswestry Disability Index (ODI), Beck Depression Inventory (BDI), Dallas Pain Questionnaire and Short Form (SF)-12 scores over a period of 6 months.  Safety events were followed for 12 months.

No severe adverse events (SAEs) were reported during a 12 month follow up period with no incidences of infection. Patients demonstrated statistically significant improvements in several parameters including flexion, pain ratings, VAS, PPI, and short form questionnaires.  In addition, both ODI and BDI data was trending positive and a majority of patients reported improvements in their Dallas Pain Questionnaire scores.   Overall, patients were pleased with the treatment results. More importantly, the procedure demonstrated a strong safety profile with no severe adverse events or complications linked to the therapy.

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

Today, we contend that U.S. Stem Cell is a combination of opportunistic business enterprises. We estimate that the products and services we offer through US Stem Cell Training, Vetbiologics, and US Stem Cell Clinics has the potential, although we cannot provide assurances as to if and when it will be accomplished, to drive up to $100 million dollars in cumulative peak annual revenues. What we are establishing is a foundation of value in the products and services we are selling and plan to sell from US Stem Cell Training, Vetbiologics, and US Stem Cell clinics. Our strategy is to expand the revenues generated from each of these operating divisions and to reinvest the profits we generate into our U.S. Stem Cell clinical development pipeline.

Index
On January 29th, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will continue to apply our ADIPOCELL technology to the treatment of patients in clinic at the point of care. We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our  Company, and will ultimately enhance shareholder value.

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

Index
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
•
obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries; and

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

Index

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

Index

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

Index
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

Index
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

Index

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

Index

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

Index

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

Index
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

Index
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of States also have statutes or regulations similar to the federal anti-kickback statute and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.
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

Index

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

Index

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2017 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2016, we had cash and cash equivalents of $270,720 and an accumulated capital deficit of $124,146,760. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 11, 2016, the Company renewed the loan with Seaside National Bank and Trust extends the maturity date to January 11, 2018, all other terms and conditions remain unchanged. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

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

Our independent registered public accounting firm issued its report dated March 15, 2017 in connection with the audit of our financial statements as of December 31, 2016, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2016 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index
We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.
We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2016, we have accumulated a deficit of approximately $124.1 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

Index
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

Index

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

Index

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

Index

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

Index

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

Approximate annual future minimum lease obligations under this non-cancelable facilities operating lease agreement as of December 31, 2016 are as follows:

Year ending December 31,
2017	87,674
2018	87,674
2019	58,448
Total	$233,796

We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.

Index

Item 3. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company.

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S. Stem Cell, Inc., demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  During the year ended December 31, 2016, the Company settled all matters for a net payment of $8,500.

On August 30th, 2016 Northstar Biotech Group, LLC (“NorthStar”) filed suit against the Company seeking  a declaratory judgment as to whether its 20,000,000 Series A Preferred Shares were the subject of the Company’s reverse stock split effective November 4, 2015.

On March 1, 2017, Northstar and the Company entered into a settlement agreement related to this dispute (the “Settlement Agreement”). Pursuant to the terms and conditions of the Settlement Agreement, Northstar, previously a holder of Company preferred stock, has converted such preferred stock to twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02) and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2016 other then described above.

Item 4. Mine Safety Disclosures.

Not applicable

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

	Fiscal Year 2015
	High	Low
First Quarter	$22.90	$7.00
Second Quarter	$9.80	$4.00
Third Quarter	$8.80	$1.30
Fourth Quarter	$7.55	$0.25

	Fiscal Year 2016
	High	Low
First Quarter	$1.0000	$0.1100
Second Quarter	$0.1300	$0.0155
Third Quarter	$0.0440	$0.0040
Fourth Quarter	$0.0090	$0.0016

Holders

As of December 31, 2016, there were approximately 513 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation, any contractual limitations,  and by applicable law. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Index

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	23,555,777	0.033	9,383,070
Equity compensation plans not approved by security holders (2)	139,145	173.03	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

•	8,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016.

•	4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017.

•	4,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015.

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

Recent Sales of Unregistered Securities

In 2016, we sold an aggregate of 19,913,708 shares of our common stock for gross cash proceeds of $60,000. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Index

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2015 or 2016.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017  in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have completed the Phase 1 Angel Trial for AdipoCell (adipose derived stem cells). Five patients were enrolled and treated in the second quarter of 2013. At the twelve (12) month time point, patients demonstrated a statistically significant average improvement in ejection fraction (EF) by echocardiogram. This trial was extended to 28 patients and the data has been published in a peer reviewed journal.

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease. We have published results of the degenerative disc trial.  All other trials are not enrolling patients.  We provide these therapies to patients through the clinic.

Index

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

Subsequent events

Northstar Biotech Group, LLC

On August 30th, 2016 Northstar Biotech Group, LLC (“NorthStar”) filed suit against the Company seeking  a declaratory judgment as to whether its 20,000,000 Series A Preferred Shares were the subject of the Company’s reverse stock split effective November 4, 2015. On March 1, 2017, Northstar and the Company entered into a settlement agreement related to this dispute (the “Settlement Agreement”). Pursuant to the terms and conditions of the Settlement Agreement, Northstar, previously a holder of Company preferred stock, has converted such preferred stock to twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02) and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar.

GACP Stem Cell Bank LLC.

On March 3, 2017, the Company entered into an Asset Sale and Lease Agreement with GACP Stem Cell Bank LLC, a Florida limited liability company (“GACP) to sell to GACP, the Company Equipment Assets (the “Equipment Assets”) related to the segment of the Company business involving collecting, growing and banking cell cultures for future use in connection with regenerative medicine purposes (the “Human Banking Business”). Simultaneous with the sale of the Equipment Assets, the Company leased back the Equipment Assets for a term of three years. The purchase price for the specified assets was Four Hundred Thousand Dollars ($400,000). As consideration for the lease back of the Equipment Assets, the Company will pay base rent of Twenty thousand Dollars ($20,000) per month plus a graduating payment of percentage rent for each of the three years. In addition, GACP has undertaken to open stem cell clinics with a penalty provision to the benefit of the Company for any shortfall.

On March 3, 2017, the Company entered into an Asset Purchase Agreement with GACP to sell to GACP additional non-equipment assets specifically related to the Human Banking Business (the “Purchased Assets”) for a purchase price of $50,000. Furthermore, the Company agreed to provide GACP with customer leads and revenue generation opportunities that could benefit the Human Banking Business. Additional agreements for any pre-closing deposits (as defined in the Purchase Agreement) and the Company property lease are provided within the Purchase Agreement.

In conjunction with the Asset Sale and Lease Agreement and the Asset Purchase Agreement, on March 3, 2017, the Company entered into a Customer Purchase Agreement with GACP in which GACP purchased all customer contracts and related assets with respect to New Customers of the Human Banking Business for a purchase price of $50,000.

In conjunction with the Asset Sale and Lease Agreement, the Asset Purchase Agreement, and the Customer Purchase Agreement, on March 3, 2017, the Company entered into a Non-Competition and Non-Solicitation Agreement with GACP, the restrictive period of which is defined in the Non-Competition and Non-Solicitation Agreement.

Index

Results of Operations Overview

Revenues

The Company’s primary source of revenue is from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2017

We recognized revenues of $3,083,261 in 2016 compared to revenues of $2,191,177 in 2015. Our revenue in 2016 was generated from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenues for 2015 were generated from the sale, test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs.

Cost of sales was $972,009 in the year ended December 31, 2016 compared to $972,957 in the year ended December 31, 2015.  The decrease is primarily due to  the savings of producing test kits internally for a full year in 2016.

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

A summary of options at December 31, 2016 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2015	555,820	$6.43	9.6
Granted	23,000,000	$0.02	10.0
Exercised	—
Forfeited/Expired	(43)	$1,960.39
Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Options exercisable at December 31, 2016	8,380,503	$0.06	9.7
Available for grant at December 31, 2016	9,383,070

The following information applies to options outstanding and exercisable at December 31, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0196	22,850,000	9.72	$0.0196	7,850,000	$0.0196
0.15402	705,412	8.74	0.15402	530,213	0.15402
19.32	150	7.85	19.32	75	19.32
70.00	100	4.66	70.00	100	70.00
210.00	40	4.62	210.00	40	210.00
680.00	40	3.11	680.00	40	680.00
5,250.00	35	1.30	5,250.00	35	5,250.00
Total	23,555,777	9.69	$0.3333	8,380,503	$0.05529

On April 18, 2016, we granted an aggregate 150,000 options to purchase the Company’s common stock at $0.15402 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $10,928, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 184.48% and Risk free rate: 1.54%.

Index

On April 18, 2016, we re-priced an aggregate of 555,433 previously issued options with exercise prices from $1.71 to $7,688.83 per share to $0.15402 per share.  All other terms and conditions were unchanged. The aggregate change in fair value of $934, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 184.48% and Risk free rate: 0.22% to 1.78%, was charged to current period operations.

On September 19, 2016, we granted an aggregate 22,850,000 options to purchase the Company’s common stock at $0.0196 per share to officers, directors and key employees with 15,000,000 vesting over 4 years, at grant date anniversary and 7,850,000 vesting immediately; for a term of 10 years. The aggregate fair value of $347,706, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 213.30% and Risk free rate: 1.22%.

On February 2, 2015, we granted an aggregate 7,000 options to purchase the Company’s common stock at $11.16 per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $121,735, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 142.65% and Risk free rate: 1.68%.

On August 24, 2015, we granted 100 options to purchase the Company’s common stock at $5.31 per share to a consultant, vesting immediately and exercisable over 4 years. The aggregate fair value of $347, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 129.01% and Risk free rate: 1.39%.

On November 2, 2015, we granted an aggregate of 467,016 options to purchase the Company’s common stock at $1.713 per share to two officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $738,405 determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.57%.

On November 2, 2015, we granted an aggregate of 15,000 options to purchase the Company’s common stock at $6.24 per share to two officers, vesting over four years on each anniversary and exercisable over 10 years. The aggregate fair value of $23,512, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.93%.

The fair value of all options vesting during the year ended December 31, 2016 and 2015 of $410,385 and $1,156,435, respectively, was charged to current period operations.

As of December 31, 2016, the Company had approximately $438,472 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 1.33 years.

Index

Warrants

A summary of common stock purchase warrants at December 31, 2016 and activity during the year ended December 31, 2016 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2015	139,367	$182.26	6.3
Issued	-
Exercised	-
Expired	(222)	$5,966.40
Outstanding at December 31, 2016	139,145	$173.03	5.5
Exercisable at December 31, 2016	135,600	$89.42	5.5

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2016:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.0	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	5.1	$24.52	28,743	$24.62
	$30.01 – $40.00	628	0.6	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.9	$48.36	5,253	$48.41
	$50.01 – $60.00	543	4.6	$60.00	543	$60.00
$	>60.00	7,870	3.3	$2,735.01	6,325	$1,524.67
		139,145	5.5	$173.03	135,600	$89.42

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

Interest Expense

Interest expense during the year ended December 31, 2016 was $1,185,641 compared to $1,723,298 for the year ended December 31, 2015. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt,  the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the year ended December 31, 2016 and 2015 was $869,596 and $1,396,989, respectively. On January 11, 2016, the Company renewed the loan with Seaside National Bank and Trust extend the maturity date to January 11, 2018, all other terms and conditions remain unchanged.

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

Index
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

Our primary sources of revenue are from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

Revenues for kits and equipment sold are not recorded until kits and equipment are shipped. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

Patient treatments and laboratory services revenue are recognized when those services have been completed or satisfied.

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE). The multiple elements include stem cell banking, dose retrieval and yearly storage fees.

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

Derivative instrument liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, we did not have any derivative instruments that were designated as hedges.

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

Index

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

Results of Operations

We are a research and development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2017, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2016 and December 31, 2015

Revenues

We recognized revenues of $3,083,261 in 2016, revenues generated from the sale of, kits and equipment, services, and laboratory services.  In 2015, we recognized revenues of $2,191,177, revenues generated from the sales of kits and laboratory services.

Index

Cost of Sales

Cost of sales was $972,009 in 2016 and $972,957 in 2015.  The decrease is primarily due to the savings of producing test kits internally for a full year in 2016.

Research and Development

Research and development expenses were $919 in 2016, a decrease of $9,081 from research and development expenses of $10,000 in 2015. The decrease was primarily attributable to a decrease in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $3,264,107 in 2016, a decrease of $544,521 from marketing, general and administrative expenses of $3,808,628 in 2015. The decrease in marketing, general and administrative expenses is attributable, in part, to reductions in legal fees, salaries and insurance expenses.

Interest Expense

Interest expense was $1,185,641 in 2016 compared to interest expense of $1,723,298 in 2015. Non cash interest comprised of amortization of debt discounts and non-cash interest totaled $869,596 in 2016 as compared to $1,396,989 in 2015.

Gain on settlement of debt

In 2016, we incurred a gain of $53,690 primarily due to the settlement of accounts payable and related party advances, net with refinancing of debt during the current period.

In 2015, we issued an amended and restated promissory note of $1,697,762 in settlement of settled $1,585,862 in guarantor fees, accrued interest of $373,469 and an outstanding note payable of $1,500,000 for a net gain of $1,960,082. In addition, we incurred a gain of $660,151 in open accounts payable.

Gain on change in fair value of derivative liabilities.

As of December 31, 2016 and 2015, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2016, we incurred a $56,244 gain on change in fair value of our derivative liabilities compared to a gain of $15,095 the same period last year.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2016, we continued to finance our operational cash needs with cash generated from financing activities.

Index

Operating Activities

Net cash provided by operating activities was $112,242 in 2016 as compared to $844,690 of cash used in 2015. Our source of cash for operations in 2016 reflected a net loss generated during the period of $2,070,386, adjusted for non-cash items such as stock-based compensation of $410,002, amortization of debt discounts associated with our convertible notes of $675,650, non-cash interest payments of $193,946, related party notes payable issued for services rendered of $800,000, bad debt expense of $5,640 and depreciation expense of $5,785, net with gain on settlement of debt of $53,690 and gain on change in fair value of derivative liabilities of $56,244 . A net increase in operating assets of $6,613 and a net increase in operating liabilities of $361,123 contributed to our source of operating cash in 2016.

Investing Activities

Net cash provided by investing activities was $155,101 in 2016 compared to cash used in investing activities of $234,031 in 2015.  The primary increase is due proceeds from equity investments of $175,000 and proceeds from the sale of equipment of $500, net with our re-purchase of our common stock of $7,817 and purchase of equipment of $12,582 as compared to payments to equity investments of $10,000, re-purchase of our common stock of $221,996 and purchase of equipment of $2,035 in 2015.

Financing Activities

Net cash used in financing activities was $54,995 in 2016 as compared to net cash provided by financing activities of $1,100,419 in 2015. In 2016, we sold, in a private placement and put agreements, shares of common stock for net cash proceeds of approximately $60,000. In addition, we received an aggregate of $15,000 related party loans and advances and $523,089 from issuance of notes payable, net of repayments of notes payable of $386,347 and related party notes payable of $266,737.

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

At December 31, 2016, we had cash and cash equivalents totaling $270,720; our working capital deficit as of such date was $5,834,548. Our independent registered public accounting firm has issued its report dated March 8, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2016, we had $7,829,111 in outstanding debt.

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

As of December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and have concluded our controls are effective.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our current executive officers and directors

Mike Tomas	51	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	93	Director, Chairman of the Board
Mark P. Borman	62	Director
Kristin Comella	40	Director, Chief Scientific Officer
Sheldon T. Anderson	66	Director
Greg Knutson	__	Director

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

Executive Officers and Directors

Mike Tomas. Mike Tomas, President & CEO of U.S. Stem Cell Inc, is considered by many in the industry as one of the most experienced marketers and operating executives for IT/Communications and Biotech/Life Sciences private equity and venture groups portfolio companies. The son of a serial entrepreneur, he spent nearly 20 years driving the evolution of telecommunications technology in the U.S. and Mexico in leadership roles ranging from sales, marketing, customer service, telemarketing, engineering, and operations. Upon retiring as Chief Marketing Officer of Avantel, MCI/Worldcom’s Global Ventures $1B investment with Banamex (at the time, the largest bank in Latin America), Mr. Tomás joined other former-MCI executives (including MCI CEO Jerry Taylor) and helped raise venture capital to form an integrated customer communications software solution that was named on Red Herring magazine’s “Top Ten to Watch” list.

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

Kristin Comella. Ms. Comella is a world-renowned expert on regenerative medicine with a focus on adipose derived stem cells. She was named number 24 on Terrapin’s list of the Top 50 Global Stem Cell Influencers and number 1 on the Academy of Regenerative Practices list of Top 10 Stem Cell Innovators. Ms. Comella has pioneered stem cell therapies from various sources including cord blood, bone marrow, muscle, and adipose. She led the team that gained the first ever FDA approval for a clinical trial using a combined cell and gene therapy product in the heart.  In addition to advanced cell culturing experience, Ms. Comella’s repertoire includes managing the development, manufacturing, and quality systems of cellular products. She has developed a wide range of regenerative techniques and products that have now been successfully implemented into the clinic setting.  Her professional experience includes positions in several companies including US Stem Cell (AKA Bioheart), Stemlogix, Tulane University and Osiris Therapeutics. Ms. Comella progressed from research engineer at Osiris Therapeutics developing stem cell therapies for osteoarthritis to building and managing the stem cell laboratory at Tulane University’s Center for Gene Therapy. She was the co-founder and Chief Executive Officer of Stemlogix, a regenerative medicine company focusing on veterinary medicine. She is currently serving as the Chief Scientific Officer and board member of US Stem Cell, a publically traded company focusing on the discovery, development, and commercialization of autologous cell therapies for the treatment of degenerative diseases. Ms. Comella is a PhD candidate in Biomedical Engineering at Florida International University and holds an M.S. in Chemical Engineering from The Ohio State University and a B.S. in Chemical Engineering from the University of South Florida.

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

Greg Knutson. Mr. Knutson founded Concrete Specialists, Inc. in 1985 and continues to serve as its President. Mr. Knutson founded Sunwood Properties in 2009 and continues to serve as its President. Mr. Knutson founded G&G Land Development, LLC and continues to serve as its Managing Partner. Mr. Knutson, a holder of Member Interests in NorthStar,  was appointed as a Manager of Northstar Biotech Group, LLC in late 2014.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, or the Reporting Persons, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. Based solely on a review of Forms 3 and 4 furnished to us by the Reporting Persons or prepared on behalf of the Reporting Persons by the Company and on written representations from certain Reporting Persons that no Forms 5 was required, the Company believes that the Reporting Persons have complied with reporting requirements applicable to them.

Index

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

On November 7, 2016, in adherence with the directives in the code of ethics, the Board of Directors, formed a separate committee to review and advise on alleged improper activities undertaken by a prior member of the Board of Directors both during his tenure as a member of the Board of Directors and subsequent to the final date in which he served as a member of the Board of Directors, specifically during the ninety days following the final date in which he served as a member of the Board of Directors in which he is still considered an affiliate of the Company. The committee has not completed its review.

Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy,and Mr. Anderson. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2016	$692,597	$500,000	(1)	$—	$175,385	(2)(3)				$1,367,982
CFO and Director	2015	585,463	75,000		—	$477,179	(4)(5)	—	—	—	$1,137,642

Kristin Comella Chief Science	2016	342,384	300,000		—	$99,027	(1)(2)				741,411
Officer and Director	2015	249,008	50,000		—	$284,739	(4)(5)				583,747

(1)
On September 6, 2016, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due on demand

(2)
On September 19, 2016, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.0196 per share for ten years, vesting over four years at each anniversary.

(3)
On September 19, 2016, Mr. Tomas and Ms. Comella, as members of the Company’s Board of Directors, were granted 1,500,000 options each to purchase the Company’s common stock at $0.0196 per share, vesting immediately.

(4)	On November 2, 2015, Mr. Tomas and Ms. Comella were granted 291,885 and 175,131, respectively, options to purchase the Company’s common stock at $1.71 per share for ten years, vesting immediately
(5)
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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the U.S. Stem Cell Omnibus Equity Compensation Plan, or the“2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million shares of common stock for issuance and effective September 16, 2016, approved an addition of twenty five million shares of common stock to the reserve.

Employment Agreements

See page F-31

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2016:

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	0.15402	6/18/2020
	500	-	0.15402	8/12/2021
	500	-	0.15402	1/16/2022
	2,000	-	0.15402	8/6/2022
	10,000	2,500	0.15402	8/1/2023
	400	—	0.15402	9/1/2023
	10,000	2,500	0.15402	2/24/2024
	800	-	0.15402	2/24/2024
	4,299	2,149	0.15402	5/24/2024
	10,000	2,500	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	7,500	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	10,000,000	10,000,000	0.01960	9/19/2026

Kristin Comella	7	—	0.15402	1/1/2017
	7	—	0.15402	10/16/2017
	20	—	0.15402	1/19/2019
	3	—	0.15402	3/13/2019
	30	—	0.15402	5/28/2019
	250	—	0.15402	8/12/2021
	500	-	0.15402	8/6//2022
	5,000	1,250	0.15402	8/1/2023
	5,000	1,250	0.15402	2/24/2024
	400	-	0.15402	2/24/2024
	5,000	1,250	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	1,000	-	0.15402	2/2/2025
	175,131	-	0.15402	11/2/2025
	5,000	3,750	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	5,000,000	5,000,000	0.01960	9/19/2026

Index

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2016 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2016 are as follows:

Estimated future payouts					Estimated future payouts			All other	All other		Grant
under non-equity incentive					under equity incentive plan			stock	option		date
plan awards					awards			awards:	awards:		fair
								Number	Number	Exercise	value
								of	of	or base	of
								shares	securities	price of	stock
								of stock	underlying	option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	option
Name	date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	awards
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2016 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0

Golden Parachute Compensation

As at December 31, 2016, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0	0	0

Index

Compensation of Directors

Directors who provide services to the Company in other capacities has been previously reported under “Summary Compensation”.  The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
Mike Tomas, Director	0	0	$22,668	0	0	0	$22,668
Kristin Comella, Director	0	0	$22,668	0	0	0	$22,668
William P. Murphy Jr., Director	0	0	$22,668	0	0	0	$22,668
Sheldon T Anderson, Director	0	0	$22,668	0	0	0	$22,668
Mark Borman, Director	0	0	$22,668	0	0	0	$22,668

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

As of December 31, 2016, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 for all compensation plans under the Company’s Stock Option Plan:

			Additional
	No. of		Consideration
	Shares of Common		to be Received
	Stock Underlying		Upon Exercise
	Unexercised		or Material		Value
	Common Stock		Conditions	Option	Realized	Option
	Purchase Options	Date of	Required to	Exercise	if	Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	500	6/18/2010	$—	$0.15402	$—	6/18/2020
	500	8/12/2011	—	0.15402	—	8/12/2021
	500	1/16/2012	—	0.15402	—	1/16/2022
	2,000	8/6/2012	—	0.15402	—	8/6/2022
	7,500	8/01/2013	—	0.15402	—	8/1/2023
	400	9/1/2013	—	0.15402	—	9/1/2023
	7,500	2/24/2014	—	0.15402	—	2/24/2024
	800	2/24/2014	—	0.15402	—	2/24/2024
	2,400	5/12/2014	—	0.15402	—	5/12/2014
	7,500	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	291,885	11/2/2015	—	0.15402	—	11/2/2025
	2,500	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2016
Kristin Comella, NEO	7	1/2/2007	—	0.15402	—	1/2/2017
	7	10/17/2007	—	0.15402	—	10/17/2017
	20	1/9/2009	—	0.15402	—	1/9/2019
	3	3/13/2009	—	0.15402	—	3/13/2019
	30	5/29/2009	—	0.15402	—	5/29/2019
	250	8/12/2011	—	0.15402	—	8/12/2021
	500	8/06/2012	—	0.15402	—	8/06/2022
	3,750	8/01/2013	—	0.15402	—	8/1/2023
	3,750	2/24/2014	—	0.15402	—	2/24/2024
	400	2/24/2014	—	0.15402	—	2/24/2024
	3,750	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	1,000	2/2/2015	—	0.15402	—	2/2/2025
	175,131	11/2/2015	—	0.15402	—	11/2/2025
	1,250	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2016

Director Compensation

As of December 31, 2016, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. Our two employee directors, Mike Tomas and Kristin Comella, also are granted director options to purchase shares of our common stock In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of December 31, 2016, based on an aggregate of 127,012,740 common shares issued and outstanding and 678,805 shares issuance upon the conversion of securities, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2016. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	1,832,664	(1)	1.4

Kristin Comella, Chief Scientific Officer and Director	1,690,248	(2)	1.3

William P. Murphy, Director**	1,566,568	(3)	1.2

Mark P. Borman, Director	1,502,834	(4)	1.2

Sheldon T. Anderson, Director	1,505,282	(5)	1.2

All officers and directors as a group (5 persons)	8,097,596	(6)	6.0

Northstar Biotechnology Group, LLC	1,559,314	(7)	1.2

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr. and controlled by Gregory Knutson, a member of the Board of Directors appointed on March 5, 2017.

(1)
Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 1,824,385  shares of common stock issuable upon exercise of presently exercisable stock options .

(2)	Includes 1,690,248 shares of common stock issuable upon exercise of presently exercisable stock options.
(3)
Includes (i) 63,481 shares of common stock and (ii) 1,503,087 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.  Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 24 shares of common stock and (ii) 1,502,810 shares of common stock issuable upon exercise of presently exercisable stock options
(5)	Includes (i) 1,941 shares of common stock and (ii) 1,503,341 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes an aggregate of (i) 73,725 shares of common stock and (ii) 8,023,871 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(7)	Excludes any shares of Series A Preferred Stock which were subsequently converted to common stock pursuant to a Settlement Agreement dated March 1, 2017.

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

Effective May 22, 2014, the Company amended its articles of incorporation to increase the authorized shares of capital stock of the Company from nine hundred and fifty million (950,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively, to two billion (2,000,000,000) shares of shares of common stock and twenty million (20,000,000) shares of preferred stock, both $.001 par value respectively.

On October 12, 2015, the Company filed an amendment to its Articles of Incorporation and affected a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, and effective November 19, 2015. The Financial Industry Regulatory Authority (“FINRA”) declared the ex-dividend date for the dividend date as November 4, 2015 (the “2015 Reverse Split”).

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding and any contractual limitations. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, fully paid and not liable to further calls or assessment by the Company.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. Subsequently and prior to the 2015 “Reverse Split” , 20,000,000 shares were designated as Series A Preferred Stock.

The Series A Preferred Stock collectively has voting rights equal to 25 votes on all matters presented to be voted by the holders of common stock per share of preferred stock and the right to convert to one share of common stock for each share of preferred stock. Northstar Biotechnology Group, LLC was issued, prior to the 2015 “Reverse Split” , an aggregate of 20,000,000 shares of Series A Preferred Stock which were subsequently converted to common stock pursuant to a Settlement Agreement dated March 1, 2017.

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

Index

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2016 and 2015, our officers and directors have provided advances in the aggregate of $104,901 and $106,505 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On November 4, 2015, we issued 3,411 shares of common stock in settlement of $5,860 of related party advances.

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

On March 30, 2012, we and Northstar agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. We did not make the required payment, and as a result, was in default of the revised agreement We renegotiated the terms of the Note and Northstar agreed to suspend the requirement of principal payments by us and allow payment of interest-only in common stock.

On September 21, 2012, we issued 5,000 common stock purchase warrants to Northstar that was treated as additional interest expense upon issuance.

On October 1, 2012, we and Northstar entered into a limited waiver and forbearance agreement providing a recapitalized new note balance comprised of all sums due Northstar with a maturity date extended perpetually. The Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000 of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, we executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights.

In addition, we granted Northstar a perpetual license on products as described for resale, relicensing and commercialization outside the United States. In connection with the granted license, Northstar shall pay us a royalty of up to 8% on revenues generated.

Effective October 1, 2012, the effective interest rate was 12.85% per annum. The parties agreed, as of February 28, 2013, to reduce the interest rate to 7% per annum.

Index

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement.

In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, we are obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. We are required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

As described above, during the year ended December 31, 2013, we issued the 5,000,000 shares of Series A Convertible Preferred Stock and the 10,000 of common stock described above in exchange for the $210,000 as payment towards outstanding principle of the debt. In addition, we issued 15,000,000 shares of Series A Convertible Preferred Stock as a penalty in settlement of the terms of the forbearance agreement. The fair value of the Preferred Stock of $274,050 was included in interest expense for the year ended December 31, 2013.

On September 30, 2013, we issued 8,772 shares of its common stock as payment of $100,000 towards cash advances.

On December 24, 2013, we issued 3,916 shares of its common stock as payment of accrued interest through June 30, 2013 of $85,447.

On April 2, 2014, we issued 275 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2014 per the forbearance agreement.

On September 17, 2014, limited waiver and forbearance agreement entered into on October 1, 2012 to provide that the perpetual license on products as described for resale, relicensing and commercialization outside the United States was amended as such to condition upon NorthStar providing certain financing, which financing we, in its sole discretion, could decline and retain the license.

On October 3, 2014, we issued 515 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2014 per the forbearance agreement.

On April 3, 2015, we issued 1,363 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2015 per the forbearance agreement.

On October 2, 2015, we issued 4,156 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement.

On October 7, 2015, we issued 34,522 shares of its common stock in settlement of $100,000 principal payment towards the outstanding debt.

On April 7, 2016, we issued 57,778 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due April 1, 2016 per the forbearance agreement.

On October 6, 2016, we issued 848,490 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2016 per the forbearance agreement.

As of December 31, 2016 and 2015, the principal of this note was $262,000.

On March 1, 2017, the Series A Preferred share were converted to common stock pursuant to a Settlement Agreement dated March 1, 2017. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02) and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar.

Index

Officer and Director Notes

	2016	2015
Note payable, Beverly Murphy	50,000	50,000
Note payable, Mr. Tomas	81,420	252,250
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	221,865	287,772
Note payable, Ms. Comella	300,000	-
Total	$2,028,285	$1,465,022

Notes payable, Dr. Murphy

On November 4, 2015, we issued 270,800 shares of common stock in settlement of $465,200 of outstanding notes payable to Dr. Murphy.

Note payable, Ms. Murphy

At December 31, 2016 and 2015, we had outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Notes payable, Mr. Tomas

In 2013, we issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the years ended December 31, 2016 and 2015, we paid off $170,830 and $79,104 of the outstanding promissory note, respectively. The principal outstanding balance of this note as of December 31, 2016 and 2015 was $81,420 and $252,250, respectively.

On August 1, 2013, we issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principal outstanding balance of this note as of December 31, 2016 and 2015 was $375,000.

On July 1, 2014, we issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principal outstanding balance of this note as of December 31, 2016 and 2015 was $500,000.

On September 6, 2016, we issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of December 31, 2016 was $500,000.

Notes payable, Ms. Comella

On July 1, 2014, we issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the years ended December 31, 2016 and 2015, we paid off $65,907 and $11,693 of the outstanding promissory note, respectively. The principal outstanding balance of this promissory note as of December 31, 2016 and 2015 was $221,865 and $287,772, respectively.

On September 6, 2016, we issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due upon demand. The principal outstanding balance of this note as of December 31, 2016 is $300,000.

Transactions with Pavillion

During the year ended December 31, 2016 and 2015, we purchased $-0- and $242,271 of lab kits from Pavillion, Inc., a related party whose owner is related to an officer of the Company. As of December 31, 2016 and 2015, we had $106,455 and $74,793, respectively, in accounts payable owed to Pavillion.

Index

On May 1, 2016, we entered into a consulting agreement with Pavillion.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at our discretion, in shares of the Company’s common stock. For the year ended December 31, 2016, we incurred $80,000 under the agreement.

Item 14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

In December of 2012, U.S. Stem Cell engaged Fiondella, Milone, LaSaracina LLP (FML) to perform the 2012 audit. Aggregate fees billed to us for the fiscal years ended December 31, 2016 and 2015 by our independent registered public accounting firms are as follows:

Types of Fees	2016	2015
Audit Fees (1)	$82,500	$80,000
Audit Related Fees	$—	$13,000
Tax Fees	$5,000	$5,000
All Other Fees	—	—

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

Prior to engagement, the Audit Committee pre-approves the services and fees of the independent auditor within each of the above categories. During the year, it may become necessary to engage the independent auditor for additional services not previously contemplated as part of the engagement. In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit Committee specifically approve the services prior to the independent auditor’s commencement of those additional services. Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee may delegate the ability to pre-approve audit and non-audit services to one or more of its members provided the delegate reports any pre-approval decision to the Audit Committee at its next scheduled meeting. As of the date hereof, the Audit Committee has not delegated its ability to pre-approve audit.

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

2.1(43)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March ___, 2017.
2.2(43)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March ___, 2017.
2.3(43)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March ___, 2017.
3.1(6)	Amended and Restated Articles of Incorporation of the registrant, as amended
3.2(9)	Articles of Amendment to the Articles of Incorporation of the registrant
3.3(37)	Articles of Amendment to the Articles of Incorporation of the registrant
3.4 (8)	Amended and Restated Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the registrant
4.2(12)	Notice of Event of Default, from BlueCrest Venture Finance Master Fund Limited to the Company, dated January 28, 2009
4.3(12)	Notice of Acceleration, from BlueCrest Venture Finance Master Fund Limited to the Company, dated February 2, 2009
4.4(13)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(13)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(13)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(13)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(13)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(13)	Warrant to purchase 1,315,542 shares of the registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(14)	Warrant to purchase 451,043 shares of the registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(14)	Warrant to purchase 173,638 shares of the registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
4.12(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
4.13(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.14(19)	Registration Rights Agreement, dated July 23, 2009
4.15(4)	Warrant to purchase shares of the registrant’s common stock issued to the R&A Spencer Family Limited Partnership
4.15(19)	Subordination Agreement, dated July 23, 2009
4.16(19)	Note Purchase Agreement, dated July 23, 2009
4.17(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
4.20(6)	Warrant to purchase shares of the registrant’s common stock issued to Samuel S. Ahn, M.D.
4.23(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.27(11)	Form of Warrant Agreement for October 2008 Private Placement

Index
4.30(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $100,000, payable to Bruce Meyers
4.31 (34)	Series A Convertible Preferred Stock
4.32 (35)	Amendment to the Series A Convertible Preferred Stock
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.3(1)	Form of Option Agreement under 1999 Officers and Employees Stock Option Plan
10.4(3)	Form of Option Agreement under 1999 Directors and Consultants Stock Option Plan
10.5**(4)	Employment Letter Agreement between the registrant and Scott Bromley, dated August 24, 2006.
10.6(1)	Lease Agreement between the registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.16(4)	Material Supply Agreement, dated May 10, 2007, by and between the registrant and Biosense Webster
10.17(5)	Warrant to purchase shares of the registrant’s common stock issued to BlueCrest Capital Finance, L.P.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the registrant and Dan Marino
10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the registrant and William P. Murphy, Jr., M.D.
10.26**(10)	U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.28(11)	Form of Registration Rights Agreement for October 2008 Private Placement
10.29(19)	10% Convertible Promissory Note Due July 23, 2010, in the amount of $20,000, payable to Dana Smith
10.31(19)	Registration Rights Agreement, dated July 23, 2009
10.32(19)	Subordination Agreement, dated July 23, 2009
10.33(19)	Note Purchase Agreement, dated July 23, 2009
10.34(19)	Closing Confirmation of Conversion Election, dated July 23, 2009
10.35**(20)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.36(21)	Preliminary Commitment Letter with Seaside National Bank and Trust, dated September 30, 2010.
10.37(22)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(22)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(22)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.40(23)	Form of Subscription Agreement, executed November 30, 2010.
10.41(23)	Form of Common Stock Purchase Warrant, issued November 30, 2010.
10.42(23)	Form of Registration Rights Agreement, dated November 30, 2010.
10.43(24)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(24)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(24)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(24)	Subordination Agreement, dated January 3, 2011.
10.47(24)	Notice of Conversion Election, dated January 3, 2011.
10.48(25)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(25)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(25)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(25)	Subordination Agreement, dated May 16, 2011.
10.52(26)	Promissory Note for $139,728.82 with Lotus Funding Group, LLC, dated June 15, 2011.
10.53(26)	Partial Assignment and Modification Agreement, dated June 15, 2011.

Index
10.54(26)	Subordination Agreement, dated June 15, 2011.
10.55(27)	Promissory Note for $140,380.21 with Greystone Capital Partners, dated July 8, 2011.
10.56(27)	Partial Assignment and Modification Agreement, dated July 8, 2011.
10.57 (28)	Subordination Agreement, dated July 8, 2011.
10.58 (29)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated August 1, 2011.
10.59 (29)	Partial Assignment and Modification Agreement, dated August 1, 2011.
10.60 (29)	Subordination Agreement, dated August 1, 2011.
10.61 (30)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated September 1, 2011.
10.62 (30)	Partial Assignment and Modification Agreement, dated September 1, 2011.
10.63 (30)	Subordination Agreement, dated September 1, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (31)	Registration Rights Agreement dated as of November 2, 2011.
10.66(32)	Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012.
10.67(32)	Term Note B Promissory Note for $139,728.82 with Greystone Capital Partners, dated January 3, 2012.
10.68(32)	Unsecured Convertible Promissory Note for $63,000, with Asher Enterprises, Inc. dated April 2, 2012.
10.69(32)	Unsecured Convertible Promissory Note for $125,000, with IBC Funds LLC., dated January 9, 2013.
10.70(32)	Unsecured Convertible Promissory Note for $37,500, with Asher Enterprises, Inc. dated February 20, 2013.
10.71(32)	Unsecured Convertible Promissory Note for $42,500, with Asher Enterprises, Inc. dated January 9, 2013.
10.72**(33)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan.
10.73 (34)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.74(34)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.75(34)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.76(34)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.77**(35)	2013 Omnibus Equity Compensation Plan Amendment One.
10.78 (36)	Senior Convertible Note, dated October 1, 2015
10.79 (36)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.80 (36)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.81 (38)	Senior Convertible Note, dated December 3, 2015.
10.82 (38)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.83 (38)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.84 (38)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.85 (38)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March ___, 2017.
14.2(2)	Code of Business Conduct and Ethics
21*	Subsidiaries.
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2009.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(25)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011
(26)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on June 21, 2011
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15. 2011
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 13, 2012
(30)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on January 30, 2012
(31)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012
(32)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013
(33)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013
(34)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 12, 2014.
(35)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 19, 2014.
(36)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(37)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(38)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(39)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 2, 2016.
(40)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on July 28, 2016.
(41)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(42)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 16, 2016.
(43)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 7, 2017.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. STEM CELL, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
March 15, 2017

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

March 15, 2017

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

SIGNATURE	TITLE	DATE

/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	March 15, 2017
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	March 15, 2017
Mike Tomas

/s/ Mark P. Borman	Director	March 15, 2017
Mark Borman

/s/ Kristin Comella	Director	March 15, 2017
Kristin Comella

/s/ Sheldon Anderson	Director	March 15, 2017
Sheldon Anderson

/s/ Greg Knutson	Director	March 15, 2017
Greg Knutson

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

FORM 10-K—ITEM 8
U.S. STEM CELL, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Stem Cell, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida 33325

We have audited the accompanying balance sheets of US Stem Cell, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Stem Cell, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 15, 2017

Index

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$270,720	$58,372
Accounts receivable, net	16,025	35,032
Inventory	42,218	17,406
Prepaid and other	-	4,832
Total current assets	328,963	115,642

Property and equipment, net	20,969	14,172

Other assets
Investments	67,544	89,139
Deposits	10,160	10,160

Total assets	$427,636	$229,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including $104,458 and $104,089 to related parties, respectively	$1,290,292	$1,503,501
Accrued expenses	904,772	726,751
Advances, related party	104,901	106,505
Deferred revenue	126,932	71,961
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $71,449 and $78,864 respectively	3,551	71,136
Notes payable, related party	2,290,285	1,727,022
Notes payable, net of debt discount of $103,479 and $249,205, respectively	680,336	608,502
Derivative liabilities	297,156	423,927
Total current liabilities	6,163,511	5,704,591

Long term debt:
Deferred revenue	71,500	-
Promissory note, long term portion, net of debt discount of $169,072 and $240,522, respectively	1,228,690	1,232,241
Notes payable, long term portion	982,579	983,727
Note payable, long term portion, related party	-	30,000
Total long term debt	2,282,769	2,245,968

Total liabilities	8,446,280	7,950,559

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 127,012,740 and 1,813,689 shares issued and 127,012,740 and 1,728,478 outstanding as of December 31, 2016 and 2015, respectively	127,013	1,814
Additional paid in capital	115,981,103	114,555,110
Treasury stock, 0 and 85,211 shares as of December 31, 2016 and 2015, respectively	-	(221,996)
Accumulated deficit	(124,146,760)	(122,076,374)
Total stockholders’ deficit	(8,018,644)	(7,721,446)

Total liabilities and stockholders’ deficit	$427,636	$229,113

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenue:
Products	$1,827,355	$1,356,864
Services	1,255,906	834,313
Total revenue	3,083,261	2,191,177

Cost of sales	972,009	972,957

Gross profit	2,111,252	1,218,220

Cost and operating expenses:
Research and development	919	10,000
Marketing, general and administrative	3,264,107	3,808,628
Depreciation and amortization	5,785	5,326
Total operating expenses	3,270,811	3,823,954

Net loss from operations	(1,159,559)	(2,605,734)

Other income (expenses):
Gain on settlement of debt, net	53,690	2,620,233
Gain on disposal of equipment	500	-
Gain on change of fair value of derivative liability	56,244	15,095
Income from equity investment	153,405	38,542
Other income	10,975	13,282
Interest expense	(1,185,641)	(1,723,298)
Total other income (expenses)	(910,827)	963,854

Net loss before income taxes	(2,070,386)	(1,641,880)

Income taxes (benefit)	-	-

NET LOSS	$(2,070,386)	$(1,641,880)

Net loss per common share, basic and diluted	$(0.09)	$(1.80)

Weighted average number of common shares outstanding, basic and diluted	24,150,996	912,062

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2016

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2014	20,000,000	$20,000	581,433	$581	$109,519,913	$-	$(120,434,494)	$(10,894,000)
Common stock issued in settlement of accounts payable and accrued interest	-	-	67,944	68	236,818		-	236,886
Common stock issued in settlement of guarantor fees	-	-	24,353	24	170,077		-	170,101
Common stock issued in connection with settlement of other debt	-	-	1,037,645	1,038	2,818,666		-	2,819,704
Proceeds from issuance of common stock	-	-	95,664	96	582,712		-	582,808
Common stock issued in settlement of litigation	-	-	6,650	7	59,843		-	59,850
Fair value of common stock warrants issued in settlement of accounts payable	-	-	-	-	14,886	-	-	14,886
Purchase of 85,211 shares of Company’s common stock at average cost of $2.61 per share	-	-	-	-	-	(221,996)	-	(221,996)
Stock based compensation	-	-	-	-	1,152,195	-	-	1,152,195
Net loss	-	-	-	-	-	-	(1,641,880)	(1,641,880)
Balance, December 31, 2015	20,000,000	$20,000	1,813,689	$1,814	$114,555,110	$(221,996)	$(122,076,374)	$(7,721,446)

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2016

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2016	20,000,000	$20,000	1,813,689	$1,814	$114,555,110	$(221,996)	$(122,076,374)	$(7,721,446)
Common stock issued in settlement of accounts payable and accrued interest	-	-	2,464,294	2,464	114,246	-	-	116,710
Common stock issued in connection with settlement of other debt	-	-	102,901,904	102,902	1,083,885	-	-	1,186,787
Common stock issued in settlement of note payable, related party	-	-	14,606	14	6,558	-	-	6,572
Proceeds from issuance of common stock	-	-	19,913,708	19,914	40,086	-	-	60,000
Purchase of 10,250 shares of Company’s common stock at average cost of $0.76 per share	-	-	-	-	-	(7,817)	-	(7,817)
Treasury shares canceled and returned to authorized	-	-	(95,461)	(95)	(229,718)	229,813	-	-
Change in fair value of re-priced employee stock options	-	-	-	-	934	-	-	934
Stock based compensation	-	-	-	-	410,002	-	-	410,002
Net loss	-	-	-	-	-	-	(2,070,386)	(2,070,386)
Balance, December 31, 2016	20,000,000	$20,000	127,012,740	$127,013	$115,981,103	$-	$(124,146,760)	$(8,018,644)

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,070,386)	$(1,641,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,785	5,326
Bad debt expense	5,640	38,599
Discount on convertible debt	675,650	818,404
Change in fair value of derivative liability	(56,244)	(15,095)
Gain on settlement of debt	(53,690)	(2,620,233)
Gain on sale of equipment	(500)	-
Common stock issued in settlement of litigation	-	59,850
Related party notes payable issued for services rendered	800,000	-
Non cash payment of interest	193,946	528,915
Income on equity investments	(153,405)	(38,542)
Stock based compensation	410,002	1,152,195
Change in fair value of re-priced employee options	934	-
(Increase) decrease in:
Receivables	13,367	21,778
Inventory	(24,812)	(17,406)
Prepaid and other current assets	4,832	4,423
Increase (decrease) in:
Accounts payable	10,464	434,490
Accrued expenses	224,188	365,525
Deferred revenue	126,471	58,961
Net cash provided by (used in) operating activities	112,242	(844,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	175,000	(10,000)
Proceeds from sale of property and equipment	500	-
Purchase of treasury stock	(7,817)	(221,996)
Acquisitions of property and equipment	(12,582)	(2,035)
Net cash provided by (used in) investing activities	155,101	(234,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	60,000	582,808
Proceeds from notes payable	523,089	770,052
Net proceeds from related party advances	15,000	13,606
Repayments of related party notes	(266,737)	-
Repayments of notes payable	(386,347)	(266,047)
Net cash (used in) provided by financing activities	(54,995)	1,100,419

Net increase in cash and cash equivalents	212,348	21,698

Cash and cash equivalents, beginning of period	58,372	36,674
Cash and cash equivalents, end of period	$270,720	$58,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$65,522	$321,846
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable and accrued interest	$497,312	$926,381
Common stock issued in settlement of accounts payable	$255,686	$236,886
Common stock issued in settlement of note and advances payable, related party	$10,000	$471,101
Common stock issued in settlement of guarantor fees	$-	$170,101
Promissory note issued in exchange for subordinated debt and accrued expenses	$-	$1,697,762
Note payable issued in settlement of legal fees	$-	$15,000
Common stock warrant issued in settlement of accounts payable	$-	$14,886

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

On October 12, 2015, the Company amended its Articles of Incorporation to change its name from Bioheart, Inc. to U.S. Stem Cell, Inc. and to implement a reverse stock split in the ratio of 1 share for every 1,000 shares of common stock. This amendment was approved and filed of record by the Florida Secretary of State on October 12, 2015, effective on October 19, 2015.  FINRA has declared the Company’s 1-for-1,000 reverse stock split market effective as of November 4, 2015. In addition, the ticker symbol was BHRTD for 20 business days from November 4, 2015 at which point was changed to USRM. These financial statements have been retroactively restated to reflect the reverse stock split (see Note 10).

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

Revenues for kits and equipment sold are not recorded until kits and equipment are received by the customer. Revenues from trainings are recognized when the training occurs. Any cash received as a deposit for trainings are recorded by the company as a liability.

Patient treatments and laboratory services revenue are recognized when those services have been completed or satisfied.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE). The multiple elements include stem cell banking, dose retrieval and yearly storage fees.

At December 31, 2016 and 2015, the Company had deferred revenues of $198,432 and $71,961, respectively.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2016 and 2015, allowance for doubtful accounts was $12,487 and $-0-, respectively.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent ownership of U.S. Stem Cell Clinic, LLC utilizing the equity method of accounting. (See Note 3)

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during 2016 and 2015.

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

The computation of basic and diluted income (loss) per share as of December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2016	2015
Convertible notes payable	238,046,980	677,540
Options to purchase common stock	23,555,777	555,820
Warrants to purchase common stock	139,145	139,367
Totals	261,741,902	1,372,727

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2016, there were outstanding stock options to purchase 23,555,777 shares of common stock, 8,380,503 shares of which were vested. (See Note 11)

Treasury Stock

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

As of December 31, 2016, four customers represented 45%, 13%, 13% and 12%, respectively, representing an aggregate of 83% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 32%, 18% and 16% respectively, representing an aggregate of 66% of the Company’s accounts receivable.

For the year ended December 31, 2016, the Company’s revenues earned from the sale of products and services to one customer, a related party, were $487,710, which represented 16% of the Company’s revenues. For the year ended December 31, 2015, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.

Reliance on Key Personnel and Consultants

The Company has seven full-time employees and one part-time employee. The Company is heavily dependent on the continued active participation of its two current executive officers, one employee and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $919 and $10,000 for the years ended December 31, 2016 and 2015, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2016 and 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 7 and Note 9).

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2016, the Company incurred net losses of $2,070,386 and as of December 31, 2016 has a working capital deficit of $5,834,548. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2016 and 2015 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2017 and beyond as it develops its business model. The Company has stockholders’ deficiencies at December 31, 2016 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC was $153,405 and $38,542 for the year ended December 31, 2016 and 2015, respectively, (inception to date income of $182,830) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the year ended December 31, 2016, the Company received distributions totaling $175,000 from U.S. Stem Cell Clinic, LLC.  The carrying value of the investment at December 31, 2016 and 2015 was $67,544 and $89,139, respectively.

At December 31, 2016 and 2015, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $12,713 and $5,946 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2016 and 2015 were $487,710 and $182,922, respectively.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 is summarized as follows:

	2016	2015
Laboratory and medical equipment	$342,218	$353,253
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	48,788	48,788
Leasehold improvements	362,046	362,046
	883,462	894,497
Less accumulated depreciation and amortization	(862,493)	(880,325)
	$20,969	$14,172

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.  During the year ended December 31, 2016, the Company sold fully depreciated equipment for net proceeds (and gain) of $500.

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

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$154,296	$64,199
Interest payable on notes payable	599,510	467,664
Vendor accruals and other	146,429	147,244
Employee commissions, compensation, etc.	4,537	47,644
	$904,772	$726,751

During the year ended December 31, 2016, the Company issued an aggregate of 2,464,294 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $138,976 net gain in settlement of debt.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

NOTE 7 — NOTES PAYABLE

Promissory notes payable were comprised of the following as of December 31, 2016 and 2015:

	2016	2015
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Daniel James Management notes payable	7,940	75,000
Fourth Man, LLC notes payable	100,000	77,450
Magna Group notes payable	130,455	125,000
Power Up Lending Group notes payable	159,300	194,235
Equipment finance lease	3,727	4,777
Total notes payable	1,766,394	1,841,434
Less unamortized debt discount	(103,479)	(249,205)
Total notes payable net of unamortized debt discount	1,662,915	1,592,229
Less current portion	(680,336)	(608,502)
Long term portion	$982,579	$983,727

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

Hunton & Williams Notes

At December 31, 2016 and 2015, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Asher Notes

2015 Notes

During the year ended December 31, 2015, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”) or affiliates, for the sale of 8% convertible notes in aggregate principal amount of $180,000 (the “Asher Notes”). The Company incurred legal fees in the amount of $15,000 which were deducted from the proceeds of the notes.

The Asher Notes bear interest at the rate of 8% per annum. As of the year ended December 31, 2015, all interest and principal must be repaid nine months from the issuance date, with the last note being due February 6, 2016. The Asher Notes are convertible into shares of common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the shares of common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Asher Notes (See Note 9).

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

During the year ended December 31, 2015, $151,000 of notes plus accrued interest that were outstanding at December 31, 2014, and $180,000 of notes plus accrued interest that were issued during 2015, was converted into shares of the Company’s common stock (See Note 10).

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
DECEMBER 31, 2016 AND 2015

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

2016 Notes

During the year ended December 31, 2016, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $75,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the year ended December 31, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due March 9, 2017. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (See Note 9)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at December 31, 2016 was $9,436. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $139,691 of the embedded derivatives.

During the year ended December 31, 2016, $75,000 of promissory notes plus accrued interest that were outstanding at December 31, 2015 and $67,060 of promissory notes plus interest issued in the current year were converted into shares of the Company’s common stock, respectively (See Note 10).

The remaining aggregate promissory notes to Daniel unconverted principle balance as of December 31, 2016 was $7,940. The remaining unamortized debt discount at December 31, 2016 was $1,483.

Fourth Man, LLC

2015 Notes

During the year ended December 31, 2015, the Company entered into Securities Purchase Agreements with Fourth Man, LLC. (“Fourth Man”) for the sale of a 9.5% convertible notes in the aggregate principal amount of $150,000 (the “Notes”).

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The remaining aggregate Fourth Man, LLC Notes unconverted principle balance as of December 31, 2015 was $77,450.

2016 Notes

During the year ended December 31, 2016, the Company entered into Securities Purchase Agreements with Fourth Man, LLC (“Fourth Man”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $100,000 (the “Fourth Man Notes”).

The Fourth Man Notes bear interest at the rate of 9.5% per annum. As of the year ended December 31, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due September 19, 2017. The Fourth Man Notes are convertible into common stock, at holder’s option, at a 49% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Fourth Man Notes. These embedded derivatives included certain conversion features and reset provision. (See Note 9)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at December 31, 2016 was $151,236. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $216,050 of the embedded derivatives.

During the year ended December 31, 2016, $77,450 of promissory notes plus accrued interest that were outstanding at December 31, 2015 were converted into shares of the Company’s common stock (see Note 10).

The remaining aggregate promissory notes to Fourth Man unconverted principle balance as of December 31, 2016 were $100,000. The remaining unamortized debt discount at December 31, 2016 is $53,503.

Magna Group

2015 Notes

On October 1, 2015, the Company entered into a securities purchase agreement  with Magna Equities II, LLC.  The purchase agreement provides that Magna shall purchase from the Company on the closing date a senior convertible note with an initial principal amount of $110,000 for a purchase price of $100,000.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

2016 Notes

On December 3, 2015, the Company entered into a Securities Purchase Agreement with Magna Equities II, LLC (“Magna”) for the sale of a 12% convertible promissory note in the principal amount of $262,500 (the “Note”).  The Note was subsequently funded in February 2016 upon effectiveness of the Company’s registration statement (see below). Proceeds from the Note were $250,000 (less an original issue discount of 5% or $12,500).

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

On December 12, 2015, the Company filed a Registration Statement on Form S-1 to register 341,718 shares of common issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500. The latter note was funded in February 2016.  The Registration Statement on Form S-1 was declared effective on February 12, 2016

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Notes to Magna and to fair value as of each subsequent reporting date which at December 31, 2016 was $136,460. At the inception of the Notes, the Company determined the aggregate fair value of $263,204 of the embedded derivatives.

During the year ended December 31, 2016, $257,045 of the promissory notes were converted into shares of the Company’s common stock (See Note 9).

The remaining aggregate Magna Group promissory notes unconverted principle balance as of December 31, 2016 was $130,455.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

PowerUp Lending Group, Ltd

2015 Note

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

2016 Notes

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

The remaining principle balance of the PowerUp Lending Group promissory note payable at December 31, 2016 is $159,300.

At December 31, 2016, the Company has recorded interest expense in the amount of $27,007 under the terms of the agreement. The remaining unamortized debt discount at December 31, 2016 is $48,493.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the year ended December 31, 2016 and 2015, the Company amortized $78,864 and $49,229 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at December 31, 2016 is $240,521.

In connection with the settlement, the Company recorded a gain on settlement of debt of $1,169,058 during the year ended December 31, 2015.

During 2016 and 2015, the Company made principle payments of $150,000 and $75,000 on the promissory note, respectively.

As of December 31, 2016, the remaining principle due was $1,472,762.

Summary:

The Company has identified the embedded derivatives related to the Asher, Daniel, Fourth Man and Magna promissory notes. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at December 31, 2016 was $297,132. The fair value of the embedded derivatives at issuance of the Daniel, Fourth Man and Magna promissory notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 178.42% to 213.94%, (3) weighted average risk-free interest rate of 0.45% to 0.69%, (4) expected lives of 0.79 to 1.00 years, and (5) estimated fair value of the Company’s common stock from $0.0145 to $0.9342 per share.

The initial fair value of the embedded debt derivative of $618,946 was allocated as a debt discount up to the proceeds of the notes ($425,000) with the remainder ($193,946) charged to current period operations as interest expense. For the year ended December 31, 2016 and 2015, the Company amortized an aggregate of $596,786 and $768,241 of debt discounts to current period operations as interest expense, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2016 and 2015, the Company’s officers and directors have provided advances in the aggregate of $104,901 and $106,505 respectively, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

On November 4, 2015, the Company issued 3,411 shares of common stock in settlement of $5,860 of related party advances.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the Company is obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties agreed to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. The Company and the preferred shareholder are in litigation regarding the number of votes currently held by that shareholder (See Note 10). The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

On October 6, 2016, the Company issued 848,490 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2016 per the forbearance agreement.

As of December 31, 2016 and 2015, the principal of this note was $262,000.

U.S Stem Cell Clinic

On November 6, 2015, the Company issued a 4% promissory note to U.S. Stem Cell Clinic for $30,000 due November 3, 2017. During 2016, the Company paid off the amount in full.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Officer and Director Notes

	2016	2015
Note payable, Beverly Murphy	$50,000	$50,000
Note payable, Mr. Tomas	81,420	252,250
Note payable, Mr. Tomas	375,000	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	221,865	287,772
Note payable, Ms. Comella	300,000	-
Total	$2,028,285	$1,465,022

Notes payable, Dr. Murphy

On November 4, 2015, the Company issued 270,800 shares of common stock in settlement of $465,200 of outstanding notes payable to Dr. Murphy.

Note payable, Ms. Murphy

At December 31, 2016 and 2015, the Company has outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the years ended December 31, 2016 and 2015, the Company paid off $170,830 and $79,104 of the outstanding promissory note, respectively. The principal outstanding balance of this note as of December 31, 2016 and 2015 was $81,420 and $252,250, respectively.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. The principal outstanding balance of this note as of December 31, 2016 and 2015 was $375,000.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principal outstanding balance of this note as of December 31, 2016 and 2015 was $500,000.

On September 6, 2016, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of December 31, 2016 was $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the years ended December 31, 2016 and 2015, the Company paid off $65,907 and $11,693 of the outstanding promissory note, respectively. The principal outstanding balance of this promissory note as of December 31, 2016 and 2015 was $221,865 and $287,772, respectively.

On September 6, 2016, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due upon demand. The principal outstanding balance of this note as of December 31, 2016 is $300,000.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Transactions with Pavillion

During the year ended December 31, 2016 and 2015, the Company purchased $-0- and $242,271 of lab kits from Pavillion, Inc., a related party whose owner is related to an officer of the Company. As of December 31, 2016 and 2015, the Company had $106,455 and $74,793, respectively, in accounts payable owed to Pavillion.

On May 1, 2016, the Company entered into a consulting agreement with Pavillion.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the year ended December 31, 2016, the Company has incurred $80,000 under the agreement.

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

At December 31, 2016, the fair value of the reset provision related to the embedded derivative liability of $24 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 232.12%; risk free rate: 1.93%; and expected life: 5.75 years. The Company recorded a gain on change in derivative liabilities of $12,185 and $137,710 during the years ended December 31, 2016 and 2015, respectively.

Convertible notes

In 2016 and 2015, the Company issued convertible promissory notes (See Note 7).

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

The fair value of the embedded derivatives at December 31, 2016, in the amount of $297,132, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 232.12%, (3) weighted average risk-free interest rate of 0.51% to 0.62%, (4) expected lives of 0.19 to 0.72 years, and (5) estimated fair value of the Company’s common stock of $0.0019 per share. The Company recorded a gain (loss) on change in derivative liabilities of $44,059 and $(122,615) during the years ended December 31, 2016 and 2015.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the Board of Directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock (currently held by Northstar Biotechnology Group, LLC). Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 20 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities. In lieu of the initial two payments due to Northstar on April 1, 2013 and October 1, 2013, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders (see Note 8).

During the year ended December 31, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (see note 8 above).

Common stock

On October 12, 2015, the Company filed an amendment to its Articles of Incorporation and affected a 1-for-1,000 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value, and effective November 19, 2015. The Financial Industry Regulatory Authority (“FINRA”) declared the ex-dividend date for the dividend date as November 4, 2015.  All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split as if it had occurred on the first day of the first period presented resulting in the transfer of $580,852 from common stock to additional paid in capital at December 31, 2014.

During the year ended December 31 2016, the Company issued an aggregate of 102,901,904 shares of its common stock for the conversion of $497,312 of promissory notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $689,473 (See Note 14).

During the year ended December 31, 2016, the Company purchased 10,250 shares of the Company’s common stock in the open market at an average cost of $0.76 per share.

During the year ended December 31, 2016, the Company returned and canceled 95,461 shares of the Company’s common stock previously purchased (treasury shares)  at an average cost of $2.41 per share.

On February 12, 2016, the Company issued 14,606 shares of its common stock in settlement of $10,000 of the outstanding advances due.  In connection with the settlement, the Company realized a net gain on settlement of debt of $3,427 (See Note 8).

On April 7, 2016, the Company issued 57,778 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 8).

On October 6, 2016, the Company issued 848,490 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 8).

During the year ended December 31, 2016, the Company issued an aggregate of 1,558,026 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $138,976 net gain in settlement of debt.

During the year ended December 31, 2016, the Company issued 19,913,708 shares of common stock for $60,000.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

On October 2, 2015, the Company issued 4,156 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 8).

During the year ended December 31, 2015, the Company issued an aggregate of 763,434 shares of its common stock for the conversion of $949,017 of notes payable and related accrued interest. Upon conversion of the notes, the Company recorded an adjustment to the derivative liability in the amount of $1,399,628 (see Note 14).

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

During the year ended December 31, 2015, the Company issued an aggregate of 87,812 shares of common stock in exchange for $521,538 under the stock purchase agreement with Magna Equities II, LLC, and issued an aggregate of 7,852 shares of common stock in exchange for $61,270. In connection with the stock sale, the Company issued an aggregate of 1,444 warrants to purchase the Company’s common stock (see Note 11).

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the U.S. Stem Cell Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million shares of common stock for issuance and effective September 16, 2016, approved an addition of twenty five million shares of common stock to the reserve.

A summary of options at December 31, 2016 and activity during the two years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2015	66,933	$56.00	8.9
Granted	489,116	$1.98	10.0
Exercised	—
Forfeited/Expired	(229)	$5,103.28
Options outstanding at December 31, 2015	555,820	$6.43	9.6
Granted	23,000,000	$0.02	10.0
Exercised	—
Forfeited/Expired	(43)	$1,960.39
Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Options exercisable at December 31, 2016	8,380,503	$0.06	9.7
Available for grant at December 31, 2016	9,383,070

The following information applies to options outstanding and exercisable at December 31, 2016:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0196	22,850,000	9.72	$0.0196	7,850,000	$0.0196
0.15402	705,412	8.74	0.15402	530,213	0.15402
19.32	150	7.85	19.32	75	19.32
70.00	100	4.66	70.00	100	70.00
210.00	40	4.62	210.00	40	210.00
680.00	40	3.11	680.00	40	680.00
5,250.00	35	1.30	5,250.00	35	5,250.00
Total	23,555,777	9.69	$0.033	8,380,503	$0.05529

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

On April 18, 2016, the Company re-priced an aggregate of 555,433 previously issued options with exercise prices from $1.71 to $7,688.83 per share to $0.15402 per share.  All other terms and conditions were unchanged. The aggregate change in fair value of $934, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 184.48% and Risk free rate: 0.22% to 1.78%, was charged to current period operations.

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

On February 2, 2015, the Company granted an aggregate 7,000 options to purchase the Company’s common stock at $11.16 per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $121,735, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 142.65% and Risk free rate: 1.68%.

On August 24, 2015, the Company granted 100 options to purchase the Company’s common stock at $5.31 per share to a consultant, vesting immediately and exercisable over 4 years. The aggregate fair value of $347, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 129.01% and Risk free rate: 1.39%.

On November 2, 2015, the Company granted an aggregate of 467,016 options to purchase the Company’s common stock at $1.713 per share to two officers, vesting immediately and exercisable over 10 years. The aggregate fair value of $738,405 determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.57%.

On November 2, 2015, the Company granted an aggregate of 15,000 options to purchase the Company’s common stock at $6.24 per share to two officers, vesting over four years on each anniversary and exercisable over 10 years. The aggregate fair value of $23,512, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 160.66% and Risk free rate: 1.93%.

The fair value of all options vesting during the year ended December 31, 2016 and 2015 of $410,385 and $1,156,435, respectively, was charged to current period operations.

As of December 31, 2016, the Company had approximately $438,472 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 1.33 years.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Warrants

A summary of common stock purchase warrants at December 31, 2016 and activity during the two years ended December 31, 2016 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	150,620	$170.00	6.6
Issued	2,072	$19.98	8.18
Exercised	-
Expired	(13,325)	$24.00
Outstanding at December 31, 2015	139,367	$182.26	6.3
Issued	-
Exercised	-
Expired	(222)	$5,966.40
Outstanding at December 31, 2016	139,145	$173.03	5.5
Exercisable at December 31, 2016	135,600	$89.42	5.5

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2016:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	6.0	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	5.1	$24.52	28,743	$24.62
	$30.01 – $40.00	628	0.6	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.9	$48.36	5,253	$48.41
	$50.01 – $60.00	543	4.6	$60.00	543	$60.00
$	>60.00	7,870	3.3	$2,735.01	6,325	$1,524.67
		139,145	5.5	$173.03	135,600	$89.42

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

On February 4, 2016, the Company amended its facility lease to extend the term of the lease until August 31, 2019. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2016 are as follows:

Period ending December 31,
2017	87,674
2018	87,674
2019	58,448
Total	$233,796

Employment agreements

On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Mike Tomas, Chief Executive Officer, at $525,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors will grant Mr. Tomas options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $500,000 and options to acquire 10,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form a six month promissory note.  On November 2, 2015, the Company granted Mr. Tomas  - 291,885 options to acquire the Company’s stock with an exercise price of $1.713 per share, vesting immediately and expiring  ten years from the date of issuance.  On September 6, 2016, the Company’s Board of Directors approved a cash bonus of $500,000 that will accrue interest at 5% per annum until paid.  In addition, the Company granted Mr. Tomas 10,000,000 options to acquire the Company’s stock with an exercise price of $0.0196, vesting over four years on the anniversary and expiring ten years from the date of issuance.

 On July 28, 2014, the Company’s Board of Directors approved the 2014/2015 salary for Kristin Comella, Chief Scientific Officer, at $250,000 per year, beginning July 1, 2014 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors will grant Ms. Comella options to be determined on or before June 30, 2015. The Company’s Board of Directors approved a bonus of $300,000 and options to acquire 5,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 1, 2014. The cash bonus may be paid in the form a six month promissory note. On November 2, 2015, the Company granted Ms. Comella 175,131 options to acquire the Company’s stock with an exercise price of $1.713 per share, vesting immediately and expiring ten years from the date of issuance. On September 6, 2016, the Company’s Board of Directors approved a cash bonus of $300,000 that will accrue interest at 5% per annum until paid.  In addition, the Company granted Ms. Comella 5,000,000 options to acquire the Company’s stock with an exercise price of $0.0196, vesting over four years on the anniversary and expiring ten years from the date of issuance.

Royalty Agreement

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Middle East for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.

Litigation

On March 19 2015, the Company settled a prospective dispute with a third party over the use of proprietary information through the issuance of 6,650 shares of common stock. (See Note 10)

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

On February 8, 2016, a collection lawsuit was filed in Broward County, specifically Roche Diagnostics Corp. v. U.S. Stem Cell, Inc., demanding judgement against the Company for an aggregate of $42,246 plus interest and costs for alleged unpaid product.  During the year ended December 31, 2016, the Company settled all matters for a net payment of $8,500.

On August 30th, 2016 Northstar Biotech Group, LLC (“NorthStar”) filed suit against the Company seeking  a declaratory judgment as to whether its 20,000,000 Series A Preferred Shares were the subject of the Company’s reverse stock split effective November 4, 2015. On March 1, 2017, Northstar and the Company entered into a settlement agreement related to this dispute (the “Settlement Agreement”). Pursuant to the terms and conditions of the Settlement Agreement, Northstar, previously a holder of Company preferred stock, has converted such preferred stock to twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02) and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2016 other then described above.

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2016	2015
Income taxes using U.S. federal statutory rate	$(703,931)	$(575,971)
State income taxes, net of federal benefit	(76,227)	(47,571)
Return to Provision adjustments	4,499	116,025
Stock Option Expirations5	-	-
Net Operating Loss adjustments	-	-
Nontaxable Gain on Derivative Instrument	(19,123)	8,101
Change in Valuation Allowance	790,174	493,123
Other	4,608	6,293
	$-	$-

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

At December 31, 2016 and 2015, the significant components of the deferred tax assets (liabilities) are summarized below:

	2016	2015
Deferred tax assets:
Stock Based Compensation	$5,253,166	$5,099,422
Net Operating Losses	36,939,801	36,323,004
Other	44,407	24,774
Total deferred tax assets	42,237,374	41,447,200

Deferred tax liabilities:	-	—
Total deferred tax liabilities	-	—
Valuation allowance	42,237,374	41,447,200
Net deferred tax assets	$-	$—

As of December 31, 2016 and December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $98.2 million and $96.5 million, respectively, which expire at various dates from 2019 through 2036. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2016 and December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $98.2 million and $96.5 million, respectively, which expire at various dates from 2019 through 2036.

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016 and 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2016, in the amount of $297,156 has a level 3 classification.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016:

	Warrant Liability	Debt Derivative
Balance, December 31, 2014	$149,920	$591,351
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	1,097,379
Mark-to-market at December 31, 2015:	(137,711)	122,616
Transfers out of Level 3 upon conversion and settlement of notes	—	(1,399,628)
Balance, December 31, 2015	12,209	411,718
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	618,946
Mark-to-market at December 31, 2016:	(12,185)	(44,059)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(689,473)
Balance, December 31, 2016	$24	$297,132
Net gain for the period included in earnings relating to the liabilities held at December 31, 2016	$12,185	$44,059

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2016, the Company’s stock price dropped 99% from December 31, 2015. As the stock price drops for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Decreases in expected volatility would generally result in a lower fair value measurement. A 10 percent change in pricing inputs and changes in volatilities and correlation factors would result in less than a $13,000 change in our Level 3 fair value.

NOTE 15 — SUBSEQUENT EVENTS

Northstar Biotech Group, LLC

On August 30th, 2016 Northstar Biotech Group, LLC (“NorthStar”) filed suit against the Company seeking  a declaratory judgment as to whether its 20,000,000 Series A Preferred Shares were the subject of the Company’s reverse stock split effective November 4, 2015. On March 1, 2017, Northstar and the Company entered into a settlement agreement related to this dispute (the “Settlement Agreement”). Pursuant to the terms and conditions of the Settlement Agreement, Northstar, previously a holder of Company preferred stock, has converted such preferred stock to twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02) and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar. On March 9, 2017, the Company issued the 30,000,000 shares of its common stock, as described above.

GACP Stem Cell Bank LLC.

On March 3, 2017, the Company entered into an Asset Sale and Lease Agreement with GACP Stem Cell Bank LLC, a Florida limited liability company (“GACP) to sell to GACP, the Company Equipment Assets (the “Equipment Assets”) related to the segment of the Company business involving collecting, growing and banking cell cultures for future use in connection with regenerative medicine purposes (the “Human Banking Business”). Simultaneous with the sale of the Equipment Assets, the Company leased back the Equipment Assets for a term of three years. The purchase price for the Equipment Assets was Four Hundred Thousand Dollars ($400,000). As consideration for the lease back of the Equipment Assets, the Company will pay base rent of Twenty thousand Dollars ($20,000) per month plus a graduating payment of percentage rent for each of the three years. In addition, GACP has undertaken to open stem cell clinics with a penalty provision to the benefit of the Company for any shortfall.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

On March 3, 2017, the Company entered into an Asset Purchase Agreement with GACP to sell to GACP additional non-equipment assets specifically related to the Human Banking Business (the “Purchased Assets”) for a purchase price of $50,000. Furthermore, the Company agreed to provide GACP with customer leads and revenue generation opportunities that could benefit the Human Banking Business. Additional agreements for any pre-closing deposits (as defined in the Purchase Agreement) and the Company property lease are provided within the Purchase Agreement.

In conjunction with the Asset Sale and Lease Agreement and the Asset Purchase Agreement, on March 3, 2017, the Company entered into a Customer Purchase Agreement with GACP in which GACP purchased all added customer contracts and related assets with respect to new customers of the Human Banking Business starting the effective date of the Asset Sale and Lease Agreement for a purchase price of $50.000. The Customer Purchase Agreement is effective upon the expiry of the Asset Sale and Lease Agreement period (three years or earlier termination).

In conjunction with the Asset Sale and Lease Agreement, the Asset Purchase Agreement, and the Customer Purchase Agreement, on March 3, 2017, the Company entered into a Non-Competition and Non-Solicitation Agreement with GACP, the restrictive period of which is defined in the Non-Competition and Non-Solicitation Agreement.

Subsequent stock issuances

In January 2017, the Company issued an aggregate of 1,255,623 shares of its common stock in payment of services rendered and 45,531,246 shares of its common stock in settlement of convertible notes and accrued interest of $58,075 and $1,820, respectively.

In February 2017, the Company issued an aggregate of 76,082,378 shares of its common stock in settlement of convertible notes and interest of $95,435 and $23,642, respectively.

In March 2017, the Company issued 3,225,807 shares of its common stock in payment of $25,000 of legal services and an aggregate of 42,657,254 of its common stock in settlement of convertible notes and interest of $59,865 and $3,571, respectively.

Stock Options

On February 6, 2017, the Company issued 16,200,000 stock options to US Stem Cell Inc. employees.