Form 10-Q
period 2017-03-31
U.S. Stem Cell, Inc.
filed 2017-05-02
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017 OR
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

Large accelerated filer ☐		Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, there were 335,429,659 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$619,109	$270,720
Accounts receivable, net	59,880	16,025
Inventory	41,006	42,218
Total current assets	719,995	328,963

Property and equipment, net	608,495	20,969

Other assets
Investments	46,911	67,544
Deposits	10,160	10,160

Total assets	$1,385,561	$427,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including $144,343 and $108,458 to related parties, respectively	$1,464,637	$1,290,292
Accrued expenses	987,303	904,772
Advances, related party	104,901	104,901
Deferred revenue	175,665	126,932
Deferred gain on sale of equipment	128,845	-
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $70,525 and $71,449 respectively	4,475	3,551
Notes payable, related party	1,782,292	2,290,285
Notes and capital leases payable, net of debt discount of $52,548 and $103,479, respectively	1,501,793	680,336
Derivative liabilities	-	297,156
Total current liabilities	6,615,197	6,163,511

Long term debt:
Deferred revenue	70,750	71,500
Deferred gain on sale of equipment	246,954	-
Long term deposits	100,000	-
Promissory note, long term portion, net of debt discount of $151,839 and $169,072, respectively	1,245,923	1,228,690
Notes and capital lease payable, long term portion	622,103	982,579
Total long term debt	2,285,730	2,282,769

Total liabilities	8,900,927	8,446,280

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- and 20,000,000 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 327,613,995 and 127,012,740 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	327,614	127,013
Additional paid in capital	118,775,887	115,981,103
Accumulated deficit	(126,618,867)	(124,146,760)
Total stockholders’ deficit	(7,515,366)	(8,018,644)

Total liabilities and stockholders’ deficit	$1,385,561	$427,636

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
Products	$553,259	$501,425
Services	601,727	209,521
Total revenue	1,154,986	710,946

Cost of sales	344,556	154,382

Gross profit	810,430	556,564

Cost and operating expenses:
Research and development	1,081	3,495
Marketing, general and administrative	832,463	565,806
Depreciation and amortization	18,834	1,213
Total operating expenses	852,378	570,514

Net loss from operations	(41,948)	(13,950)

Other income (expenses):
Loss on settlement of debt	(125,525)	(21,293)
Gain on sale of equipment	10,737	500
(Loss) gain on change of fair value of derivative liability	(1,891,205)	14,506
Income from equity investment	59,367	15,859
Loss on litigation settlement	(316,800)	-
Other income	-	2,456
Interest expense	(166,733)	(361,402)
Total other income (expenses)	(2,430,159)	(349,374)

Net loss before income taxes	(2,472,107)	(363,324)

Income taxes (benefit)	-	-

NET LOSS	$(2,472,107)	$(363,324)

Net loss per common share, basic and diluted	$(0.01)	$(0.18)

Weighted average number of common shares outstanding, basic and diluted	220,439,367	2,054,269

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2017

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	20,000,000	$20,000	127,012,740	$127,013	$115,981,103	$(124,146,760)	$(8,018,644)
Common stock issued in settlement of accounts payable and accrued expenses	-	-	4,581,430	4,581	110,623	-	115,204
Common stock issued in connection with settlement of other debt	-	-	164,270,878	164,271	2,081,013	-	2,245,284
Common stock issued in settlement of note payable and accrued interest, related party	-	-	1,748,947	1,749	56,852	-	58,601
Common stock issued upon conversion of preferred stock	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-
Common stock issued in settlement of litigation	-	-	10,000,000	10,000	278,000	-	288,000
Reclassify derivative liability to equity upon payoff of notes payable	-	-	-	-	185,505	-	185,505
Stock based compensation	-	-	-	-	82,791	-	82,791
Net loss	-	-	-	-	-	(2,472,107)	(2,472,107)
Balance, March 31, 2017 (unaudited)	-	$-	327,613,995	$327,614	$118,775,887	$(126,618,867)	$(7,515,366)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,472,107)	$(363,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,834	1,213
Bad debt (recoveries) expense	(8,486)	21,816
Discount on convertible debt	73,143	207,177
Change in fair value of derivative liability	1,891,205	(14,506)
Loss on settlement of debt	125,525	21,293
Gain on sale of equipment	(10,737)	(500)
Common stock issued in settlement of litigation	316,800	-
Non-cash payment of interest	-	77,895
Income on equity investments	(59,367)	(15,859)
Stock based compensation	82,791	70,708
Changes in operating assets and liabilities:
Receivables	(35,369)	(35,540)
Inventory	1,212	(13,132)
Prepaid and other current assets	-	4,832
Accounts payable	205,542	(62,869)
Accrued expenses	91,364	32,621
Deferred revenue	47,983	6,102
Net cash provided by (used in) operating activities	268,333	(62,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	80,000	50,000
Proceeds from sale of property and equipment	400,000	500
Proceeds from long term deposits	100,000	-
Purchase of treasury stock	-	(7,817)
Net cash provided by investing activities	580,000	42,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	51,700	407,896
Net proceeds from related party advances	-	(35,000)
Repayments of related party notes	(457,993)	(65,568)
Repayments of notes payable	(93,651)	(70,906)
Net cash (used in) provided in financing activities	(499,944)	236,422

Net increase in cash and cash equivalents	348,389	217,032

Cash and cash equivalents, beginning of period	270,720	58,372
Cash and cash equivalents, end of period	$619,109	$275,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70,057	$13,364
Income taxes paid	$-	$-

Non-cash financing activities:
Common stock issued in settlement of notes payable	$111,972	$120,445
Common stock issued in settlement of accounts payable	$115,204	$5,953
Common stock issued in settlement of note, related party	$58,601	$10,000
Common stock issued or issuable in settlement of litigation	$316,800	$-
Sale and leaseback of equipment	$619,825	$-
Reclassify derivative liability to equity	$185,505	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the December 31, 2016 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. The primary business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement related to the segment of the Company business involving collecting, growing and banking cell cultures and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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
MARCH 31, 2017
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

At March 31, 2017 and December 31, 2016, the Company had deferred revenues of $246,415 and $198,432, respectively.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2017 and December 31, 2016, allowance for doubtful accounts was $4,001 and $12,487, respectively.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent ownership of U.S. Stem Cell Clinic, LLC utilizing the equity method of accounting. (See Note 3)

Property and Equipment

Property and equipment are stated at cost. For leased equipment, assets are the recorded at the estimated present value of the future minimum lease payments. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 15 years.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of March 31, 2017, there were outstanding stock options to purchase 39,755,770 shares of common stock, 8,380,496 shares of which were vested. (See Note 10).

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

The computation of basic and diluted income (loss) per share as of March 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2017	March 31, 2016
Convertible notes payable	-	7,822,689
Series A convertible preferred stock	-	20,000,000
Options to purchase common stock	39,755,770	555,815
Warrants to purchase common stock	139,140	139,334
Totals	39,894,910	28,517,838

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of March 31, 2017, two customers represented, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% interest),, 61% and 14%, respectively, representing an aggregate of 75% of the Company’s accounts receivable. As of December 31, 2016, four customers, one of which is the same related party above, represented 45%, 13% , 13% and 12% respectively, representing, an aggregate of 83%, of the Company’s accounts receivable.

For the three months ended March 31, 2017, the Company’s revenues earned from the sale of products and services were $1,145,486, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% interest), represented 13% of the Company’s revenues. For the three months ended March 31, 2016, the Company’s revenues earned from the sale of products and services were $710,946, of which one customer, the same related party, represented 12% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,081 and $3,495 for the three months ended March 31, 2017 and 2016, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

At December 31, 2016 and through March 8, 2017, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. At March 31, 2017, there were no outstanding convertible notes or warrants with these features. (See Note 6 and Note 8).

Long Term Deposits

Long term deposits are comprised of the following:

On March 3, 2017, the Company entered into a customer purchase agreement whereby the Company agreed to sell, for $50,000, the first 5,000 customers of the cell banking business after the effective date of the equipment sale/leaseback agreement with rights to purchase additional customers at a price of $20 per customer.  There is no reduction in the selling price should the new customers be fewer than 5,000.  The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction (See Notes 4 and 6).

On March 3, 2017, the Company entered into an asset purchase agreement of intellectual property whereby the Company agreed to sell all of the Company’s worldwide rights, title or interest in certain intellectual and other property (as defined) associated with the cell banking business for $50,000. The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction (See Notes 4 and 6).

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
MARCH 31, 2017
(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2017, the Company incurred net losses of $2,472,107 and has a working capital deficit (current liabilities in excess of current assets) of $5,895,202. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2016 and 2017 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2017 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2017 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations, to obtain additional funding sources and realize revenues from the Asset Sale and Lease Agreement described herein. There can be no assurance that the Company’s financing efforts or revenues realized from the Asset Sale and Lease Agreement will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC was $59,367 and $15,859 for the three months ended March 31, 2017 and 2016, respectively, (inception to date income of $242,197) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the three months ended March 31, 2017, the Company received distributions totaling $80,000 from U.S. Stem Cell Clinic, LLC (inception to date of $255,000).  The carrying value of the investment at March 31, 2017 and December 31, 2016 was $46,911 and $67,544, respectively.

At March 31, 2017 and December 31, 2016, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $38,997 and $12,713 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the three month ended March 31, 2017 and 2016 were $148,132 and $83,518, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Property and equipment as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
Laboratory and medical equipment	$5,590	$342,218
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	48,788	48,788
Leased equipment	619,825	-
Leasehold improvements	362,046	362,046
	1,166,659	883,462
Less accumulated depreciation and amortization	(558,164)	(862,493)
	$608,495	$20,969

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.

The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,536.  The gain is recognized ratably over the term of the lease to operations. During the three months ended March 31, 2017, the Company recognized $10,737 gain on sale of equipment.  As of March 31, 2017, deferred gain on sale of equipment was $375,799.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$176,841	$154,296
Interest payable on notes payable	605,493	599,510
Vendor accruals and other	147,363	146,429
Litigation settlement	28,800	-
Employee commissions, compensation, etc.	28,806	4,537
	$987,303	$904,772

During the three months ended March 31, 2017, the Company issued an aggregate of 4,581,430 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $84,009 net loss in settlement of debt.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Daniel James Management notes payable	-	7,940
Fourth Man, LLC notes payable	-	100,000
Magna Group notes payable	-	130,455
Power Up Lending Group notes payable	188,198	159,300
Lab and medical equipment capitalized lease	619,825	-
Office equipment finance lease	3,449	3,727
Total notes payable	2,176,444	1,766,394
Less unamortized debt discount	(52,548)	(103,479)
Total notes payable net of unamortized debt discount	2,123,896	1,662,915
Less current portion	(1,501,793)	(680,336)
Long term portion	$622,103	$982,579

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

Hunton & Williams Notes

At March 31, 2017 and December 31, 2016, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Daniel James Management, Fourth Man LLC, and Magna Group

During the three months ended March 31, 2017, the Company paid off $25,000 of the outstanding notes and issued common stock for the conversion of $242,427 of outstanding notes payable and accrued interest (See Note 9).

PowerUp Lending Group, Ltd (during this period)

On February 22, 2017, the Company entered into a revenue based factoring agreement and received an aggregate of $165,000 (less origination fees of $3,300) in exchange for $221,100 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreement, the Company is required to make daily payments equal to $1,316 for 168 business days.  The Company received net proceeds of $51,700 along with cancellation of the previous revenue based factoring agreement issued in 2016.  In connection with the cancellation of the August 2016 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $41,516.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

The remaining principle balance of the PowerUp Lending Group promissory note payable at March 31, 2017 is $135,650, net of unamortized discount of $52,548.

Lab and Medical Equipment Capitalized Lease

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The Company recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $619,825.

The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, the Company is required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, the Company is required to return all leased equipment and along with any maintenance records, logs, etc. in the Company’s possession to the lessor with no right of repurchase.

The Company determined that the present value of the minimum lease payments exceeded 90% of the estimated fair value of the equipment and therefore classified the equipment sale/lease as a capitalized lease. The effective interest rate of the capitalized lease is estimated at 74.73% based on expected revenue estimations.

Minimum lease obligations under the lab and medical lease are as follows:

Period ending December 31,
2017	180,000
2018	240,000
2019	240,000
2020	60,000
Total	$720,000

Promissory Note

The Company has a promissory note with an outstanding balance of $1,472,762 at March 31, 2017 and December 31, 2016, respectively.

The note is unsecured and non-interest bearing with four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining balance due June 1, 2020.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2017 and 2016, the Company amortized $18,157 and $20,229 of debt discounts to current period operations as interest expense, respectively. The unamortized debt discount at March 31, 2017 is $222,364.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2017 and December 31, 2016, the Company’s officers and directors have provided advances in the aggregate of $104,901 for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
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

In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the Company was obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties agreed to modify the voting rights of the subsequently cancelled Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six month anniversary of the effective date for any accrued and unpaid interest.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to pending litigation (See Note 11). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar  received Eleven Million (11,000,000) shares of the Company’s common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

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

As of March 31, 2017 and December 31, 2016, the principal of this note was $262,000.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Officer and Director Notes

	March 31, 2017	December 31, 2016
Note payable, Beverly Murphy	$-	$50,000
Note payable, Mr. Tomas	-	81,420
Note payable, Mr. Tomas	143,416	375,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	76,876	221,865
Note payable, Ms. Comella	300,000	300,000
Total	$1,520,292	$2,028,285

Note payable, Ms. Murphy

On March 29, 2017, the Company issued 1,748,947 shares of common stock in settlement of $50,000 of outstanding notes payable and accrued interest to Ms. Murphy.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the three months ended March 31, 2017, the Company paid off remaining outstanding balance of $81,420.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. During the three months ended March 31, 2017, the Company paid off $231,584 of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2017 is $143,416.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. The principal outstanding balance of this note as of March 31, 2017 is $500,000.

On September 6, 2016, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of March 31, 2017 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and due on January 1, 2015. During the three months ended March 31, 2017, the Company paid off $144,989 of the outstanding promissory note. The principal outstanding balance of this promissory note as of March 31, 2017 is $76,876.

On September 6, 2016, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due upon demand. The principal outstanding balance of this note as of March 31, 2017 is $300,000.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 8 — DERIVATIVE LIABILITIES

In fiscal 2016, the Company issued convertible promissory notes.

These promissory notes were convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these promissory notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date.

During the three months ended March 31, 2017, the remaining promissory notes were converted or paid off in full settlement.

The fair value of the embedded derivative at note payoff, in the amount of $185,505, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 247.25%, (3) weighted average risk-free interest rate of 0.87%, (4) expected live of 0.54 years, and (5) estimated fair value of the Company’s common stock of $0.0271 per share. The Company reclassified the determined fair value from liability to equity at the time of the payoff.

The Company recorded a loss on change in derivative liabilities of $1,891,205 during the three  months ended March 31, 2017.  The remaining outstanding derivative liability at March 31, 2017 is $-0-

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company had adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred stock

On March 6, 2017, the Company issued 20,000,000 shares of its common stock upon conversion of the outstanding 20,000,000 Series A Convertible Preferred stock.

Common stock

During the three months ended March 31, 2017, the Company issued an aggregate of 164,270,878 shares of its common stock for the conversion of $242,427 of promissory notes payable and related accrued interest. Upon conversion of the promissory notes, the Company recorded an adjustment to the derivative liability in the amount of $2,002,857 (see Note 6).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010, the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million shares of common stock to the reserve, and effective April 21, 2017, approved an addition of twenty five million shares of common stock to the reserve

A summary of options at March 31, 2017 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Granted	16,200,000	$0.0043	10.0
Exercised	—
Forfeited/Expired	(7)	$0.15
Options outstanding at March 31, 2017	39,755,770	$0.02	9.6
Options exercisable at March 31, 2017	8,380,496	$0.06	9.4
Available for grant at March 31, 2017	-

The following information applies to options outstanding and exercisable at March 31, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	9.86	$0.0043	-	$-
0.0196	22,850,000	9.48	0.0196	7,850,000	0.0196
0.15402	705,405	8.50	0.15402	530,206	0.15402
19.32	150	7.60	19.32	75	19.32
70.00	100	4.42	70.00	100	70.00
210.00	40	4.37	210.00	40	210.00
680.00	40	2.87	680.00	40	680.00
5,250.00	35	1.05	5,250.00	35	5,250.00
Total	39,775,770	9.45	$0.022	8,380,496	$0.05529

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

The aggregate intrinsic value of the issued and exercisable options of $4,047,425 and $763,805, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.1169 as of March 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

On February 6, 2017, the Company granted an aggregate 16,200,000 options to purchase the Company’s common stock at $0.0043 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $53,271, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 235.22% and Risk free rate: 1.86%.

The fair value of all options vesting during the three months ended March 31, 2017 and 2016 of $82,791 and $71,092, respectively, was charged to period operations.

As of March 31, 2017, the Company had approximately $408,953 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 1.41 years.

Warrants

A summary of common stock purchase warrants at March 31, 2017 and activity during the three months ended March 31, 2017 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	139,145	$173.03	5.5
Issued	-
Exercised	-
Expired	(5)	$5,665.45
Outstanding at March 31, 2017	139,140	$173.03	5.2
Exercisable at March 31, 2017	136,595	$88.72	5.2

The following information applies to common stock purchase warrants outstanding and exercisable at March 31, 2017:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	5.7	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	4.8	$24.52	29,743	$24.62
	$30.01 – $40.00	628	0.4	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.6	$48.36	5,253	$48.41
	$50.01 – $60.00	543	4.3	$60.00	543	$60.00
$	>$60.00	7,865	3.0	$2,733.16	6,320	$1,521.39
		139,140	5.2	$172.83	136,595	$88.72

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.1169 as of March 31, 2017, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

On August 30, 2016, Northstar Biotech Group, LLC  filed suit against the Company seeking  a declaratory judgment as to whether its 20,000,000 Series A Preferred Shares were the subject of the Company’s reverse stock split effective November 4, 2015. On March 1, 2017, Northstar and the Company entered into a settlement agreement related to this dispute (the “Settlement Agreement”). Pursuant to the terms and conditions of the Settlement Agreement, Northstar, previously a holder of Company preferred stock, has converted such preferred stock to twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar received Eleven Million (11,000,000) shares of common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2017 other then described above.

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
MARCH 31, 2017
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

As of March 31, 2017 or December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 6 and 8 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2017:

Derivative Liability
Balance, December 31, 2016	297,156
Total (gains) losses
Transfers out of Level 3 upon conversion or payoff of notes payable	(2,188,361)
Mark-to-market at March 31, 2017:	1,891,205
Balance, March 31, 2017	$-
Net loss for the period included in earnings relating to the liabilities held at March 31, 2017	$(1,891,205)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock increased approximately 942% from December 31, 2016 to March 8, 2017 (final conversion of convertible notes). As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 13 — SUBSEQUENT EVENTS

In April 2017, the Company issued an aggregate of 3,335,685 shares of common stock for services rendered.

In April 2017, the Company sold 3,193,664 shares of its common stock for net proceeds of $250,000 ($0.078 per share).

In April 2017, the Company issued 286,315 shares of common stock as payment of $12,704 Northstar interest.

In April 2017, the Company issued 1,000,000 shares of its common stock in final settlement with Northstar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

We are an enterprise in the regenerative medicine/cellular therapy industry. We are focused on the discovery, development and commercialization of cell based therapeutics that prevent, treat or cure disease by repairing and replacing damaged or aged tissue, cells and organs and restoring their normal function. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement related to the segment of our company business involving collecting, growing and banking cell cultures treatment kits for humans and animals, and the operation of a cell therapy clinic.

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

On March 3, 2017, we  entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, the Company is required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, the Company is required to return all leased equipment and along with any maintenance records, logs, etc. in the Company’s possession to the lessor with no right of repurchase. In addition, GACP has contractually agreed to invest an additional Two and a half Million Dollars ($2,500,000) to open ten (10) stem cell clinics in the United States within 3 years--with a penalty provision to our benefit for shortfalls if less than 6 clinics are opened within 24 months.

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

Results of Operations Overview

We are a research and development company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected generate revenues until the later quarters of 2017, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Three Months Ended March 31, 2017 as compared to the Three Months Ended March 31, 2016

Revenues

We recognized revenues of $1,154,986 for the three months ended March 31, 2017. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $710,946 for the three months ended March 31, 2016 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales was $344,556 and $154,382 in the three month periods ended March 31, 2017 and 2016, respectively. Associated gross margins were $810,430 (70.17%) and $556,564 (78.3%) for the three months periods ended March 31, 2017 and 2016, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $1,081in the three month period ended March 31, 2017, a decrease of $2,414 from the research and development expenses of $3,495 in the three month period ended March 31, 2016. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $832,463 for the three month period ended March 31, 2017 compared to $565,806 for the three month period ended March 31, 2016, an increase of $266,657. The increase in costs are primarily due to increases in consulting and other professional fees along with increase in sales and marketing expenses, as compared to prior year.

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

Loss on settlement of debt

During the three months ended March 31, 2017, we incurred a net loss of $125,525 primarily related to the settlement of accounts payable and debt restructured during the current period as compared to a net aggregate loss of $21,293 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536 which we will recognize to operations over the term of the lease (36 months). During the three months ended March 31, 2017, we recognized $10,737 in current period operations. For the three months ended March 31, 2016, we realized a gain of $500 for the sale of old equipment.

(Loss) gain on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(1,891,205) and $14,506 on change in fair value of derivative liabilities for the three months ended March 31, 2017 and 2016, respectively.

Income from equity investment

Our investment of a 33% ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting.  As such, we report our pro rata share of its income of loss for the period.  For the three months ended March 31, 2017 and 2016, our pro rata share of its income was $59,367 and $15,859, respectively

Loss on litigation settlement

On March 1, 2017, we settled outstanding litigation with Northstar Biotech Group, LLC whereby we issued 10,000,000 and will issue 1,000,000 (an aggregate of 11,000,000) shares of our common stock at a fair value of $316,800.  Accordingly, we recorded in operations a loss on litigation settlement of $316,800 for the three months ended March 31, 2017.

Interest Expense

Interest expense during the three months ended March 31, 2017 was $166,733 compared to $361,402 for the three months ended March 31, 2016. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2017 and 2016 was $73,143 and $285,072, respectively.

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

We follow Accounting Standards Codification subtopic 718-10. Compensation (“ASC 718-10”) which requires that all share-based payments to both employee and non-employees be recognized in the income statement based on their fair values.

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

On April 1, 2013, the Board of Directors approved, subject to shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan reserves up to fifty thousand shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million shares of common stock to the reserve and effective April 21, 2017, approved an addition of twenty five million shares of common stock to the reserve. . We currently have 9,383,070 available for future issuances.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has identified the embedded derivatives related to the issued Notes and anti-dilutive warrants. These embedded derivatives included in our debt contain certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.  At March 31, 2017, we no longer have convertible notes with these embedded features.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of March 31, 2017, two customers represented 61% and 14%, respectively, representing an aggregate of 75% of our accounts receivable. As of December 31, 2016, four customers represented 45%, 13% , 13% and 12% respectively, representing, an aggregate of 83%, of the Company’s accounts receivable.

For the three months ended March 31, 2017, our revenues earned from the sale of products and services were $1,154,986, of which one customer represented 13% of our revenues. For the three months ended March 31, 2016, revenues earned from the sale of products and services were $710,946, of which one customer represented 12% of our revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended March 31, 2017, we achieved positive cash flow from operations of $268,333 but will continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $268,333 in the three month period ended March 31, 2017 as compared to $62,073 of cash used in the three months ended March 31, 2016.

Our cash provided by for operations in the three months ended March 31, 2017  reflected a net loss generated during the period of $2,472,107, adjusted for non-cash items such as stock-based compensation of $82,791, loss on settlement of litigation of $316,800, depreciation of $18,834, amortization of debt discounts of $73,143, net loss on change in fair value of derivative liabilities of $1,891,205, loss on settlement of debt of $125,525, net bad debt recoveries of $8,486, net gain on sale of property and equipment of $10,737 and income from investments of $59,367. In addition we had a net increase in operating assets of $34,157 and an increase in accrued expenses of $91,364, accounts payable of $205,542 and in deferred revenue of $47,983.

Investing Activities

Net cash provided by investing activities was $580,000 for the three months ended March 31, 2017 represented proceeds from our equity investment of $80,000,  $400,000 from sale of property and equipment and $100,000 receipt of deposit for the sale of our intellectual property and customers as compared to cash provided by investing activities of $42,683 from $50,000 from our equity investments, $500 from sale of property and equipment, net with repurchase of  our common stock of $7,817 for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $499,944 in the three month period ended March 31, 2017 as compared to cash provided of $236,422 in the three month period ended in March 31, 2016. In the three month period ended March 31, 2017 we received proceeds from restructuring of financing agreement of $51,700, net with repayments of notes payable of $93,651 and $457,993 related party notes.

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

At March 31, 2017, we had cash and cash equivalents totaling $619,109. However our working capital deficit as of such date was approximately $5.9 million. Our independent registered public accounting firm has issued its report dated March 15, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended March 31, 2017 addresses the issue of our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to pending litigation (See Note 11). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar  received Eleven Million (11,000,000) shares of the Company’s common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar.
We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.
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

U.S. Stem Cell, Inc.

Date: May 2, 2017	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer