Form 10-Q
period 2017-06-30
U.S. Stem Cell, Inc.
filed 2017-08-08
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017 OR
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

As of August 8, 2017, there were 336,461,515 outstanding shares of the Registrant’s common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$929,690	$270,720
Accounts receivable, net	33,178	16,025
Inventory	38,035	42,218
Total current assets	1,000,903	328,963

Property and equipment, net	555,227	20,969

Other assets
Investments	66,552	67,544
Deposits	10,160	10,160

Total assets	$1,632,842	$427,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including $137,386 and $108,504 to related parties, respectively	$1,392,248	$1,290,292
Accrued expenses	1,165,064	904,772
Advances, related party	104,901	104,901
Deferred revenue	301,526	126,932
Deferred gain on sale of equipment	128,845	-
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $0 and $71,449 respectively	-	3,551
Notes payable, related party	1,423,615	2,290,285
Notes and capital leases payable, net of debt discount of $41,130 and $103,479, respectively	1,429,004	680,336
Derivative liabilities	-	297,156
Total current liabilities	6,410,489	6,163,511

Long term debt:
Deferred revenue	70,750	71,500
Deferred gain on sale of equipment	214,742	-
Long term deposits	100,000	-
Promissory note, long term portion, net of debt discount of $204,303 and $169,072, respectively	1,193,459	1,228,690
Notes and capital lease payable, long term portion	780,677	982,579
Total long term debt	2,359,628	2,282,769

Total liabilities	8,770,117	8,446,280

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- and 20,000,000 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 336,461,515 and 127,012,740 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	336,462	127,013
Additional paid in capital	119,569,697	115,981,103
Accumulated deficit	(127,043,434)	(124,146,760)
Total stockholders’ deficit	(7,137,275)	(8,018,644)

Total liabilities and stockholders’ deficit	$1,632,842	$427,636

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Products	$442,730	$364,910	$995,989	$866,335
Services	943,181	313,312	1,544,908	522,833
Total revenue	1,385,911	678,222	2,540,897	1,389,168

Cost of sales	400,638	235,372	745,194	389,754

Gross profit	985,273	442,850	1,795,703	999,414

Cost and operating expenses:
Research and development	7,408	3,971	8,489	7,466
Marketing, general and administrative	782,256	696,680	1,614,719	1,262,486
Depreciation and amortization	53,268	1,212	72,102	2,425
Total operating expenses	842,932	701,863	1,695,310	1,272,377

Income (loss) from operations	142,341	(259,013)	100,393	(272,963)

Other income (expenses):
(Loss) gain on settlement of debt	(257,335)	94,107	(382,860)	72,814
Gain on sale of equipment	32,211	-	42,948	500
Gain (loss) on change of fair value of derivative liability	-	128,889	(1,891,205)	143,395
Income from equity investment	79,642	15,339	139,009	31,198
Loss on litigation settlement	-	-	(316,800)	-
Other income	-	22,285	-	24,741
Interest expense	(421,426)	(354,513)	(588,159)	(715,915)
Total other income (expenses)	(566,908)	(93,893)	(2,997,067)	(443,267)

Net loss before income taxes	(424,567)	(352,906)	(2,896,674)	(716,230)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(424,567)	$(352,906)	$(2,896,674)	$(716,230)

Net loss per common share, basic and diluted	$(0.00)	$(0.06)	$(0.01)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	334,982,935	5,436,897	278,027,570	3,745,583

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2017

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	20,000,000	$20,000	127,012,740	$127,013	$115,981,103	$(124,146,760)	$(8,018,644)
Common stock issued in settlement of accounts payable and accrued interest	-	-	9,235,286	9,235	545,927	-	555,162
Common stock issued in connection with settlement of other debt	-	-	164,270,878	164,271	2,081,013	-	2,245,284
Common stock issued in settlement of note payable, related party	-	-	1,748,947	1,749	56,852	-	58,601
Common stock issued upon conversion of preferred stock	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-
Common stock issued in settlement of litigation	-	-	11,000,000	11,000	305,800	-	316,800
Proceeds from issuance of common stock	-	-	3,193,664	3,194	246,806	-	250,000
Reclassify derivative liability to equity upon payoff of notes payable	-	-	-	-	185,505	-	185,505
Stock based compensation	-	-	-	-	166,691	-	166,691
Net loss	-	-	-	-	-	(2,896,674)	(2,896,674)
Balance, June 30, 2017 (unaudited)	-	$-	336,461,515	$336,462	$119,569,697	$(127,043,434)	$(7,137,275)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,896,674)	$(716,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,102	2,425
Bad debt (recoveries) expense	(2,106)	16,358
Discount on convertible debt	101,204	398,683
Change in fair value of derivative liability	1,891,205	(143,395)
Loss (gain) on settlement of debt	382,860	(72,814)
Gain on sale of equipment	(42,948)	(500)
Common stock issued in settlement of litigation	316,800	-
Non cash payment of interest	-	150,330
Net non cash interest added to capital lease	158,881	-
Income on equity investments	(139,009)	(31,198)
Stock based compensation	166,691	141,423
Change in fair value of re-priced employee options	-	934
Changes in operating assets and liabilities:
Receivables	(15,047)	(22,950)
Inventory	4,183	(16,309)
Prepaid and other current assets	-	4,832
Accounts payable	305,074	13,836
Accrued expenses	308,626	91,622
Deferred revenue	173,844	17,357
Net cash provided by (used in) operating activities	785,686	(165,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	140,000	65,000
Proceeds from sale of property and equipment	400,000	500
Proceeds from long term deposits	100,000	-
Net cash provided by investing activities	640,000	65,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	51,700	457,896
Proceeds from sale of common stock	250,000	-
Net proceeds from related party advances	-	15,000
Purchase of treasury stock	-	(7,817)
Repayments of related party notes	(816,670)	(81,764)
Repayments of notes payable	(251,746)	(210,755)
Net cash (used in) provided in financing activities	(766,716)	172,560

Net increase in cash and cash equivalents	658,970	72,464

Cash and cash equivalents, beginning of period	270,720	58,372
Cash and cash equivalents, end of period	$929,690	$130,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70,142	$31,683
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$111,972	$245,310
Common stock issued in settlement of accounts payable	$555,162	$93,219
Common stock issued in settlement of note, related party	$58,601	$10,000
Common stock issued or issuable in settlement of litigation	$316,800	$-
Sale and leaseback of equipment	$619,825	$-
Reclassify derivative liability to equity	$185,505	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of U.S. Stem Cell, Inc. (the “Company”) have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the December 31, 2016 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

At June 30, 2017 and December 31, 2016, the Company had deferred revenues of $372,276 and $198,432, respectively.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2017 and December 31, 2016, allowance for doubtful accounts was $7,721 and $12,487, respectively.

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

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent member interest ownership of U.S. Stem Cell Clinic, LLC utilizing the equity method of accounting. (See Note 3)

Property and Equipment

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2017, there were outstanding stock options to purchase 39,755,770 shares of common stock, 8,419,209 shares of which were vested. (See Note 10).

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

The computation of basic and diluted income (loss) per share as of June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Convertible notes payable	-	47,867,390
Series A convertible preferred stock	-	20,000,000
Options to purchase common stock	39,755,770	705,805
Warrants to purchase common stock	136,731	139,334
Totals	39, 892,501	68,712,529

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of June 30, 2017, four customers, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% member interest), represented 11%, 29%, 13%, and 38% of accounts receivable, respectively, representing an aggregate of 91% of the Company’s accounts receivable. As of December 31, 2016, four customers, one of which is the same related party above, represented 45%, 13%, 13%, and 12% of accounts receivable respectively, representing, an aggregate of 83%, of the Company’s accounts receivable.

For the three months ended June 30, 2017, the Company’s revenues earned from the sale of products and services were $1,385,911, of which three customers represented 6%, 10%, and 14% of the Company’s revenues, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% member interest),. For the three months ended June 30, 2016, the Company’s revenues earned from the sale of products and services were $678,222, with the same related party representing  6% of the Company’s revenues.

For the six months ended June 30, 2017, the Company’s revenues earned from the sale of products and services were $2,540,897, of which three customers represented 5% 11%, and 11% of the Company’s revenues, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% member interest). For the six months ended June 30, 2016, the Company’s revenues earned from the sale of products and services were $1,389,168, with the same related party representing 11% of the Company’s revenues.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $7,408 and $8,489 for the three and six months ended June 30, 2017, respectively; and $3,971 and $7,466 for the three and six months ended June 30, 2016, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2016 and through March 8, 2017, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. At June 30, 2017, there were no outstanding convertible notes or warrants with these features. (See Note 6 and Note 8).

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2017, the Company incurred net losses of $2,896,674 and has a working capital deficit (current liabilities in excess of current assets) of $5,409,586. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2016 and 2017 has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in the second half of in 2017 and beyond as it develops its business model. The Company has stockholders’ deficiencies at June 30, 2017 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $79,642 and $139,009 for the three and six months ended June 30, 2017, respectively, $15,339 and $31,198 for the three and six months ended June 30, 2016, respectively, (inception to date income of $321,838, unaudited) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the six months ended June 30, 2017, the Company received distributions totaling $140,000 from U.S. Stem Cell Clinic, LLC (inception to date of $315,000, unaudited).  The carrying value of the investment at June 30, 2017 and December 31, 2016 was $66,552 and $67,544, respectively.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

At June 30, 2017 and December 31, 2016, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $15,561 and $12,713 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the three and six months ended June 30, 2017 were $137,432 and $285,565, respectively; and for the three and six months ended June 30, 2016 were $77,333 and $160,851, respectively.

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

Property and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Laboratory and medical equipment	$5,590	$342,218
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	48,788	48,788
Leased equipment	619,825	-
Leasehold improvements	362,046	362,046
	1,166,659	883,462
Less accumulated depreciation and amortization	(611,432)	(862,493)
	$555,227	$20,969

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term (See “Lab and Medical Equipment Capitalized Lease“ below).

The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and six months ended June 30, 2017, the Company recognized $32,211 and $42,948 respectively, on the gain on sale of equipment.  As of June 30, 2017, deferred gain on sale of equipment was $343,587.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$200,088	$154,296
Interest payable on notes payable	730,097	599,510
Vendor accruals and other	146,429	146,429
Marketing obligation	88,450	-
Employee commissions, compensation, etc.	-	4,537
	$1,165,064	$904,772

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

During the six months ended June 30, 2017, the Company issued an aggregate of 9,235,286 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $382,860 net loss in settlement of debt.

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams notes payable	384,972	384,972
Daniel James Management notes payable	-	7,940
Fourth Man, LLC notes payable	-	100,000
Magna Group notes payable	-	130,455
Power Up Lending Group notes payable	103,969	159,300
Lab and medical equipment capitalized lease	778,706	-
Office equipment finance lease	3,164	3,727
Total notes payable	2,250,811	1,766,394
Less unamortized debt discount	(41,130)	(103,479)
Total notes payable net of unamortized debt discount	2,209,681	1,662,915
Less current portion	(1,429,004)	(680,336)
Long term portion	$780,677	$982,579

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

Hunton & Williams Notes

At June 30, 2017 and December 31, 2016, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

Daniel James Management, Fourth Man LLC, and Magna Group

During the six months ended June 30, 2017, the Company paid off $25,000 of the outstanding notes and issued common stock for the conversion of $242,427 of outstanding notes payable and accrued interest (See Note 9).

PowerUp Lending Group, Ltd (during this period)

On February 22, 2017, the Company entered into a revenue based factoring agreement and received an aggregate of $165,000 (less origination fees of $3,300) in exchange for $221,100 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,316 for 168 business days.  The Company received net proceeds of $51,700 along with cancellation of the previous revenue based factoring agreement issued in 2016.  In connection with the cancellation of the August 2016 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $41,516.

The remaining principle balance of the PowerUp Lending Group promissory note payable at June 30, 2017 is $103,969, net of unamortized discount of $41,130.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Lab and Medical Equipment Capitalized Lease

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The Company recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $619,825.  This amount was reduced for lease payments made of $94,428 and increased by $253,309 as of June 30, 2017 due to the increase in the effective interest rate from 75.73% to 112.16% resulting in an estimated present value of minimum lease payment of $778,706 as of June 30, 2017.  The $233,309 adjustment was recorded as an increase of non-cash interest expense.

The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, the Company is required to pay 2.3%, 22.5%, and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, the Company is required to return all leased equipment and along with any maintenance records, logs, etc. in the Company’s possession to the lessor with no right of repurchase.

The Company determined that the present value of the minimum lease payments exceeded 90% of the estimated fair value of the equipment and therefore classified the equipment sale/lease as a capitalized lease. The effective interest rate of the capitalized lease is estimated at 112.16% based on expected revenue estimations.

Minimum lease obligations under the lab and medical lease are as follows:

Period ending December 31,
2017	120,000
2018	240,000
2019	240,000
2020	60,000
Total	$660,000

Promissory Note

The Company has a promissory note with an outstanding balance of $1,397,762 at June 30, 2017 and December 31, 2016, respectively.

The note is unsecured and non-interest bearing with four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining balance due June 1, 2020.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2017, the Company amortized $18,061 and $36,218 of debt discounts to current period operations as interest expense, respectively. The unamortized debt discount at June 30, 2017 is $204,303.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of June 30, 2017 and December 31, 2016, the Company’s officers and directors have provided advances in the aggregate of $104,901 for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

Notes payable-related party

Northstar Biotechnology Group, LLC

On February 29, 2012, a promissory note issued to BlueCrest Master Fund Limited was assigned to Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company at the time, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267 the (“Note”).

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

On October 1, 2012, the Company and Northstar entered into a limited waiver and forbearance agreement providing a recapitalized new note balance comprised of all sums due Northstar with a maturity date extended perpetually. The Company agreed to issue 5,000,000 shares of Series A Convertible Preferred Stock and 10,000 shares of common stock in exchange for $210,000 as payment towards outstanding debt, default interest, penalties, professional fees outstanding and due Northstar. In addition, the Company executed a security agreement granting Northstar a lien on all patents, patent applications, trademarks, service marks, copyrights and intellectual property rights of any nature, as well as the results of all clinical trials, know-how for preparing Myoblasts, old and new clinical data, existing approved trials, all right and title to Myoblasts, clinical trial protocols and other property rights.

In addition, the Company granted Northstar a perpetual license on products as described for resale, relicensing, and commercialization outside the United States. In connection with the granted license, Northstar shall pay the Company a royalty of up to 8% on revenues generated.

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

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to pending litigation (See Note 11). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock. In addition, and separate and apart from the conversion, Northstar received Eleven Million (11,000,000) shares of the Company’s common stock. NorthStar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a NorthStar designee, Greg Knutson, was appointed to the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior NorthStar options to each receive a Five percent (5%) Member Interest in NorthStar.  The parties agreed to a mutual release and NorthStar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of NorthStar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, respectively, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

On September 30, 2013, the Company issued 8,772 shares of its common stock as payment of $100,000 towards cash advances.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

On December 24, 2013, the Company issued 3,916 shares of its common stock as payment of accrued interest through June 30, 2013 of $85,447.

On April 2, 2014, the Company issued 275 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,635 due April 1, 2014 per the forbearance agreement.

On September 17, 2014, the limited waiver and forbearance agreement entered into on October 1, 2012 to provide that the perpetual license on products as described for resale, relicensing and commercialization outside the United States was amended as such on the condition that NorthStar provide certain financing, which financing the Company, in its sole discretion, could decline and retain the license.

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

On April 1, 2017, the Company issued 286,315 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,703 due October 1, 2016 per the forbearance agreement.

As of June 30, 2017 and December 31, 2016, the principal of this note was $262,000.

Officer and Director Notes

	June 30, 2017	December 31, 2016
Note payable, Beverly Murphy	$-	$50,000
Note payable, Mr. Tomas	-	81,420
Note payable, Mr. Tomas	-	375,000
Note payable, Mr. Tomas	368,366	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Ms. Comella	-	221,865
Note payable, Ms. Comella	293,249	300,000
Total	$1,161,615	$2,028,285

Note payable, Ms. Murphy

On March 29, 2017, the Company issued 1,748,947 shares of common stock in settlement of $50,000 of outstanding notes payable and accrued interest to Ms. Murphy.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the six months ended June 30, 2017, the Company paid off remaining outstanding balance of $81,420.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. During the six months ended June 30, 2017, the Company paid off the outstanding balance of the promissory note.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the six months ended June 30, 2017, the Company paid off $131,634 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2017 is $368,366.

On September 6, 2016, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of June 30, 2017 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the six months ended June 30, 2017, the Company paid off the outstanding balance of the promissory note.

On September 6, 2016, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due upon demand. During the six months ended June 30, 2017, the Company paid off $6,751 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2017 is $293,249.

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

During the six months ended June 30, 2017, the remaining promissory notes were converted or paid off in full settlement.

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

The Company recorded a loss on change in derivative liabilities of $1,891,205 during the six months ended June 30, 2017.  The remaining outstanding derivative liability at June 30, 2017 is $-0-

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company had adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred stock

On March 6, 2017, the Company issued 20,000,000 shares of its common stock upon conversion of the outstanding 20,000,000 shares of Series A Convertible Preferred stock.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Common stock

During the six months ended June 30, 2017, the Company issued an aggregate of 164,270,878 shares of its common stock for the conversion of $242,427 of promissory notes payable and related accrued interest. Upon conversion of the promissory notes, the Company recorded an adjustment to the derivative liability in the amount of $2,002,857 (see Note 6).

On April 7, 2017, the Company entered into an investment agreement whereby the Company agreed to sell an aggregate of 63,873,275 shares of its common stock for a net purchase price of $5,000,000 ($0.07828 per share).  At the execution of the agreement, the Company sold 3,193,664 shares for a purchase price of $250,000 with the remaining sale to be completed within 30 days.  The investor has the right to terminate the agreement upon written notice and not complete the purchase.  Upon completion of the investment, the investor, or his designee, shall fill one vacancy on the Company’s Board of Directors.  On May 18th, 2017 the Company received notice from the investor terminating the agreement and, as such, no other shares were sold.

NOTE 10 — STOCK OPTIONS AND WARRANTS

Stock Options

In December 1999, the Board of Directors and shareholders adopted the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the “Plans“ The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010, the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, and effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve.

A summary of options at June 30, 2017 and activity during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Granted	16,200,000	$0.0043	10.0
Exercised	—
Forfeited/Expired	(7)	$0.15
Options outstanding at June 30, 2017	39,755,770	$0.02	9.4
Options exercisable at June 30, 2017	8,419,209	$0.06	9.2
Available for grant at June 30, 2017	18,283,070

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

The following information applies to options outstanding and exercisable at June 30, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	9.61	$0.0043	-	$-
0.0196	22,850,000	9.23	0.0196	7,850,000	0.0196
0.15402	705,405	8.25	0.15402	568,919	0.15402
19.32	150	7.35	19.32	75	19.32
70.00	100	4.17	70.00	100	70.00
210.00	40	4.12	210.00	40	210.00
680.00	40	2.62	680.00	40	680.00
5,250.00	35	0.80	5,250.00	35	5,250.00
Total	39,775,770	9.37	$0.022	8,419,209	$0.05574

The aggregate intrinsic value of the issued and exercisable options of $1,470,125 and $245,705, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0509 as of June 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The fair value of all options vesting during the three and six months ended June 30, 2017 of $83,900 and $166,691, respectively, was charged to current period operations.

The fair value of all options vesting during the three and six months ended June 30, 2016 of $70,714 and $141,806, respectively, was charged to current period operations.

As of June 30, 2017, the Company had approximately $325,053 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan , which the Company expects to recognize over a weighted average period of 1.46 years.

Warrants

A summary of common stock purchase warrants at June 30, 2017 and activity during the three months ended June 30, 2017 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	139,145	$173.03	5.5
Issued	-
Exercised	-
Expired	(2,414)	$1,954.66
Outstanding at June 30, 2017	136,731	$141.57	5.0
Exercisable at June 30, 2017	135,186	$55.30	5.0

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

The following information applies to common stock purchase warrants outstanding and exercisable at June 30, 2017:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	5.5	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	4.6	$24.52	29,743	$24.52
	$30.01 – $40.00	628	0.1	$40.00	628	$40.00
	$40.01 - $50.00	6,253	2.4	$48.36	6,253	$48.36
	$50.01 – $60.00	543	4.1	$60.00	543	$60.00
$	>$60.00	5,456	4.0	$3,080.28	3,911	$1,259.26
		136,731	5.0	$172.83	135,186	$55.30

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0509 as of June 30, 2017, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2017 other then described above.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

As of June 30, 2017 or December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017:

Derivative Liability
Balance, December 31, 2016	297,156
Total (gains) losses
Transfers out of Level 3 upon conversion or payoff of notes payable	(2,188,361)
Mark-to-market at June 30, 2017:	1,891,205
Balance, June 30, 2017	$-
Net loss for the period included in earnings relating to the liabilities held at June 30, 2017	$(1,891,205)

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

NOTE 13 — SUBSEQUENT EVENTS

In August 2017, the Company issued an aggregate of 274,468 shares of common stock for services rendered.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

We are an enterprise in the regenerative medicine/cellular therapy industry. We are focused on the discovery, development, and commercialization of cell based therapeutics that prevent, treat or cure disease by repairing and replacing damaged or aged tissue, cells and organs, and restoring their normal function. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement (See Note 6 of the Financial Statements and description below) related to the segment of our company business involving collecting, growing and banking cell cultures treatment kits for humans and animals, and the operation of a cell therapy clinic.

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

Vet biologics, (“VBI”), an operating division of our company, is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. VBI provides veterinarians with extensive regenerative medicine capabilities including the ability to isolate regenerative stem cells from a patient’s own adipose (fat) tissue directly on-site within their own clinic or stall-side.

US Stem Cell Clinic, LLC, (“SCC”), a partially owned investment of our company (in which we have a 33% member interest), is a physician run regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. SCC is operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

Our comprehensive map of products and services:

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

According to the Scalar Market Research Stem Cell Therapy Analysis Global Revenue, Trends, Growth, Share, Size and Forecast to 2022, the stem cell therapy market is worth USD 11.99 billion in 2016 and is expected to reach USD 60.94 billion by 2022, growing at a CAGR of 31.1% from 2016 to 2022.

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

On November 9, 2016, we executed a Commercial Agency Agreement with High Rising Group Company (General Trading and Construction) and subsequently, on February 10,  2017, we authorized High Rising Group Company as an independent contractor and Licensee for our company for the territories of Kuwait and the Middle East (expressly excluding prohibited countries pursuant to the Patriot Act and The Iran Threat Reduction and Syria Human Rights Act of 2012). The intent of the agreement is for High Rising Group Company to establish clinics specializing in regenerative medicine, stem cell treatment and therapy, including stem cell bank, training, and all related stem cell machines and equipment. The US Stem Cell Clinic in Kuwait is currently under construction and is expected to open before the end of the year

On January 29th, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting, we believe, our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will apply our ADIPOCELL to a variety of indications. We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our company, and will ultimately enhance shareholder value.

On March 3, 2017, we entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, we are required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, we are  required to return all leased equipment and along with any maintenance records, logs, etc. in our  possession to the lessor with no right of repurchase. In addition, GACP has contractually agreed to invest an additional Two and a half Million Dollars ($2,500,000) to open ten (10) stem cell clinics in the United States within 3 years--with a penalty provision to our benefit for shortfalls if less than 6 clinics are opened within 24 months.

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. AMERICAN STEM CELL CENTERS OF EXCELLENCE provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company, have retained the professional services of both Kristin Comella and Mike Tomas AS CSO AND CEO RESPECTIVELY to help with scientific and successful operational deployment of their clinics. The board of directors contends that the successful deployment of American stem cell centers of excellence will lead to the financial value and revenue growth of US Stem Cell, Inc through sales of our products and services at American Stem Cell Center of Excellence clinics.

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

Results of Operations Overview

We are a research and development company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected generate revenues until the latter quarters of 2017 or into fiscal 2018, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Three Months Ended June 30, 2017 as compared to the Three Months Ended June 30, 2016

Revenues

We recognized revenues of $1,385,911 for the three months ended June 30, 2017. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $678,222 for the three months ended June 30, 2016 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $400,638 and $235,372 in the three month periods ended June 30, 2017 and 2016, respectively. Associated gross margins were $985,273 (71.09%) and $442,850 (65.30%) for the three months periods ended June 30, 2017 and 2016, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $7,408 in the three month period ended June 30, 2017, an increase of $3,437 from the research and development expenses of $3,971 in the three month period ended June 30, 2016. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $764,353 for the three month period ended June 30, 2017 compared to $782,256 for the three month period ended June 30, 2016, an increase of $85,576. The increase in costs are primarily due to increases in consulting and other professional fees along with increase in sales and marketing expenses, as compared to prior year.

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

Loss on settlement of debt

During the three months ended June 30, 2017, we incurred a net loss of $257,335 primarily related to the settlement of accounts payable and debt restructured during the current period as compared to a net aggregate gain of $94,107 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended June 30, 2017, we recognized $32,211 in current period operations.

(Loss) gain on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $128,889 on change in fair value of derivative liabilities for the three months ended June 30, 2016, none arising from the current period.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended June 30, 2017 and 2016, our pro rata share of its income was $79,642 and $15,339, respectively

Interest Expense

Interest expenses during the three months ended June 30, 2017 were $421,426 compared to $354,513 for the three months ended June 30, 2016. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2017 and 2016 was $28,061 and $113,611, respectively.

Six Months Ended June 30, 2017 as compared to the Six Months Ended June 30, 2016

Revenues

We recognized revenues of $2,540,897 for the six months ended June 30, 2017. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,389,168 for the six months ended June 30, 2016 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $745,194 and $389,754 in the six month periods ended June 30, 2017 and 2016, respectively. Associated gross margins were $1,795,703 (70.67%) and $999,414 (71.94%) for the six months periods ended June 30, 2017 and 2016, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $8,489 in the six month period ended June 30, 2017, an increase of $1,023 from the research and development expenses of $7,466 in the six month period ended June 30, 2016. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,614,719 for the six month period ended June 30, 2017 compared to $1,262,486 for the six month period ended June 30, 2016, an increase of $352,233. The increase in costs are primarily due to increases in consulting and other professional fees along with increase in sales and marketing expenses, as compared to prior year.

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

Loss on settlement of debt

During the six months ended June 30, 2017, we incurred a net loss of $382,860 primarily related to the settlement of accounts payable and debt restructured during the current period as compared to a net aggregate gain of $72,814 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536 which we will recognize to operations over the term of the lease (36 months). During the six months ended June 30, 2017, we recognized $42,948 in current period operations. During the six months ended June 30, 2016, we realized a gain of $500 for the sale of old equipment.

(Loss) gain on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,891,205 on change in fair value of derivative liabilities for the six months ended June 30, 2017 as compared to a gain of $143,395 for the same period last year.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the six months ended June 30, 2017 and 2016, our pro rata share of its income was $139,009 and $31,198, respectively.

Loss on litigation settlement

On March 1, 2017, we settled outstanding litigation with Northstar Biotech Group, LLC whereby we issued 10,000,000 and issued an additional 1,000,000 (for an aggregate of 11,000,000) shares of our common stock at a fair value of $316,800.  Accordingly, we recorded in operations a loss on litigation settlement of $316,800 for the six months ended June 30, 2017.

Interest Expense

Interest expenses during the six months ended June 30, 2017 were $588,159 compared to $715,915 for the six months ended June 30, 2016. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2017 and 2016 was $91,204 and $398,683, respectively.

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

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve and effective April 21, 2017, approved an addition of twenty five million shares (25,000,000) of common stock to the reserve. We currently have 18,283,070 available for future issuances.

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

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because our company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE). The multiple elements include stem cell banking, dose retrieval and yearly storage fees.

Research and Development Activities

We account for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Our company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on October 1, 2009. We have identified the embedded derivatives related to the issued Notes and anti-dilutive warrants. These embedded derivatives included in our debt contain certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that we record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.  At June 30, 2017, we no longer have convertible notes with these embedded features.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of June 30, 2017, four customers represented, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold a 33% member interest), represented 11%, 29%, 13% and 38% of accounts receivable, respectively, representing an aggregate of 91% of our accounts receivable. As of December 31, 2016, four customers, one of which is the same related party above, represented 45%, 13%, 13%, and 12% of accounts receivable respectively, representing, an aggregate of 83%, of our  accounts receivable.

For the three months ended June 30, 2017, our revenues earned from the sale of products and services were $1,385,911, of which three customers represented 6% 10%, and 14% of our revenues, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold a 33% member interest). For the three months ended June 30, 2016, our revenues earned from the sale of products and services were $678,222 with  the same related party representing  6% of our  revenues.

For the six months ended June 30, 2017, our revenues earned from the sale of products and services were $2,540,897, of which three customers represented 5% 11%, and 11% of our revenues, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold  a 33% member interest). For the six months ended June 30, 2016, our revenues earned from the sale of products and services were $1,389,168, with the same related party representing 11% of our revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the six months ended June 30, 2017, we achieved positive cash flow from operations of $785,686 but will continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $785,686 in the six month period ended June 30, 2017 as compared to $165,596 of cash used in the six months ended June 30, 2016.

Our cash provided by for operations in the six months ended June 30, 2017  reflected a net loss generated during the period of $2,896,674, adjusted for non-cash items such as stock-based compensation of $166,691, loss on settlement of litigation of $316,800, depreciation of $72,102, amortization of debt discounts and non-cash interest of $260,085, net loss on change in fair value of derivative liabilities of $1,891,205, loss on settlement of debt of $382,860, net bad debt recoveries of $2,106, net gain on sale of property and equipment of $42,948 and income from investments of $139,009. In addition we had a net increase in operating assets of $10,864 and an increase in accrued expenses of $308,626, accounts payable of $305,074 and in deferred revenue of $173,844.

Investing Activities

Net cash provided by investing activities was $640,000 for the six months ended June 30, 2017 represented proceeds from our equity investment of $140,000,  $400,000 from sale of property and equipment and $100,000 receipt of deposit for the sale of our intellectual property and customers as compared to cash provided by investing activities of $65,000 from our equity investments and $500 from sale of property and equipment for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $766,716 in the six month period ended June 30, 2017 as compared to cash provided of $172,560 in the six month period ended in June 30, 2016. In the six month period ended June 30, 2017, we received $250,000 from the sale of our common stock and proceeds from restructuring of financing agreement of $51,700, net with repayments of notes payable of $251,746 and $816,670 related party notes.

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

At June 30, 2017, we had cash and cash equivalents totaling $929,690. However our working capital deficit as of such date was approximately $5.4 million. Our independent registered public accounting firm has issued its report dated March 15, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended June 30, 2017 addresses the issue of our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company sold 3,193,664 shares of the Company’s common stock for aggregate gross cash proceeds of $250,000.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2017

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(31)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(31)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(31)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(6)	Amended and Restated Articles of Incorporation
3.3(9)	Articles of Amendment to the Articles of Incorporation
3.43(28)	Articles of Amendment to the Articles of Incorporation
3.5(1)	Bylaws
3.4 (8)	Amended and Restated Bylaws
3.5(30)	Amendment to Bylaws
4.1(5)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.4(10)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(10)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.6(10)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.7(10)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.8(10)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.10(11)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.11(11)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.12(6)	Warrant to purchase shares of the Registrant’s common stock issued to Samuel S. Ahn, M.D.
4.13(7)	Warrant to purchase shares of the registrant’s common stock issued to Howard and Brenda Leonhardt
4.14 (25)	Series A Convertible Preferred Stock
4.15 (26)	Amendment to the Series A Convertible Preferred Stock
10.1**(1)	1999 Officers and Employees Stock Option Plan
10.2**(1)	1999 Directors and Consultants Stock Option Plan
10.6(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.7(1)	Asset Purchase Agreement between the Registrant and Advanced Cardiovascular Systems, Inc., dated June 24, 2003.
10.8(4)	Conditionally Exclusive License Agreement between the Registrant, Dr. Peter Law and Cell Transplants International, LLC, dated February 7, 2000, as amended.
10.9(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.10(4)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.11(4)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.13(4)	Warrant to purchase shares of the Registrant’s common stock issued to Howard J. Leonhardt and Brenda Leonhardt
10.14(4)	Warrant to purchase shares of the Registrant’s common stock issued to William P. Murphy, Jr., M.D.
10.18(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.19(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino

10.21(6)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.22(7)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.24(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.25(7)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.35**(16)	Amended and Restated 1999 Directors and Consultants Stock Option Plan
10.37(18)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.38(18)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.39(18)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.43(20)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.44(20)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.45(20)	Securities Purchase Agreement with Magna Group, LLC, dated January 3, 2011.
10.46(20)	Subordination Agreement, dated January 3, 2011.
10.47(20)	Notice of Conversion Election, dated January 3, 2011.
10.48(21)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.49(21)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.50(21)	Securities Purchase Agreement with Magna Group, LLC, dated May 16, 2011.
10.51(21)	Subordination Agreement, dated May 16, 2011.
10.64 (31)	Standby Equity Distribution Agreement dated as of November 2, 2011.
10.65 (22)	Registration Rights Agreement dated as of November 2, 2011.
10.72**(24)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.73 (25)	Securities Purchase Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.74(25)	Registration Rights Agreement, dated as of October 7, 2014, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.75(25)	Common Stock Purchase Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.76(25)	Registration Rights Agreement, dated as of October 23, 2014, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.77**(26)	2013 Omnibus Equity Compensation Plan Amendment One.
10.78 (27)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.79 (27)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.80(27)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.81(29)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.82 (29)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.83 (29)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.84 (29)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.85 (31)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
14.2(2)	Code of Business Conduct and Ethics
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

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on July 12, 2007.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(7)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2009.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2009.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2009.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2009.
(16)	Incorporated by reference to Exhibit 4.6 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8/A, filed with the SEC on June 2, 2010.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2010.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(21)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(22)	Incorporated by reference to the Company Registration Statement on Form S-1/A filed with the SEC on February 8, 2012.
(23)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on March 29, 2013.
(24)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(25)	Incorporated by reference to the Company’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on December 26, 2012.
(26)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2014.
(27)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(28)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(29)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(30)	Incorporated by reference to the text of the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(31)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 8, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: August 8, 2017	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer