Form 10-Q
period 2017-09-30
U.S. Stem Cell, Inc.
filed 2017-11-07
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017 OR
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

As of November 7th, 2017, there were 341,284,817 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$956,615	$270,720
Accounts receivable, net	114,991	16,025
Inventory	58,992	42,218
Total current assets	1,130,598	328,963

Property and equipment, net	503,508	20,969

Other assets
Investments	55,953	67,544
Deposits	10,160	10,160

Total assets	$1,700,219	$427,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including $184,054 and $108,504 to related parties, respectively	$1,419,711	$1,290,292
Accrued expenses	866,089	904,772
Advances, related party	104,901	104,901
Deferred revenue	286,855	126,932
Deferred gain on sale of equipment	128,845	-
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $0 and $71,449, respectively	-	3,551
Notes payable, related party	1,956,726	2,290,285
Notes and capital leases payable, net of debt discount of $72,358 and $103,479, respectively	1,206,518	680,336
Derivative liabilities	-	297,156
Total current liabilities	6,434,931	6,163,511

Long term debt:
Deferred revenue	69,250	71,500
Deferred gain on sale of equipment	182,531	-
Long term deposits	100,000	-
Promissory note, long term portion, net of debt discount of $186,687 and $169,072, respectively	1,211,075	1,228,690
Notes and capital lease payable, long term portion, net of debt discount of $37,098 and $0, respectively	1,237,895	982,579
Total long term debt	2,800,751	2,282,769

Total liabilities	9,235,682	8,446,280

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- and 20,000,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 339,301,983 and 127,012,740 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	339,302	127,013
Additional paid in capital	120,100,363	115,981,103
Accumulated deficit	(127,975,128)	(124,146,760)
Total stockholders’ deficit	(7,535,463)	(8,018,644)

Total liabilities and stockholders’ deficit	$1,700,219	$427,636

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Products	$527,015	$345,274	$1,523,004	$1,211,609
Services	979,503	384,539	2,524,411	907,372
Total revenue	1,506,518	729,813	4,047,415	2,118,981

Cost of sales	482,932	332,522	1,228,126	722,276

Gross profit	1,023,586	397,291	2,819,289	1,396,705

Cost and operating expenses:
Research and development	3,753	1,847	12,242	9,313
Marketing, general and administrative	2,023,986	1,413,929	3,638,705	2,676,415
Depreciation and amortization	52,882	1,501	124,984	3,926
Total operating expenses	2,080,621	1,417,277	3,775,931	2,689,654

Income (loss) from operations	(1,057,035)	(1,019,986)	(956,642)	(1,292,949)

Other income (expenses):
Gain (loss) on settlement of debt	245,662	(23,133)	(137,198)	49,681
Gain on sale of equipment	32,212	-	75,160	500
Loss on change of fair value of derivative liability	-	(413,217)	(1,891,205)	(269,822)
Income from equity investment	39,400	54,729	178,409	85,927
Loss on litigation settlement	-	-	(316,800)	-
Other income	-	-	-	24,741
Interest expense	(191,933)	(278,798)	(780,092)	(994,713)
Total other income (expenses)	125,341	(660,419)	(2,871,726)	(1,103,686)

Net loss before income taxes	(931,694)	(1,680,405)	(3,828,368)	(2,396,635)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(931,694)	$(1,680,405)	$(3,828,368)	$(2,396,635)

Net loss per common share, basic and diluted	$(0.00)	$(0.09)	$(0.01)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	337,417,859	18,289,275	298,041,880	8,628,866

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	20,000,000	$20,000	127,012,740	$127,013	$115,981,103	$(124,146,760)	$(8,018,644)
Common stock issued in settlement of accounts payable and accrued interest	-	-	12,075,754	12,075	680,356	-	692,431
Common stock issued in connection with settlement of other debt	-	-	164,270,878	164,271	2,081,013	-	2,245,284
Common stock issued in settlement of note payable, related party	-	-	1,748,947	1,749	56,852	-	58,601
Common stock issued upon conversion of preferred stock	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-
Common stock issued in settlement of litigation	-	-	11,000,000	11,000	305,800	-	316,800
Proceeds from issuance of common stock	-	-	3,193,664	3,194	246,806	-	250,000
Reclassify derivative liability to equity upon payoff of notes payable	-	-	-	-	185,505	-	185,505
Stock based compensation	-	-	-	-	562,928	-	562,928
Net loss	-	-	-	-	-	(3,828,368)	(3,828,368)
Balance, September 30, 2017 (unaudited)	-	$-	339,301,983	$339,302	$120,100,363	$(127,975,128)	$(7,535,463)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,828,368)	$(2,396,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,984	3,926
Bad debt (recoveries) expense	(1,327)	21,204
Discount on convertible debt	167,795	556,910
Change in fair value of derivative liability	1,891,205	269,822
Loss (gain) on settlement of debt	137,198	(49,681)
Gain on sale of equipment	(75,160)	(500)
Related party notes payable issued for services rendered	800,000	800,000
Common stock issued in settlement of litigation	316,800	-
Non cash payment of interest	-	193,946
Net non cash interest added to capital lease	173,511	-
Income on equity investments	(178,409)	(85,927)
Stock based compensation	562,928	329,431
Change in fair value of re-priced employee options	-	934
Changes in operating assets and liabilities:
Receivables	(97,639)	(20,030)
Inventory	(16,774)	(23,008)
Prepaid and other current assets	-	4,832
Accounts payable	519,352	78,504
Accrued expenses	372,360	176,102
Deferred revenue	157,673	26,738
Net cash provided by (used in) operating activities	1,026,129	(113,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	190,000	115,000
Proceeds from sale of property and equipment	400,000	500
Proceeds from long term deposits	100,000	-
Acquisition of property and equipment	(1,162)	(12,581)
Net cash provided by investing activities	688,838	102,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	154,785	523,089
Proceeds from sale of common stock	250,000	-
Net proceeds from related party advances	-	15,000
Purchase of treasury stock	-	(7,817)
Repayments of related party notes	(1,083,559)	(103,326)
Repayments of notes payable	(350,298)	(228,814)
Net cash (used in) provided in financing activities	(1,029,072)	198,132

Net increase in cash and cash equivalents	685,895	187,619

Cash and cash equivalents, beginning of period	270,720	58,372
Cash and cash equivalents, end of period	$956,615	$245,991

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$151,228	$49,214
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$111,972	$385,710
Common stock issued in settlement of accounts payable	$692,431	$103,516
Common stock issued in settlement of note, related party	$58,601	$10,000
Common stock issued or issuable in settlement of litigation	$316,800	$-
Sale and leaseback of equipment	$619,825	$-
Reclassify derivative liability to equity	$185,505	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the December 31, 2016 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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
SEPTEMBER 30, 2017
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

At September 30, 2017 and December 31, 2016, the Company had deferred revenues of $356,105 and $198,432, respectively.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2017 and December 31, 2016, allowance for doubtful accounts was $11,154 and $12,487, respectively.

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
SEPTEMBER 30, 2017
(unaudited)

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2017, there were outstanding stock options to purchase 71,630,770 shares of common stock, 20,305,459 shares of which were vested. (See Note 10).

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

The computation of basic and diluted income (loss) per share as of September 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Convertible notes payable	-	147,287,847
Series A convertible preferred stock	-	20,000,000
Options to purchase common stock	71,630,770	23,555,777
Warrants to purchase common stock	135,996	139,145
Totals	71,766,766	190,982,769

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of September 30, 2017, four customers, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% member interest), represented 25%, 15%, 16%, and 21% of accounts receivable, respectively, representing an aggregate of 77% of the Company’s accounts receivable. As of December 31, 2016, four customers, one of which is the same related party above, represented 45%, 13%, 13%, and 12% of accounts receivable respectively, representing, an aggregate of 83%, of the Company’s accounts receivable.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

For the three months ended September 30, 2017, the Company’s revenues earned from the sale of products and services were $1,506,518, of which one customer represented 10% of the Company’s revenues, which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% member interest),. For the three months ended September 30, 2016, the Company’s revenues earned from the sale of products and services were $729,813, with the same related party above, representing 18% of the Company’s revenues.

For the nine months ended September 30, 2017, the Company’s revenues earned from the sale of products and services were $4,047,415, of which two customers represented 10%, and 11% of the Company’s revenues respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% member interest). For the nine months ended September 30, 2016, the Company’s revenues earned from the sale of products and services were $2,118,981, with the same related party above representing 13% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $3,753 and $12,242 for the three and nine months ended September 30, 2017, respectively; and $1,847 and $9,313 for the three and nine months ended September 30, 2016, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

At December 31, 2016 and through March 8, 2017, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. At September 30, 2017, there were no outstanding convertible notes or warrants with these features. (See Note 6 and Note 8).

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

In connection with the March 3, 2017 asset purchase agreement, the CEO and CSO of US Stem Cell, Inc. were also retained as CEO and CSO of American Stem Cell Centers of Excellence, which is owned by General American Capital Partners (GACP), to help with scientific and successful operational deployment of clinics.  The Board of Directors of the Company believes that with continued oversight this will not diminish the responsibilities of the CEO and CSO of the Company and contends that the successful deployment of American Stem Cell Centers of Excellence will lead to the financial value and revenue growth of U.S. Stem Cell, Inc. through sales of its products and services at American Stem Cell Center of Excellence clinics.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during nine months ended September 30, 2017, the Company incurred net losses of $3,828,368 and has a working capital deficit (current liabilities in excess of current assets) of $5,304,333. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2016 and 2017 has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders’ deficiencies at September 30, 2017 and requires additional financing to fund future operations.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 3 — INVESTMENTS

The investment recorded is comprised of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting. The investments in 2014 and 2015 of cash and expenses paid on U.S. Stem Cell Clinic, LLC’s behalf were in aggregate of $59,714. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $39,400 and $178,409 for the three and nine months ended September 30, 2017, respectively, $54,729 and $85,927 for the three and nine months ended September 30, 2016, respectively, (inception to date income of $361,239, unaudited) was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the nine months ended September 30, 2017, the Company received distributions totaling $190,000 from U.S. Stem Cell Clinic, LLC (inception to date of $365,000, unaudited).  The carrying value of the investment at September 30, 2017 and December 31, 2016 was $55,953 and $67,544, respectively.

At September 30, 2017 and December 31, 2016, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $26,799 and $12,713 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the three and nine months ended September 30, 2017 were $152,779 and $438,344, respectively; and for the three and nine months ended September 30, 2016 were $142,774 and $303,625, respectively.

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

Property and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Laboratory and medical equipment	$5,590	$342,218
Furniture, fixtures and equipment	130,410	130,410
Computer equipment	49,951	48,788
Leased equipment	619,825	-
Leasehold improvements	362,046	362,046
	1,167,822	883,462
Less accumulated depreciation and amortization	(664,314)	(862,493)
	$503,508	$20,969

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term (See “Lab and Medical Equipment Capitalized Lease” below).

The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and nine months ended September 30, 2017, the Company recognized $32,212 and $75,160 respectively, on the gain on sale of equipment.  As of September 30, 2017, deferred gain on sale of equipment was $311,376.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Amounts payable to the Guarantors of the Company’s loan agreement with Bank of America and Seaside Bank, including fees and interest	$223,628	$154,296
Interest payable on notes payable	367,300	599,510
Vendor accruals and other	146,420	146,429
Marketing obligation	92,626	-
Employee commissions, compensation, etc.	36,115	4,537
	$866,089	$904,772

During the nine months ended September 30, 2017, the Company issued an aggregate of 12,075,754 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $371,175 net loss in settlement of debt.

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	604,000	384,972
Daniel James Management notes payable	-	7,940
Fourth Man, LLC notes payable	-	100,000
Magna Group notes payable	-	130,455
Power Up Lending Group notes payable	173,562	159,300
Lab and medical equipment capitalized lease	793,335	-
Office equipment finance lease	2,972	3,727
Total notes payable	2,553,869	1,766,394
Less unamortized debt discount	(109,456)	(103,479)
Total notes payable net of unamortized debt discount	2,444,413	1,662,915
Less current portion	(1,206,518)	(680,336)
Long term portion	$1,237,895	$982,579

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

Hunton & Williams Notes

At December 31, 2016, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar (or successor) Loan is paid off.

On August 31, 2017, the Company and the note holder entered into a Note Forbearance, Modification and Repayment Agreement (“Agreement”). The two notes, $61,150 and $323,822, were payable in one balloon payment upon the date of a written demand and upon certain triggering events occurring. The total of unpaid principal and accumulated interest for both notes as of August 31, 2017 was $747,680 and an accounts payable of $40,596, for an aggregate total of $788,276.

The note holder agreed to accept full payment of their obligation of over a four (4) year period in 48 monthly installments on an adjusted debt obligation of aggregate $624,000 (reducing the outstanding balance), such payments staggered in amount such that the Company will pay $10,000 monthly the first year, $12,000 monthly the second year, $14,000 monthly the third year, and $16,000 monthly the final year.  In addition, the note holder agreed to suspend accrual interest on the notes commencing September 1, 2017.

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by NorthStar Biotech Group, LLC, which has been provided.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,701 is amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2017, the Company amortized $5,172 of debt discounts to current period operations as interest expense. The unamortized debt discount at September 30, 2017 is $64,529.

In connection with the Agreement, the Company recognized at aggregate of $233,977 gain on settlement of debt during the three and nine months ended September 30, 2017.

Daniel James Management, Fourth Man LLC, and Magna Group

During the nine months ended September 30, 2017, the Company paid off $25,000 of the outstanding notes and issued common stock for the conversion of $242,427 of outstanding notes payable and accrued interest (See Note 9).

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

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

On September 12, 2017, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $103,085 along with cancellation of the previous revenue based factoring agreement issued in February 2017.  In connection with the cancellation of the February 2017 revenue based factoring agreement, the Company incurred a gain in settlement of debt of $2,734.

The remaining principle balance of the PowerUp Lending Group promissory note payable at September 30, 2017 is $173,562, net of unamortized discount of $44,927.

Lab and Medical Equipment Capitalized Lease

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The Company initially recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $619,825.  This amount was reduced for lease payments made of $151,169 and increased by $324,680 as of September 30, 2017 due to the increase in the effective interest rate from 75.73% to 94.04% resulting in an estimated present value of minimum lease payment of $793,335 as of September 30, 2017.  The net $173,511 adjustment was recorded as a non-cash interest expense.

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

The Company determined that the present value of the minimum lease payments exceeded 90% of the estimated fair value of the equipment and therefore classified the equipment sale/lease as a capitalized lease. The effective interest rate of the capitalized lease is estimated at 94.04% based on expected revenue estimations.

Minimum lease obligations under the lab and medical lease are as follows:

Period ending December 31,
2017	60,000
2018	240,000
2019	240,000
2020	60,000
Total	$600,000

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Promissory Note

The Company has a promissory note with an outstanding balance of $1,397,762 and $1,472,762 at September 30, 2017 and December 31, 2016, respectively.

The note is unsecured and non-interest bearing with four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining balance due June 1, 2020.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2017, the Company amortized $17,616 and $53,834 of debt discounts to current period operations as interest expense, respectively. The unamortized debt discount at September 30, 2017 is $186,687.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2017 and December 31, 2016, the Company’s officers and directors have provided advances in the aggregate of $104,901 for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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
SEPTEMBER 30, 2017
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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

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

As of September 30, 2017 and December 31, 2016, the principal of this note was $262,000.

Officer and Director Notes

	September 30, 2017	December 31, 2016
Note payable, Beverly Murphy	$-	$50,000
Note payable, Mr. Tomas	-	81,420
Note payable, Mr. Tomas	-	375,000
Note payable, Mr. Tomas	162,078	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	-	221,865
Note payable, Ms. Comella	232,648	300,000
Note payable, Ms. Comella	300,000	-
Total	$1,694,726	$2,028,285

Note payable, Ms. Murphy

On March 29, 2017, the Company issued 1,748,947 shares of common stock in settlement of $50,000 of outstanding notes payable and accrued interest to Ms. Murphy.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the nine months ended September 30, 2017, the Company paid off remaining outstanding balance of $81,420.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. During the nine months ended September 30, 2017, the Company paid off the outstanding balance of the promissory note.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the nine months ended September 30, 2017, the Company paid off $337,922 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2017 is $162,078.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of September 30, 2017 is $500,000.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of September 30, 2017 is $500,000.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the nine months ended September 30, 2017, the Company paid off the outstanding balance of the promissory note.

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the nine months ended September 30, 2017, the Company paid off $67,352 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2017 is $232,648.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of September 30, 2017 is $300,000.

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

During the nine months ended September 30, 2017, the remaining promissory notes were converted or paid off in full settlement.

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

The Company recorded a loss on change in derivative liabilities of $1,891,205 during the nine months ended September 30, 2017.  The remaining outstanding derivative liability at September 30, 2017 is $-0-

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company had adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred stock

On March 6, 2017, the Company issued 20,000,000 shares of its common stock upon conversion of the outstanding 20,000,000 shares of Series A Convertible Preferred stock.

Common stock

During the nine months ended September 30, 2017, the Company issued an aggregate of 164,270,878 shares of its common stock for the conversion of $242,427 of promissory notes payable and related accrued interest. Upon conversion of the promissory notes, the Company recorded an adjustment to the derivative liability in the amount of $2,002,857 (see Note 6).

On April 7, 2017, the Company entered into an investment agreement whereby the Company agreed to sell an aggregate of 63,873,275 shares of its common stock for a net purchase price of $5,000,000 ($0.07828 per share).  At the execution of the agreement, the Company sold 3,193,664 shares for a purchase price of $250,000 with the remaining sale to be completed within 30 days.  The investor has the right to terminate the agreement upon written notice and not complete the purchase.  Upon completion of the investment, the investor, or his designee, shall fill one vacancy on the Company’s Board of Directors.  On May 18, 2017 the Company received notice from the investor terminating the agreement and, as such, no other shares were sold.

NOTE 10 — STOCK OPTIONS AND WARRANTS

Stock Options

In December 1999, the Board of Directors and shareholders adopted the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan, or the Director Plan. The Employee Plan and the Director Plan are collectively referred to herein as the “Plans” The Plans are administered by the Board of Directors and the Compensation Committee. The objectives of the Plans include attracting and retaining key personnel by encouraging stock ownership in the Company by such persons. In February 2010, the Directors & Consultants Plan was amended to extend the termination date of the Plan to December 1, 2011.

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve and effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

A summary of options at September 30, 2017 and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Granted	48,075,000	$0.025	10.0
Exercised	—
Forfeited/Expired	(7)	$0.15
Options outstanding at September 30, 2017	71,630,770	$0.03	9.4
Options exercisable at September 30, 2017	20,305,459	$0.04	9.3
Available for grant at September 30, 2017	16,408,070

The following information applies to options outstanding and exercisable at September 30, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	9.36	$0.0043	-	$-
0.0196	22,850,000	8.98	0.0196	11,600,000	0.0196
0.03626	31,865,000	9.86	0.03626	8,125,000	0.03626
0.03680	10,000	9.86	0.03680	-	0.03680
0.15402	705,405	8.00	0.15402	580,169	0.15402
19.32	150	7.10	19.32	75	19.32
70.00	100	3.92	70.00	100	70.00
210.00	40	3.87	210.00	40	210.00
680.00	40	2.36	680.00	40	680.00
5,250.00	35	0.55	5,250.00	35	5,250.00
Total	71,630,770	9.37	$0.03	20,305,459	$0.04

The aggregate intrinsic value of the issued and exercisable options of $318,150 and $20,880, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0214 as of September 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

On August 7, 2017, the Company granted an aggregate 23,750,000 options to purchase the Company’s common stock from  $0.03626 to $0.0368 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $860,211, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 259.16% and Risk free rate: 1.81%.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

On August 7, 2017, the Company granted an aggregate 8,125,000 options to purchase the Company’s common stock at  $0.03626  per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $293,545, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 259.16% and Risk free rate: 1.81%.

The fair value of all options vesting during the three and nine months ended September 30, 2017 of $396,238 and $562,928, respectively, was charged to current period operations.

The fair value of all options vesting during the three and nine months ended September 30, 2016 of $188,009 and $329,814, respectively, was charged to current period operations.

As of September 30, 2017, the Company had approximately $1,082,572 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.92 years.

Warrants

A summary of common stock purchase warrants at September 30, 2017 and activity during the nine months ended September 30, 2017 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	139,145	$173.03	5.5
Issued	-
Exercised	-
Expired	(3,149)	$1,767.71
Outstanding at September 30, 2017	135,996	$136.10	4.8
Exercisable at September 30, 2017	134,451	$49.30	4.8

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2017:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	5.2	$15.54	94,108	$15.54
	$20.01 – $30.00	29,743	4.3	$24.52	29,743	$24.52
	$40.01 - $50.00	6,253	2.1	$48.36	6,253	$48.36
	$50.01 – $60.00	543	3.8	$60.00	543	$60.00
$	>$60.00	5,349	3.9	$2,988.07	3,804	$1,078.38
		135,996	4.8	$136.10	134,451	$49.30

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0214 as of September 30, 2017, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2017 other then described above.

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
SEPTEMBER 30, 2017
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

As of September 30, 2017 or December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017:

Derivative Liability
Balance, December 31, 2016	297,156
Total (gains) losses
Transfers out of Level 3 upon conversion or payoff of notes payable	(2,188,361)
Mark-to-market at September 30, 2017:	1,891,205
Balance, September 30, 2017	$-
Net loss for the period included in earnings relating to the liabilities held at September 30, 2017	$(1,891,205)

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 13 — SUBSEQUENT EVENTS

In October 2017, the Company issued an aggregate of 1,423,647 shares of common stock for services rendered.

 In October 2017, the Company issued 559,187 shares of common stock as payment of $12,704 Northstar interest.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations Overview

We are a research and development company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected generate revenues until the late  2017 or into fiscal 2018, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Three Months Ended September 30, 2017 as compared to the Three Months Ended September 30, 2016

Revenues

We recognized revenues of $1,506,518 for the three months ended September 30, 2017. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $729,813 for the three months ended September 30, 2016 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $482,932 and $332,522 in the three month periods ended September 30, 2017 and 2016, respectively. Associated gross margins were $1,023,586 (67.94%) and $397,291 (54.44%) for the three months periods ended September 30, 2017 and 2016, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $3,753 in the three month period ended September 30, 2017, an increase of $1,906 from the research and development expenses of $1,847 in the three month period ended September 30, 2016. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $2,023,986 for the three month period ended September 30, 2017 compared to $1,413,929 for the three month period ended September 30, 2016, an increase of $610,057. The increase in costs are primarily due to increases in consulting and other professional fees, increase in sales and marketing expenses and stock based compensation, as compared to the prior year.

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

Loss on settlement of debt

During the three months ended September 30, 2017, we incurred a net gain of $245,662 primarily related to  accounts payable and debt restructured during the current period as compared to a net aggregate loss of $23,133 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended September 30, 2017, we recognized $32,212 in current period operations.

(Loss) gain on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $413,217 on change in fair value of derivative liabilities for the three months ended September 30, 2016, none arising from the current period.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended September 30, 2017 and 2016, our pro rata share of its income was $39,400 and $54,729, respectively

Interest Expense

Interest expenses during the three months ended September 30, 2017 were $191,933 compared to $278,798 for the three months ended September 30, 2016. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2017 and 2016 was $81,221 and $182,337, respectively.

Nine Months Ended September 30, 2017 as compared to the Nine Months Ended September 30, 2016

Revenues

We recognized revenues of $4,047,415 for the nine months ended September 30, 2017. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $2,118,981 for the nine months ended September 30, 2016 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $1,228,289 and $722,276 in the nine month periods ended September 30, 2017 and 2016, respectively. Associated gross margins were $2,819,289 (69.66%) and $1,396,705 (65.91%) for the nine months periods ended September 30, 2017 and 2016, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our products and services. Research and development expenses were $12,242 in the nine month period ended September 30, 2017, an increase of $2,929 from the research and development expenses of $9,313 in the nine month period ended September 30, 2016. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $3,638,705 for the nine month period ended September 30, 2017 compared to $2,676,415 for the nine month period ended September 30, 2016, an increase of $962,290. The increase in costs are primarily due to increases in consulting and other professional fees, increases in sales and marketing expenses and increases in stock based compensation, as compared to prior year.

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

(Loss) gain on settlement of debt

During the nine months ended September 30, 2017, we incurred a net loss of $137,198 primarily related to the settlement of accounts payable and debt restructured during the current period as compared to a net aggregate gain of $49,681 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536 which we will recognize to operations over the term of the lease (36 months). During the nine months ended September 30, 2017, we recognized $75,160 in current period operations. During the nine months ended September 30, 2016, we realized a gain of $500 for the sale of old equipment.

Loss on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,891,205 on change in fair value of derivative liabilities for the nine months ended September 30, 2017 as compared to a loss of $269,822 for the same period last year.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC, accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the nine months ended September 30, 2017 and 2016, our pro rata share of its income was $178,409 and $85,927, respectively.

Loss on litigation settlement

On March 1, 2017, we settled outstanding litigation with Northstar Biotech Group, LLC whereby we issued 10,000,000 and issued an additional 1,000,000 (for an aggregate of 11,000,000) shares of our common stock at a fair value of $316,800.  Accordingly, we recorded in operations a loss on litigation settlement of $316,800 for the nine months ended September 30, 2017.

Interest Expense

Interest expenses during the nine months ended September 30, 2017 were $780,092 compared to $994,713 for the nine months ended September 30, 2016. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2017 and 2016 was $341,306 and $750,856, respectively.

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

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve and effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve.

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

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because our company sells its services separately, on more than a limited basis and at a price within a narrow range, we were able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE). The multiple elements include stem cell banking, dose retrieval and yearly storage fees.

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

Derivative financial instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on October 1, 2009. We have identified the embedded derivatives related to the issued Notes and anti-dilutive warrants. These embedded derivatives included in our debt contain certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that we record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.  At September 30, 2017, we no longer have convertible notes with these embedded features.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Concentrations of Credit Risk

As of September 30, 2017, four customers, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold holds a 33% member interest), represented 25%, 15%, 16%, and 21% of accounts receivable, respectively, representing an aggregate of 77% of our accounts receivable. As of December 31, 2016, four customers, one of which is the same related party above, represented 45%, 13%, 13%, and 12% of accounts receivable respectively, representing, an aggregate of 83%, of our accounts receivable.

For the three months ended September 30, 2017, our revenues earned from the sale of products and services were $1,506,518, of which one customer represented 10% of our  revenues, which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold a 33% member interest). For the three months ended September 30, 2016, our company’s revenues earned from the sale of products and services were $729,813, with the same related party representing  18% of our revenues.

For the nine months ended September 30, 2017, our company’s revenues earned from the sale of products and services were $4,047,415, of which two customers represented 10%, and 11% of the our revenues, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold a 33% member interest). For the nine months ended September 30, 2016 our company’s revenues earned from the sale of products and services were $2,118,981, with the same related party above representing 13% of our revenues.

As of September 30, 2017, four customers represented, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which we hold a 33% member interest), represented 11%, 29%, 13% and 38% of accounts receivable, respectively, representing an aggregate of 91% of our accounts receivable. As of December 31, 2016, four customers, one of which is the same related party above, represented 45%, 13%, 13%, and 12% of accounts receivable respectively, representing, an aggregate of 83%, of our accounts receivable.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the nine months ended September 30, 2017, we achieved positive cash flow from operations of $1,026,129 but will continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $1,026,129 in the nine month period ended September 30, 2017 as compared to $113,432 of cash used in the nine months ended September 30, 2016.

Our cash provided by for operations in the nine months ended September 30, 2017  reflected a net loss generated during the period of $3,828,368, adjusted for non-cash items such as stock-based compensation of $562,928, loss on settlement of litigation of $316,800, depreciation of $124,984, amortization of debt discounts and non-cash interest of $341,306, net loss on change in fair value of derivative liabilities of $1,891,205, loss on settlement of debt of $137,198, related party notes payable issued for services of $800,000, net bad debt recoveries of $1,327, net gain on sale of property and equipment of $75,160 and income from investments of $178,409. In addition we had a net increase in operating assets of $114,413 and an increase in accrued expenses of $372,360, accounts payable of $519,352 and in deferred revenue of $157,673.

Investing Activities

Net cash provided by investing activities was $688,838 for the nine months ended September 30, 2017 represented proceeds from our equity investment of $190,000,  $400,000 from sale of property and equipment and $100,000 receipt of deposit for the sale of our intellectual property and customers, net with purchase of equipment of $1,162 as compared to cash provided by investing activities of $115,000 from our equity investments and $500 from sale of property and equipment, net with purchase of equipment of $12,581 for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $1,029,072 in the nine month period ended September 30, 2017 as compared to cash provided of $198,132 in the nine month period ended in September 30, 2016. In the nine month period ended September 30, 2017, we received $250,000 from the sale of shares of our common stock and proceeds from restructuring of financing agreement of $154,785, net with repayments of notes payable of $350,298 and $1,083,559 related party notes.

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

At September 30, 2017, we had cash and cash equivalents totaling $956,615. However our working capital deficit as of such date was approximately $5.3 million. Our independent registered public accounting firm has issued its report dated March 15, 2017 in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended September 30, 2017 addresses the issue of our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2017

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19 (16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015

10.20 (16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23 (18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24 (18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25 (18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26 (20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
14.1(2)	Code of Business Conduct and Ethics
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

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(5)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(6)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(13)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(14)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2014.
(16)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(17)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(18)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(19)	Incorporated by reference to the text of the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(20)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 8, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: November 7, 2017	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer