Form 10-K
period 2017-12-31
U.S. Stem Cell, Inc.
filed 2018-04-16
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

Commission File Number 001-33718

U.S. STEM CELL, INC.
(Exact name of registrant as specified in its charter)

Florida		65-0945967
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

13794 NW 4th Street, Suite 212 Sunrise, Florida	33325	(954) 835-15000
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.
(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of June 30, 2017, was approximately $15,454,049. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 16, 2018 was 361,523,514.

Documents Incorporated By Reference            None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
 Fiscal Year Ended December 31, 2017

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

• the success and profitability of related clinics and our ability to directly, or in conjunction with third parties, open and manage new clinics

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

Index

PART I

Item 1. BUSINESS

OVERVIEW

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. We are also a regenerative medicine company specializing in physician/veterinary training and certification and stem cell products, stem cell banking, and the creation and management of stem cell clinics. Our lead cardiac product candidate is MyoCell, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients.  Our lead product for in clinic use is Adipocell, a proprietary kit for the isolation of adipose derived stem cells.

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

US Stem Cell Clinic, LLC, (“SCC”), and Regenerative Wellness Clinic, LLC, partially owned (33.3%) investments by our company, is a physician run regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. The clinics are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

U.S. Stem Cell’s comprehensive map of products and services:

Index
U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www. us-stemcell.com, www.usstemcelltraining.com, www.vetbiologics.com, www.regenerativewellnessclinic.com and www.usstemcellclinic.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is not incorporated by reference in the Annual Report on Form 10-K.

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

There are two general classes of cell therapies: Patient Specific Cell Therapies (“PSCTs”) and Off-the-Shelf Cell Therapies (“OSCTs”). In PSCTs, cells collected from a person (“donor”) are transplanted, with or without modification, to a patient (“recipient”). In cases where the donor and the recipient are the same individual, these procedures are referred to as “autologous”. In cases in which the donor and the recipient are not the same individual, these procedures are referred to as “allogeneic.” Autologous cells offer a low likelihood of rejection by the patient and we believe the long-term benefits of these PSCTs can best be achieved with an autologous product. In the case of OSCT, donor cells are expanded many fold in tissue culture, and large banks of cells are frozen in individual aliquots that may result in treatments, in our observation, for as many as 10,000 people from a single donor tissue. By definition, OSCTs are always allogeneic in nature.

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

Adipocell is a proprietary kit which also for isolation of patient-derived cell therapy that is currently being utilized in clinic treatments at the point of care.  US Stem Cell clinic and other trained physicians utilize this therapy as a medical procedure for a variety of indications.

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

Index
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

We have completed various clinical trials for MyoCell including the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration, or the “FDA”, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell in North America and Europe, or the “MARVEL Trial”. We completed the MyoCell implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. We are planning, on the basis of these results, to request the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150. No assurances can be provided that this request will be approved. We have also initiated the MIRROR trial, which is a Phase III, double-blind placebo controlled study for centers outside the United States. The SEISMIC, MYOHEART, MARVEL and MIRROR Trials have been designed to test the safety and efficacy of MyoCell in treating patients with severe, chronic damage to the heart. We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (MyoCell with SDF-1) called the REGEN trial, during the first quarter of 2010. Advancement of the MyoCell and MyoCell SDF-1 clinical development programs is contingent, among many factors, upon the Company obtaining access to sufficient funding to execute the necessary clinical trials to achieve proof of efficacy and regulatory authorization to market such products. The Company, to continue the efforts stemming from the progress observed from the last activity in 2010, is also presently seeking a joint development partner for its MyoCell SDF-1 product candidate.

Adipocell

U.S. Stem Cell has successfully completed various trials using adipose stem cells. We have completed the Phase 1 Angel Trial for Adipocell (kits to obtain adipose derived stem cells) in congestive heart failure patients. Five patients were enrolled and treated in the second quarter of 2013. At the twelve (12) month time point, patients demonstrated a statistically significant average improvement in ejection fraction (“EF”) by echocardiogram.

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

No severe adverse events (SAEs) were reported during a 12 month follow up period with no incidences of infection. Patients demonstrated statistically significant improvements in several parameters including flexion, pain ratings, VAS, PPI, and short form questionnaires.  In addition, both ODI and BDI data was trending positive and a majority of patients reported improvements in their Dallas Pain Questionnaire scores.   Overall, we observed that patients were pleased with the treatment results. More importantly, the procedure demonstrated a strong safety profile with no severe adverse events or complications linked to the therapy.

We have published a variety of studies using adipose cells and these studies are available on PubMed.  Studies include COPD, ischemia, salivary gland damage, safety analysis, and osteoarthritis. These studies are expressly not incorporated by reference to this report.

Business Strategy

U.S. Stem Cell’s mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and personalized cellular therapeutic treatments.

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

Index
Further, if the opportunity presents itself whereby the Company can raise additional capital at a reasonable fair market value, the Company will do so. Accordingly, we plan to continue in our efforts to restructure, equitize or eliminate legacy balance sheet issues that are obstacles to market capitalization appreciation and capital fund raising.

US STEM CELL TRAINING

US Stem Cell Training offers a variety of courses for physicians and other health care professionals. These courses include didactic lecture series and hands-on clinical techniques in the field of regenerative medicine. We are currently hosting these courses throughout the United States and in multiple countries. These courses are also available in an online format. Pricing currently ranges from $500-$7,500 depending on the location and modules.

U.S. STEM CELL, INC.

U.S. Stem Cell markets several products to physicians for in clinic regenerative medicine use. These products include equipment (centrifuges, heating block, laminar hood, autoclave) necessary to separate and obtain cellular medicine therapies. We are also providing a variety of materials necessary to obtain fat and/or bone marrow including cannulas, trocars, syringes and other supplies. U.S. Stem Cell also supplies laboratory kits for processing adipose and bone marrow tissue to obtain a mixture of cells for use in clinic. These kits include disposables and reagents. U.S. Stem Cell also provides banking services to patients interested in storing their fat or bone marrow and the cells from this tissue. U.S. Stem Cell is a registered FDA tissue bank in good standing.

VETBIOLOGICS

Vetbiologics is focused on providing regenerative medicine therapies to veterinarians for use in both small and large animals. We provide a complete regenerative medicine package which includes training, equipment and supplies necessary for in clinic cell therapy. We sell kits for isolating stem cells from bone marrow and fat. We also provide kits for isolating platelet rich plasma. The kits include all of the disposables and reagents necessary. Vetbiologics is also working on several off the shelf type products including an allogeneic stem cell source.

US STEM CELL CLINIC, LLC. and REGENERATIVE WELLNESS CLINIC, LLC

US Stem Cell Clinic LLC and Regenerative Wellness Clinic LLC, partly owned investments, are offering in-clinic regenerative medicine treatments to patients suffering from degenerative diseases. Adipose stem cells can be obtained from the patient easily, abundantly, and with minimal patient discomfort. Clinical applications for patients can be performed in an office setting using autologous adipose-derived stem cells. Current applications include orthopedic conditions (tendon/ligament injuries, osteoarthritis, etc.), degenerative conditions (COPD, diabetes), neurological (MS, Parkinson’s, spinal cord injuries, autism, etc.) and auto-immune (RA, Crohn’s, colitis, lupus). Pricing depends on application and ranges from $5,000 to $12,000.

GENERAL AMERICAN CAPITAL PARTNERS

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

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. American Stem Cell Centers of Excellence provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company, have retained the professional services of both Kristin Comella and Mike Tomas AS CSO AND CEO respectively to help with scientific and successful operational deployment of their clinics. The board of directors contends that the successful deployment of American stem cell centers of excellence will lead to the financial value and revenue growth of US Stem Cell, Inc. through sales of our products and services at American Stem Cell Center of Excellence clinics.

Index
On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return to 858,281 shares. Subsequent to his investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc protocols, procedures, products and technologies.

Royalty Agreement/Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The royalty payment is recorded as deferred revenue and amortized over the term of the agreement.  The carry balance as of December 31, 2017 and 2016 was $71,500 and $74,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

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

Index
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

Primary MyoCath Patent

The Primary MyoCath Patent includes device claims that we believe covers, among other things, the structure of MyoCath. The Primary MyoCath Patent expired in the United States in September 2017.

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

Index
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

Management believes that requirements pertaining to premarket approval do not currently apply to U.S. Stem Cell because those entities are not currently investigating, marketing or selling cellular therapy products. If U.S. Stem Cell changes its business operations in the future, the FDA requirements that apply to U.S. Stem Cell may also change.

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

Index
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

Index
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

Biosimilars

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The BPCI Act is susceptible to modification or elimination by the United States Congress and the executive branch of government as part of its current policy of dismantling or indirectly affecting The Patient Protection and Affordable Care Act. We cannot be certain how, or if, any adjustments would impact the Company. This is conceptually similar to the established process for generic drug approval in that it attempts to minimize duplicative testing. Biosimilarity, which requires that there be no differences in conditions of use, route of administration, dosage form, and strength and there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. Interchangeability requires that a product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. No biosimilar or interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger and often more complex structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

Index
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

Index
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

Index
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

Affordable Care Act

In late March 2010, the Federal government enacted the comprehensive health care reform package, the Affordable Care Act. Among other provisions, the Affordable Care Act imposes individual and employer health insurance requirements, provides certain insurance subsidies (e.g., premiums and cost sharing), mandates extensive insurance market reforms, creates new health insurance access points (e.g., State and federal-based health insurance exchanges), expands the Medicaid program, promotes research on comparative clinical effectiveness of different technologies and procedures, and makes a number of changes to how products and services will be reimbursed by the Medicare program. Amendments to the Federal False Claims Act under the Affordable Care Act have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies, under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Affordable Care Act is susceptible to modification or elimination by the United States Congress and the executive branch of government as part of its current policy of dismantling or indirectly affecting The Patient Protection and Affordable Care Act. We cannot be certain how, or if, any adjustments would impact the Company.

Index
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

Index
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

Index
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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2018 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2017, we had cash and cash equivalents of $986,799 and an accumulated capital deficit of $127,628,251. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 3, 2018, the Company renewed the loan with Seaside National Bank and Trust extends the maturity date to May 11, 2018, all other terms and conditions remain unchanged. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

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

Index
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued its report dated April 11, 2018 in connection with the audit of our financial statements as of December 31, 2017, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2017 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2017, we have accumulated a deficit of approximately $127.6 million. Our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

Our ability to continue generating revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. In addition, even if we are successful in obtaining necessary regulatory approvals and bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

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

To our knowledge, the partially owned clinics and the clinics that purchase our Adipocell kits are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine.  Should the FDA code of federal regulations change, this could affect our ability to generate revenues.

Index
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

Index
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

We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by broad U.S. healthcare reform legislation or what form many of these regulations will take before implementation. The healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. While patients have begun receiving insurance coverage through these exchanges, the business and regulatory environment for these exchanges continues to evolve as the exchanges mature. Additionally, there is uncertainty about how the applicable state and federal agencies will enforce regulations relating to the exchanges. There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the Patient Protection and Affordable Care Act of 2010, as modified by the Health Reform Acts, including the case that was recently heard by the U.S. Supreme Court, King v. Burwell. Although the Supreme Court upheld the provision by the federal government of subsidies to individuals in federally facilitated healthcare exchanges in Burwell, which ultimately did not disrupt significantly the implementation of the healthcare reform legislation, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our revenues and earnings. In addition, in the last year, the executive branch and Congress have taken actions to weaken or modify the Affordable Care Act. The enacted reforms,  future legislative changes, as well as current ongoing uncertainty in matters related to the Affordable Care Act, could have a material adverse effect on our results of operations.

Index
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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.  In addition, there are a limited number of clearing houses that clear “penny stocks” and those that will clear such stocks may enforce internal time consuming administrative requirements and may arbitrarily determine to refuse to clear any stock.

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

Index
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

Index
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

On February 4, 2016, the Company extended its facility lease to extend the term of the lease until August 31, 2019 at a monthly base rent of $7,306 plus a pro rata share of landlord’s operating expenses. In connection with the renewal, the Company was required to pay $11,072 security deposit.

Approximate annual future minimum lease obligations under this non-cancelable facilities operating lease agreement as of December 31, 2017 are as follows:

Year ending December 31,
2018	87,674
2019	58,448
Total	$146,1226

On November 17, 2017, the Company executed an Amendment to the Lease which required a payment of $25,000 and monthly payments going forward of an additional $4,500 for a period of ten months.

We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.

Index
Item 3. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of  the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017.  As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at December 31, 2017.

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

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company believes the lawsuit is without merit and will defend it vigorously.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2017 other then described above.

Item 4. Mine Safety Disclosures.

Not applicable

Index
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Markets (OTCQB) under the symbol “USRM”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2016
	High	Low
First Quarter	$1.0000	$0.1100
Second Quarter	$0.1300	$0.0155
Third Quarter	$0.044	$0.0040
Fourth Quarter	$0.0090	$0.0016
	Fiscal Year 2017
	High	Low
First Quarter	$0.179	$0.0019
Second Quarter	$0.1409	$0.0276
Third Quarter	$0.0537	$0.0160
Fourth Quarter	$0.0560	$0.0210

Holders

As of December 31, 2017, there were approximately 521 shareholders of record of our common stock.

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

Index
Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	71,630,763	0.028	16,408,070
Equity compensation plans not approved by security holders (2)	133,591	126.26	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

•	8,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016.

•	4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017.

•	4,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015.

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

Recent Sales of Unregistered Securities

In 2017, we sold an aggregate of 4,021,495 shares of our common stock for gross cash proceeds of $275,000. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2016 or 2017.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April _, 2018 in connection with the audit of our financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidates are MyoCell and Adipocell. MyoCell is an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. Adipocell is an innovative cell therapy kit with multiple possible treatment applications using autologous adipose cells. We are presently investigating the use of adipose cells in a variety of clinical applications.

Index
Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product Candidates for the treatment of heart damage, including MyoCell, Myocell SDF-1 and Adipocell. MyoCell and MyoCell SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients. MyoCell SDF-1 is intended to be an improvement to MyoCell. MyoCell SDF-1 is similar to MyoCell except that the myoblast cells to be injected for use in MyoCell SDF-1 will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. Adipocell is a kit to obtain patient-derived cells proposed for various in clinic procedures. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for various indications.

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

Index
We conduct operations in one business segment. We may organize our business into more discrete business units when and if we generate significant revenue from the sale of our product candidates. Our revenue since inception has been generated inside and outside the United States, and the majority of our long-lived assets are located in the United States.

GENERAL AMERICAN CAPITAL PARTNERS

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

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. American Stem Cell Centers of Excellence provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company, have retained the professional services of both Kristin Comella and Mike Tomas AS CSO AND CEO respectively to help with scientific and successful operational deployment of their clinics. The board of directors contends that the successful deployment of American stem cell centers of excellence will lead to the financial value and revenue growth of US Stem Cell, Inc. through sales of our products and services at American Stem Cell Center of Excellence clinics.

Subsequent events

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51% Member Interest in the LLC and the Company holds a 49% Member Interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the net revenues.

From January to April 2018, we issued an aggregate of 9,875,484shares of common stock for services rendered.  In addition, from January through March 1, 2018, we sold an aggregate of 7,838,457 shares of its common stock for net proceeds of $183,000.

On or about March 1, 2018, the U.S. Securities and Exchange Commission (“Commission”), Miami Regional Office (“Commission Staff”), served a subpoena upon U.S. Stem Cell, Inc., which seeks production of certain documents and communications including, among other things, minutes and other documents relating to the Company’s board and audit committee meetings, financial statements, and press releases. The Commission Staff is conducting a formal non-public, fact-finding inquiry of U.S. Stem Cell, Inc.  This investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred.  The Company is cooperating with the Commission Staff and has provided, and will continue to provide, information and documents to the Commission Staff.

At this juncture, the Company is not able to predict the duration, scope, results, or consequences of the Commission Staff’s investigation.  There can be no assurance that this inquiry will be resolved in a manner that is not adverse to the Company.

Index
Results of Operations Overview

On January 30, 2018, Greg Knutson, a director of our company (“Knutson”) and our company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Currently, Knutson holds a 51% Member Interest in the LLC and we  hold a 49% Member Interest. We will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the net revenues. The LLC shall be controlled by the Board of Managers, specifically Knudson and Mike Tomas and be governed by a standard Operating Agreement.

Revenues

The Company’s primary source of revenue is from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2019.

We recognized revenues of $5,520,537 in 2017 compared to revenues of $3,083,261 in 2016. Our revenue in 2017 was generated from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenues for 2016 were generated from the sale, test kits and equipment, training services, patient treatments and laboratory services, and cell banking.  Our significant overall increase in 2017 as compared to 2016 was generated by a 170% increase in our banking revenue.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs consistent with products and services provided.

Cost of sales was $1,885,371 in the year ended December 31, 2017 compared to $972,009 in the year ended December 31, 2016.  The increase is primarily due higher revenue volume.  The margins are lower in 2017 compared to 2016 due to equipment depreciation in 2017.

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

Index
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

A summary of options at December 31, 2017 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Granted	48,075,000	$0.025	10.0
Exercised	—
Forfeited/Expired	(14)	$0.15
Options outstanding at December 31, 2017	71,630,763	$0.03	9.2
Options exercisable at December 31, 2017	20,309,378	$0.04	9.0
Available for grant at December 31, 2017	16,408,070

The following information applies to options outstanding and exercisable at December 31, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	9.11	$0.0043	-	$-
0.0196	22,850,000	8.72	0.0196	11,600,000	0.0196
0.03626	31,865,000	9.61	0.03626	8,125,000	0.03626
0.03680	10,000	9.61	0.03680	-	0.03680
0.15402	705,398	7.74	0.15402	584,050	0.15402
19.32	150	6.85	19.32	113	19.32
70.00	100	3.66	70.00	100	70.00
210.00	40	3.62	210.00	40	210.00
680.00	40	2.11	680.00	40	680.00
5,250.00	35	0.30	5,250.00	35	5,250.00
Total	71,630,763	9.19	$0.03	20,309,378	$0.04

On February 6, 2017, we granted an aggregate 16,200,000 options to purchase the Company’s common stock at $0.0043 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $53,271, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 235.22% and Risk free rate: 1.86%.

On August 7, 2017, we granted an aggregate 23,750,000 options to purchase the Company’s common stock from  $0.03626 to $0.0368 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $860,211, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 259.16% and Risk free rate: 1.81%.

Index
On August 7, 2017, we granted an aggregate 8,125,000 options to purchase the Company’s common stock at  $0.03626  per share to board members, vesting immediately and exercisable over 10 years. The aggregate fair value of $293,545, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 259.16% and Risk free rate: 1.81%.

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

The fair value of all options vesting during the year ended December 31, 2017 and 2016 of $645,483 and $410,385, respectively, was charged to current period operations.

As of December 31, 2017, the Company had approximately $1,000,017 of total unrecognized compensation cost related to non-vested awards granted under the Plan, which the Company expects to recognize over a weighted average period of 1.81 years.

Warrants

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	139,145	$173.03	5.5
Issued	-
Exercised	-
Expired	(5,554)	$1,297.98
Outstanding at December 31, 2017	133,591	$126,.26	4.7
Exercisable at December 31, 2017	132,046	$47.76	4.6

A summary of common stock purchase warrants at December 31, 2017 and activity during the year ended December 31, 2017 is presented below:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	5.0	$15.54	94,108	$15.54
	$20.01 – $30.00	27,543	4.4	$24.08	27.543	$24.08
	$40.01 - $50.00	6,253	1.9	$48.36	6,253	$48.36
	$50.01 – $60.00	543	3.6	$60.00	543	$60.00
$	> $60.00	5,344	3.8	$2,800.69	3,599	$701.78
		133,591	4.7	$126.26	132.046	$37.76

Index
Interest Expense

Interest expense during the year ended December 31, 2017 was $642,102 compared to $1,185,641 for the year ended December 31, 2016. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan,  the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt,  the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the year ended December 31, 2017 and 2016 was $126,457 and $869,596, respectively. On January 3, 2018, the Company renewed the loan with Seaside National Bank and Trust extend the maturity date to May 11, 2018, all other terms and conditions remain unchanged.

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

Index
Derivative instrument liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, we did not have any derivative instruments that were designated as hedges.

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

Depreciation

Depreciation is computed using the straight-line method over the assets’ expected useful lives or the term of the lease, for assets under capital leases.

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

Index
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

Results of Operations

We are a research and development stage company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected to until 2018, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2017 and December 31, 2016

Revenues

We recognized revenues of $5,520,537 in 2017, revenues generated from the sale of, kits and equipment, services, and laboratory services.  In 2016, we recognized revenues of $3,083,261, revenues generated from the sales of kits and laboratory services. Our significant overall increase in 2017 as compared to 2016 was generated by a 170% increase in our banking revenue.

Cost of Sales

Cost of sales was $1,885,371 in 2017 and $972,009 in 2016.  The increase is primarily due higher revenues in 2017 as compared to 2016.  The margins decreased by approximately 3% due to equipment deprecation added in 2017.

Research and Development

Research and development expenses were $6,644 in 2017, an increase of $5,725 from research and development expenses of $919 in 2016. The increase was primarily attributable to an increase in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $4,426,632 in 2017, an increase of $1,230,275 from marketing, general and administrative expenses of $3,264,107 in 2016. The increase in marketing, general and administrative expenses is attributable, in part, to increases in stock based compensation, salaries and insurance and advertising expenses.

(Loss) gain on settlement of debt

During the year ended December 31, 2017, we incurred a net loss of $126,457 primarily related to the settlement of accounts payable and debt restructured during the current period. In 2016, we incurred a gain of $53,690 primarily due to the settlement of accounts payable and related party advances, net with refinancing of debt during the current period.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536 which we will recognize to operations over the term of the lease (36 months). During the year ended December 31, 2017, we recognized $107,371 in current period operations. During the year ended December 31, 2016, we realized a gain of $500 for the sale of old equipment.

Index
(Loss) gain on change in fair value of derivative liabilities.

As of December 31, 2016 and 2015, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2017, we incurred a $(1,891,205) loss on change in fair value of our derivative liabilities compared to a gain of $56,244 the same period last year.

Income from equity investment

Our investment of 33% member interest ownerships of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC, accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the year ended December 31, 2017 and 2016, our pro rata share of its income was $192,383 and $153,405, respectively.

Loss on litigation settlement

On March 1, 2017, we settled outstanding litigation with Northstar Biotech Group, LLC whereby we issued 10,000,000 and issued an additional 1,000,000 (for an aggregate of 11,000,000) shares of our common stock at a fair value of $316,800.  Accordingly, we recorded in operations a loss on litigation settlement of $316,800 for the year ended December 31, 2017.

Interest Expense

Interest expense was $642,102 in 2017 compared to interest expense of $1,185,641 in 2016. Non cash interest comprised of amortization of debt discounts and non-cash interest totaled $126,457 in 2017 as compared to $869,596 in 2016.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2017, we continued to finance our operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $1,231,393 in 2017 as compared to $112,242 of cash provided in 2016. Our source of cash for operations in 2017 reflected a net loss generated during the period of $3,481,491, adjusted for non-cash items such as stock-based compensation of $645,483, amortization of debt discounts associated with our convertible notes of $126,436,  related party notes payable issued for services rendered of $800,000, bad debt expense of $16,740, loss on settlement of debt of $126,457, loss on change in fair value of derivative liabilities of $1,891,205, common stock issued in settlement of litigation of $316,800 and depreciation expense of $178,745, net with gain on sale of equipment of $107,371 and income from equity investments of $192,383. A net increase in operating assets of $74,948 and a net increase in operating liabilities of $985,720 contributed to our source of operating cash in 2017.

Investing Activities

Net cash provided by investing activities was $723,838 for the year ended December 31, 2017 represented proceeds from our equity investment of $225,000,  $400,000 from sale of property and equipment and $100,000 receipt of deposit for the sale of our intellectual property and customers, net with purchase of equipment of $1,162 as compared to cash provided by investing activities of $175,000 from our equity investments and $500 from sale of property and equipment, net with purchase of equipment of $12,582 for the same period last year.

Index
Financing Activities

Net cash used in financing activities was an aggregate of $1,239,152 in the year ended December 31, 2017 as compared to cash used of $62,812 in the year ended December 31, 2016. In the year ended December 31, 2017, we received $275,000 from the sale of our common stock and proceeds from restructuring of financing agreement of $154,785, net with repayments of notes and capital leases payable of $530,178 and $1,138,759 related party notes.

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

At December 31, 2017, we had cash and cash equivalents totaling $986,799; our working capital deficit as of such date was $5,360,187. Our independent registered public accounting firm has issued its report dated April 11, 2018 in connection with the audit of our financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2017, we had $8,321,122 in outstanding debt.

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

Index
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

As of December 31, 2017, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and have concluded our controls are effective.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Index
PART III

Item10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our current executive officers and directors

Mike Tomas	52	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	94	Director, Chairman of the Board
Mark P. Borman	63	Director
Kristin Comella	41	Director, Chief Scientific Officer
Sheldon T. Anderson	67	Director
Greg Knutson	66	Director

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

Executive Officers and Directors

Mike Tomas. Mike Tomas, President & CEO of U.S. Stem Cell Inc, is considered by many in the industry as one of the most experienced marketers and operating executives for IT/Communications and Biotech/Life Sciences private equity and venture groups portfolio companies. The son of a serial entrepreneur, he spent nearly 20 years driving the evolution of telecommunications technology in the U.S. and Mexico in leadership roles ranging from sales, marketing, customer service, telemarketing, engineering, and operations. Upon retiring as Chief Marketing Officer of Avantel, MCI/Worldcom’s Global Ventures $1B investment with Banamex (at the time, the largest bank in Latin America), Mr. Tomás joined other former-MCI executives (including MCI CEO Jerry Taylor) and helped form an integrated customer communications software solution that was named on Red Herring magazine’s “Top Ten to Watch” list.

Upon the successful sale of that company in 2001, Mr. Tomas helped launch The ASTRI Group, an early-stage private equity investment company providing capital, business development and strategic marketing support to emerging private companies. Mr. Tomas sits on the board of U.S. Stem Cell Inc. (adult stem cell development and applications) and has sat on the boards of The IDEA Center (Miami Dade College’s entrepreneurial institute), Career Source Florida (appointed by Florida Governor Rick Scott to his statewide workforce investment board) and is the past chairman of Florida International University’s Global Entrepreneurship Center. Mr. Tomas is an inductee into the Miami-Dade College and WACE Halls of Fame for business, an FIU Torch Award winner--and winner of top communications, medical innovations, education and entrepreneurial awards. An avid athlete, Mr. Tomas was also a Miami-Dade County Sports Commissioner.

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

Index
He is the recipient of a number of honors, including the prestigious Lemelson-MIT Lifetime Achievement Award, the MIT Corporate Leadership Award, the Distinguished Service Award from North American Society of Pacing and Electrophysiology, and the Jay Malina Award from the Beacon Council of Miami, Florida. He is also a member of the Inventors Hall of Fame.

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since December 2017. He is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. Mr. Borman brings small-company entrepreneurial passion and larger-company disciplines. In addition to the valuable experience he gained working with entrepreneurs and their startups from 2009 to present, Mr. Borman has experience with global, NASDAQ- and NYSE-listed companies in various executive and financial roles. He is currently a board member with public and private technology companies and  serves on advisory and non-profit boards. During his career, Mr. Borman has held positions with ADC Telecommunications, General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KPMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his M.B.A. in Finance from the University of Chicago Booth  School of Business. He is an Audit Committee Financial Expert under SEC rules, a Certified Public Accountant and Chartered Financial Analyst. Mr. Borman is a Board Leadership Fellow and member of the National Association of Corporate Directors.

Kristin Comella, Ph.D. Dr. Comella, USRM’s Chief Science Officer, has an extensive background in the study and implementation of stem cell therapy.  As a student focusing on the mechanics and systems of the body in order to achieve optimal health, her more than 20+ years experience has given her notable training with experts in the stem cell arena.  Her graduate studies and PhD course work at Ohio State University provided her the opportunity to work with Dr. Jeffery Chalmers to focus on the use of nano-particles magnets to isolate and separate cells.  She then delved more deeply into biomedical engineering at the Cleveland Clinic and Osiris Therapeutics — a small start-up in Maryland founded by the ‘father of Mesenchymal Stem Cells,’ Dr. Arnie Caplan.  Her work at Osiris led to one of the first IND approvals of stem cells in orthopedics from the FDA in 2002, and was the beginning of her zeroing in on stem cells and their application for healing.

Following her work at Osiris, Dr. Comella was offered the opportunity to work at Tulane University with Dr. Darwin  Prockop, the Grandfather of cellular therapy research on mesenchymal progenitor.  Her responsibilities included managing the FDA GMP facility (good manufacturing practices) at Tulane’s Center of Gene Therapy, where she designed, implemented and administered the application of stem cell therapy for spinal cord injuries.

Her dedication to the advancement of stem cell therapy and regenerative medicine led her to what is now U.S. Stem Cell in 2004.

Dr. Comella was named number 24 on Terrapin’s list of the Top 50 Global Stem Cell Influencers and number 1 on the Academy of Regenerative Practices list of Top 10 Stem Cell Innovators. Dr. Comella holds a PhD in Biomedical Engineering from Florida International University, an M.S. in Chemical Engineering from Ohio State University and a B.S. in Chemical Engineering from the University of South Florida.

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

Index
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

Index
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

As previously reported, on November 7, 2016, in adherence with the directives in the code of ethics, the Board of Directors, formed a separate committee to review and advise on alleged improper activities undertaken by a prior member of the Board of Directors. The committee has completed its review and the results were not sufficiently conclusive to take any action.

Index
Shareholder Recommendations for Board Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy, and Mr. Anderson. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2017 and 2016, the aggregate compensation awarded to/earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2017 , or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2017	$1,493,194	$500,000	(1)	$—	$630,359	(2)(3)(4)				$2,623,553
CFO and Director	2016	692,597	500,000	(5)	—	$175,385	(6)(7)	—	—	—	$1,367,982

Kristin Comella Chief Science	2017	585,179	300,000	(1)	—	$342,276	(2)(3)(4)				$1,277,455
Officer and Director	2016	342,384	300,000	(5)	—	$99,027	(6)(7)				$741,411

(1)
On August 7, 2017, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due on demand

(2)
On February 6, 2017, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.0043 per share for ten years, vesting over four years at each anniversary.

(3)
On August 7, 2017, Mr. Tomas and Ms. Comella were granted 15,000,000 and 7,500,000, respectively, options to purchase the Company’s common stock at $0.03626 per share for ten years, vesting over four years at each anniversary.

(4)	On August 7, 2017, Mr. Tomas and Ms. Comella were granted 1,500,000 options (each) to purchase the Company’s common stock at $0.03626 per share for ten years, vesting immediately.
(5)
On September 6, 2016, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due on demand

(6)
On September 19, 2016, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.0196 per share for ten years, vesting over four years at each anniversary.

(7)
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

Employment Agreements

See page F-28

Outstanding Equity Awards at Fiscal Year End

Index
The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2017:

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	0.15402	6/18/2020
	500	-	0.15402	8/12/2021
	500	-	0.15402	1/16/2022
	2,000	-	0.15402	8/6/2022
	10,000	-	0.15402	8/1/2023
	400	—	0.15402	9/1/2023
	10,000	-	0.15402	2/24/2024
	800	-	0.15402	2/24/2024
	4,299	1,074	0.15402	5/24/2024
	10,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	5,000	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	10,000,000	7,500,000	0.01960	9/19/2026
	10,000,000	10,000,000	0.00430	2/6/2027
	15,000,000	15,000,000	0.03626	8/7/2027
	1,500,000	-	0.03626	8/7/2027

Kristin Comella	20	—	0.15402	1/19/2019
	3	—	0.15402	3/13/2019
	30	—	0.15402	5/28/2019
	250	—	0.15402	8/12/2021
	500	-	0.15402	8/6/2022
	5,000	-	0.15402	8/1/2023
	5,000	-	0.15402	2/24/2024
	400	-	0.15402	2/24/2024
	5,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	1,000	-	0.15402	2/2/2025
	175,131	-	0.15402	11/2/2025
	5,000	2,500	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	5,000,000	3,750,000	0.01960	9/19/2026
	5,000,000	5,000,000	0.00430	2/6/2027
	7,500,000	7,500,000	0.03626	8/7/2027
	1,500,000	-	0.03626	8/7/2027

Index
Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2017 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2017 are as follows:

	Estimated future payouts				Estimated future payouts			All other	All other		Grant
	under non-equity incentive				under equity incentive			stock	option		date
	plan awards				plan awards			awards:	awards:		fair
								Number	Number	Exercise	value
								of	of	or base	of
								shares	securities	price of	stock
								of stock	underlying	option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	option
Name	date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	awards
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2017 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0

Golden Parachute Compensation

As at December 31, 2017, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0	0	0

Index
Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2017 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
William P Murphy, Jr.	$-	$54,194	(1)	$54,194
Sheldon T. Andersen	$-	$54,194	(1)	$54,194
Mark Borman	$-	$54,194	(1)	$54,194
Total:	$-	$162,582		$162,582

(1)
Represents (i) a stock option granted August 7, 2017 for the purchase of 1,500,000 shares of common stock, vesting immediately, at an exercise price of $0.03626 per share and termination date of August 7, 2017

Pension Benefits

As of December 31, 2017, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0

Index
Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 for all compensation plans under the Company’s Stock Option Plan:

			Additional
	No. of		Consideration
	Shares of Common		to be Received
	Stock Underlying		Upon Exercise
	Unexercised		or Material		Value
	Common Stock		Conditions	Option	Realized	Option
	Purchase Options	Date of	Required to	Exercise	if	Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	500	6/18/2010	$—	$0.15402	$—	6/18/2020
	500	8/12/2011	—	0.15402	—	8/12/2021
	500	1/16/2012	—	0.15402	—	1/16/2022
	2,000	8/6/2012	—	0.15402	—	8/6/2022
	10,000	8/01/2013	—	0.15402	—	8/1/2023
	400	9/1/2013	—	0.15402	—	9/1/2023
	10,000	2/24/2014	—	0.15402	—	2/24/2024
	800	2/24/2014	—	0.15402	—	2/24/2024
	3,225	5/12/2014	—	0.15402	—	5/12/2014
	10,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	291,885	11/2/2015	—	0.15402	—	11/2/2025
	5,000	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	2,500,000	9/19/2016	-	0.01960	-	9/19/2026
	1,500,000	8/7/2017	-	0.03626	-	8/7/2027
Kristin Comella, NEO	20	1/9/2009	—	0.15402	—	1/9/2019
	3	3/13/2009	—	0.15402	—	3/13/2019
	30	5/29/2009	—	0.15402	—	5/28/2019
	250	8/12/2011	—	0.15402	—	8/12/2021
	500	8/06/2012	—	0.15402	—	8/06/2022
	5,000	8/01/2013	—	0.15402	—	8/1/2023
	5,000	2/24/2014	—	0.15402	—	2/24/2024
	400	2/24/2014	—	0.15402	—	2/24/2024
	5,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	1,000	2/2/2015	—	0.15402	—	2/2/2025
	175,131	11/2/2015	—	0.15402	—	11/2/2025
	2,500	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	1,250,000	9/19/2016	-	0.01960	-	9/19/2026
	1,500,000	8/7/2017	-	0.03626	-	8/7/2027

Director Compensation

As of December 31, 2017, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. Our two employee directors, Mike Tomas and Kristin Comella, also are granted director options to purchase shares of our common stock In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Index
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of April 11, 2018, based on an aggregate of 358,725,813 common shares issued, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2016. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(1)
The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The “Amount of Beneficial Ownership” in calculated based on total shares held plus warrants held (plus stock options entitled to exercise).  The aggregate of these items will be used as the denominator each for the percentage calculation below.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	8,343,489	(1)	2.4

Kristin Comella, Chief Scientific Officer and Director	5,695,234	(2)	1.6

William P. Murphy, Director**	3,066,496	(3)	*

Mark P. Borman, Director	3,066,291	(4)	*

Sheldon T. Anderson, Director	3,003,341	(5)	*

Greg Knutson**	0		*

All officers and directors as a group (6 persons)	23,174,851	(6)	6.3

Northstar Biotechnology Group, LLC	31,805,502	(7)	8.5

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr. and controlled by Gregory Knutson, a member of the Board of Directors appointed on March 5, 2017.

(1)
Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 8,335,210  shares of common stock issuable upon exercise of presently exercisable stock options .

(2)	Includes 5,695,234 shares of common stock issuable upon exercise of presently exercisable stock options.
(3)
Includes (i) 63,481 shares of common stock and (ii) 3,003,015 shares of common stock issuable upon exercise of presently exercisable stock options.  Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 24 shares of common stock and (ii) 3,002,810 shares of common stock issuable upon exercise of presently exercisable stock options
(5)	Includes (i) 1,941 shares of common stock and (ii) 3,001,400 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes an aggregate of (i) 73,725 shares of common stock and (ii) 23,037,669 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(7)	Includes 31,785,502 shares of common stock and (ii) 20,000 shares of common stock issuable upon exercise of warrants.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. Subsequently and prior to the 2015 “Reverse Split”, 20,000,000 shares were designated as Series A Preferred Stock.

The Series A Preferred Stock collectively has voting rights equal to 25 votes on all matters presented to be voted by the holders of common stock per share of preferred stock and the right to convert to one share of common stock for each share of preferred stock. Northstar Biotechnology Group, LLC was issued, prior to the 2015 “Reverse Split” , an aggregate of 20,000,000 shares of Series A Preferred Stock which were converted to common stock pursuant to a Settlement Agreement dated March 1, 2017. As of the date of this  report, no shares of preferred stock are issued and outstanding.

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

Index
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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2017 and 2016, our officers and directors have provided advances in the aggregate of $104,901, for working capital purposes. The advances are unsecured, due on demand and non-interest bearing.

Northstar Biotechnology Group, LLC-Preferred stock

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

Index
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

Index
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

On October 2, 2017, the Company issued 559,187 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2016 per the forbearance agreement.

As of December 31, 2017 and 2016, the principal of this note was $262,000.

Officer and Director Notes

	December 31, 2017	December 31, 2016
Note payable, Beverly Murphy	$-	$50,000
Note payable, Mr. Tomas	-	81,420
Note payable, Mr. Tomas	-	375,000
Note payable, Mr. Tomas	101,729	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	-	221,865
Note payable, Ms. Comella	237,797	300,000
Note payable, Ms. Comella	300,000	-
Total	$1,639,526	$2,028,285

Note payable, Ms. Murphy

On March 29, 2017, the Company issued 1,748,947 shares of common stock in settlement of $50,000 of outstanding notes payable and accrued interest to Ms. Murphy.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and accrued compensation. The promissory note bears interest of 5% per annum and due on demand. During the year ended December 31, 2017 and 2016, the Company paid $170,830 and $81,420 towards the note balance.  As of December 31, 2017, the outstanding balance was $-0-.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of accrued compensation. The promissory note bears interest of 5% per annum and is due on demand. During the year ended December 31, 2017, the Company paid off the outstanding balance of the promissory note.

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the year ended December 31, 2017, the Company paid off $398,271 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2017 is $101,729.

Index
On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of December 31, 2017 is $500,000.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2017 is $500,000.

At December 31, 2017 and 2016, the Company has recorded accrued interest on the outstanding notes to Mr. Tomas in the amount of $282,701 and $221,204, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation. The promissory note bears interest of 5% per annum and was due on January 1, 2015. . During the year ended December 31, 2017 and 2016, the Company paid $221,865 and $65,907 towards the note balance.  As of December 31, 2017, the outstanding balance was $-0-.

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the year ended December 31, 2017, the Company paid off $62,203 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2017 is $237,797.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2017 is $300,000.

At December 31, 2017 and 2016, the Company has recorded accrued interest on the outstanding notes to Ms. Comella in the amount of $67,884 and $46,344, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the years ended December 31, 2017 and 2016, the Company has incurred $120,000 and $80,000 under the agreement, respectively. As of December 31, 2017 and 2016, the Company had $187,409 and $106,455, respectively, in accounts payable owed to Pavillion.

Subsequent Event:
On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 50% Member Interest in the LLC and the Company holds a 49% Member Interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the net revenues. The LLC shall be controlled by the Board of Managers, specifically Knudson and Mike Tomas and be governed by a standard Operating Agreement.

Index
Item 14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

In December of 2012, U.S. Stem Cell engaged Fiondella, Milone, LaSaracina LLP (FML) to perform our  audits. Aggregate fees billed to us for the fiscal years ended December 31, 2017 and 2016 by our independent registered public accounting firms are as follows:

Types of Fees	2017	2016
Audit Fees (1)	$85,500	$82,500
Audit Related Fees	$—	$-
Tax Fees	$5,300	$5,000
All Other Fees	—	—

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.

Index
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19 (16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20 (16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23 (18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24 (18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25 (18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26 (20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27*	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017
14.1(2)	Code of Business Conduct and Ethics
21.0*	Subsidiary List
31.01*
Certification of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
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

U.S. STEM CELL, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
April 16, 2018

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

April 16, 2018

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

SIGNATURE	TITLE	DATE

/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	April 16, 2018
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	April 16, 2018
Mike Tomas

/s/ Mark P. Borman	Director	April 16, 2018
Mark Borman

/s/ Kristin Comella	Director	April 16, 2018
Kristin Comella

/s/ Sheldon Anderson	Director	April 16, 2018
Sheldon Anderson

/s/ Greg Knutson	Director	April 16, 2018
Greg Knutson

Index

FORM 10-K—ITEM 8
U.S. STEM CELL, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of US Stem Cell, Inc.
13794 NW 4th Street, Suite 212,
Sunrise, Florida 33325

Opinion on the Financial Statements

We have audited the accompanying balance sheets of US Stem Cell, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2011.

Glastonbury, Connecticut

April 16, 2018

Index

U.S. STEM CELL, INC.
BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$986,799	$270,720
Accounts receivable, net	42,959	16,025
Inventory	70,364	42,218
Prepaid and other	3,128	-
Total current assets	1,103,250	328,963

Property and equipment, net	449,747	20,969

Other assets
Investments	34,926	67,544
Deposits	10,160	10,160

Total assets	$1,598,083	$427,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including $201,973 and $108,504 to related parties, respectively	$1,378,124	$1,290,292
Accrued expenses	929,119	904,772
Advances, related party	104,901	104,901
Deferred revenue	211,042	126,932
Deferred gain on sale of equipment	128,845	-
Deposits	465,286	465,286
Promissory note, short term portion, net of debt discount of $0 and $71,449, respectively	-	3,551
Notes payable, related party	1,901,526	2,290,285
Notes and capital leases payable, net of debt discount of $61,729 and $103,479, respectively	1,344,594	680,336
Derivative liabilities	-	297,156
Total current liabilities	6,463,437	6,163,511

Long term debt:
Deferred revenue	68,500	71,500
Deferred gain on sale of equipment	150,320	-
Long term deposits	100,000	-
Promissory note, long term portion, net of debt discount of $169,072 and $169,072, respectively	1,228,690	1,228,690
Notes and capital lease payable, long term portion, net of debt discount of $33,138 and $0, respectively	687,453	982,579
Total long term debt	2,234,963	2,282,769

Total liabilities	8,698,400	8,446,280

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- and 20,000,000 issued and outstanding as of December 31, 2017 and 2016, respectively	-	20,000
Common stock, par value $0.001; 2,000,000,000 shares authorized, 342,113,098 and 127,012,740 shares issued and outstanding as of December 31, 2017 and 2016, respectively	342,113	127,013
Additional paid in capital	120,185,821	115,981,103
Accumulated deficit	(127,628,251)	(124,146,760)
Total stockholders’ deficit	(7,100,317)	(8,018,644)

Total liabilities and stockholders’ deficit	$1,598,083	$427,636

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
Revenue:
Products	$2,126,436	$1,827,355
Services	3,394,101	1,255,906
Total revenue	5,520,537	3,083,261

Cost of sales	1,885,371	972,009

Gross profit	3,635,166	2,111,252

Cost and operating expenses:
Research and development	6,644	919
Marketing, general and administrative	4,426,632	3,264,107
Depreciation and amortization	6,571	5,785
Total operating expenses	4,439,847	3,270,811

Loss from operations	(804,681)	(1,159,559)

Other income (expenses):
(Loss) gain on settlement of debt	(126,457)	53,690
Gain on sale of equipment	107,371	500
(Loss) gain on change of fair value of derivative liability	(1,891,205)	56,244
Income from equity investments	192,383	153,405
Loss on litigation settlement	(316,800)	-
Other income	-	10,975
Interest expense	(642,102)	(1,185,641)
Total other income (expenses)	(2,676,810)	(910,827)

Net loss before income taxes	(3,481,491)	(2,070,386)

Income taxes	-	-

NET LOSS	$(3,481,491)	$(2,070,386)

Net loss per common share, basic and diluted	$(0.01)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	309,009,904	24,150,996

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

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

Index

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

					Additional
	Preferred stock		Common stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2016	20,000,000	$20,000	127,012,740	$127,013	$115,981,103	$-	$(124,146,760)	$(8,018,644)
Common stock issued in settlement of accounts payable and accrued interest	-	-	14,058,588	14,058	659,087	-	-	673,145
Common stock issued in connection with settlement of other debt	-	-	164,270,878	164,271	2,081,013	-	-	2,245,284
Common stock issued in settlement of note payable, related party	-	-	1,748,947	1,749	56,852	-	-	58,601
Common stock issued upon conversion of preferred stock	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-	-
Common stock issued in settlement of litigation	-	-	11,000,000	11,000	305,800	-	-	316,800
Proceeds from issuance of common stock	-	-	4,021,945	4,022	270,978	-	-	275,000
Reclassify derivative liability to equity upon payoff of notes payable	-	-	-	-	185,505	-	-	185,505
Stock based compensation	-	-	-	-	645,483	-	-	645,483
Net loss	-	-	-	-	-	-	(3,481,491)	(3,481,491)
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$-	$(127,628,251)	$(7,100,317)

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,481,491)	$(2,070,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,745	5,785
Bad debt expense	16,740	5,640
Discount on convertible debt	126,436	675,650
Change in fair value of derivative liability	1,891,205	(56,244)
Loss (gain) on settlement of debt	126,457	(53,690)
Gain on sale of equipment	(107,371)	(500)
Related party notes payable issued for services rendered	800,000	800,000
Common stock issued in settlement of litigation	316,800	-
Non cash payment of interest	-	193,946
Income on equity investments	(192,383)	(153,405)
Stock based compensation	645,483	410,002
Change in fair value of re-priced employee options	-	934
Changes in operating assets and liabilities:
Receivables	(43,674)	13,367
Inventory	(28,146)	(24,812)
Prepaid and other current assets	(3,128)	4,832
Accounts payable	469,220	10,464
Accrued expenses	435,390	224,188
Deferred revenue	81,110	126,471
Net cash provided by operating activities	1,231,393	112,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	225,000	175,000
Proceeds from sale of property and equipment	400,000	500
Proceeds from long term deposits	100,000	-
Acquisition of property and equipment	(1,162)	(12,582)
Net cash provided by investing activities	723,838	162,918

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	154,785	523,089
Proceeds from sale of common stock	275,000	60,000
Net proceeds from related party advances	-	15,000
Purchase of treasury stock	-	(7,817)
Repayments of related party notes	(1,138,759)	(266,737)
Repayments of notes payable and capital lease	(530,178)	(386,347)
Net cash used in financing activities	(1,239,152)	(62,812)

Net increase in cash and cash equivalents	716,079	212,348

Cash and cash equivalents, beginning of period	270,720	58,372
Cash and cash equivalents, end of period	$986,799	$270,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$255,874	$49,214
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$111,972	$497,312
Common stock issued in settlement of accounts payable	$673,145	$255,686
Common stock issued in settlement of note, related party	$58,601	$10,000
Common stock issued or issuable in settlement of litigation	$316,800	$-
Sale and leaseback of equipment	$619,825	$-
Reclassify derivative liability to equity	$185,505	$-

See the accompanying notes to these financial statements.

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August, 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. The business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of cell therapy clinics. To date, the Company has not generated significant sales revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

The Company’s primary sources of revenue are from the sale of test kits and equipment, training services, patient treatments, laboratory services and cell banking.

Revenues for kits and equipment sold are not recorded until kits and equipment are received by the customer. Revenues from in-person trainings are recognized when the training occurs and revenues from on demand online trainings are recognized when the customer purchases the rights to the training course. Any cash received as a deposit for trainings are recorded by the Company as a liability.

Patient treatments and laboratory services revenue are recognized when those services have been completed or satisfied.

Revenues for cell banking sales are accounted for as Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on vendor-specific objective evidence of fair value (VSOE). The multiple elements include stem cell banking, dose retrieval and yearly storage fees. Revenues for stem cell banking and dose retrieval is recognized at the point of service and revenues for the yearly storage fees is recognized over the term of the banking contract, which is typically one year with annual renewals.

At December 31, 2017 and 2016, the Company had deferred revenues of $279,542 and $198,432, respectively, which includes $71,500 and $74,500 at December 31, 2017 and 2016 related to the Intellectual Property Licensing Agreement (See Note 11).

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2017 and 2016, allowance for doubtful accounts was $12,298 and $12,487, respectively.

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

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent member interest ownerships of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC utilizing the equity method of accounting (See Note 3).

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 15 years. Equipment under capital leases are recorded at the estimated present value of the minimum lease payments. Equipment under capital leases are amortized over the term of the lease, which is three years.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The computation of basic and diluted income (loss) per share as of December 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2017	2016
Convertible notes payable	-	238,046,980
Series A convertible preferred stock	-	20,000,000
Options to purchase common stock	71,630,763	23,555,777
Warrants to purchase common stock	133,591	139,145
Totals	71,764,354	281,741,902

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2017, there were outstanding stock options to purchase 71,630,763 shares of common stock, 20,309,378 shares of which were vested (See Note 10).

Treasury Stock

The Company uses the cost method when it purchases its own common stock as treasury shares and displays treasury stock as a reduction of shareholders’ equity.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2017, three customers represented 27%, 15% and 13%, respectively, representing an aggregate of 55% of the Company’s accounts receivable. As of December 31, 2016, four customers represented 45%, 13% 13% and 12% respectively, representing an aggregate of 83% of the Company’s accounts receivable.

For the year ended December 31, 2017, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.  For the year ended December 31, 2016, the Company’s revenues earned from the sale of products and services to one customer, a related party, were $487,710, which represented 16% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $6,644 and $919 for the year ended December 31, 2017 and 2016, respectively.

Reliance on Key Personnel and Consultants

The Company has ten full-time employees and one part-time employee. The Company is heavily dependent on the continued active participation of its two current executive officers, one employee and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

At December 31, 2016 and through March 8, 2017, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. At December 31, 2017, all notes and warrants that contained derivative instruments were either converted, settled or paid off and thus there were no outstanding convertible notes or warrants with these features (See Note 6 and Note 8).

Long Term Deposits

Long term deposits are comprised of the following:

On March 3, 2017, the Company entered into a customer purchase agreement with General American Capital Partners (GACP), whereby the Company agreed to sell, for $50,000, the first 5,000 customers of the cell banking business after the effective date of the equipment sale/leaseback agreement with rights to purchase additional customers at a price of $20 per customer.  There is no reduction in the selling price should the new customers be fewer than 5,000.  The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction (See Notes 4 and 6).

On March 3, 2017, the Company entered into an asset purchase agreement of intellectual property with GACP whereby the Company agreed to sell all of the Company’s worldwide rights, title or interest in certain intellectual and other property (as defined) associated with the cell banking business for $50,000. The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction (See Notes 4, 6, and 7).

Recent Accounting Pronouncements

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows (see Note 15).

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2017, the Company incurred net losses of $3,481,491 and as of December 31, 2017 has a working capital deficit (current assets less current liabilities) of $5,360,187. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2017 and 2016 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders’ deficiencies at December 31, 2017 and requires additional financing to fund future operations.

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $192,383 and $153,405 for the years ended December 31, 2017 and 2016, respectively, (inception to date income of $375,212) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the year ended December 31, 2017 and 2016, the Company received distributions totaling $225,000 and $175,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $400,000).  The carrying value of the investment at December 31, 2017 and 2016 is $34,926 and $67,544, respectively.

At December 31, 2017 and 2016, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $8,449 and $12,713 respectively; revenues recorded from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2017 and 2016 were $540,023 and $487,710, respectively.

A parent of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s 33% loss incurred by Regenerative Wellness Clinic, LLC member interests was $(12,765) for year ended December 31, 2017. However the recorded other income/expense in the Company’s Statement of Operations was limited to $0. The carrying value was $0 at December 31, 2017.

At December 31, 2017, accounts receivable for sales of test kits to Regenerative Wellness Clinic, LLC was $15,115; revenues earned from sales to Regenerative Wellness Clinic, LLC for the year ended December 31, 2017 was $22,771.

A parent of one of the Company’s officers is a minority investor in the Regenerative Wellness Clinic, LLC.

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

Property and equipment as of December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Laboratory and medical equipment	$5,590	$342,218
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	48,788
Equipment under capital lease	624,602	4,777
Leasehold improvements	362,046	362,046
	1,167,822	883,462
Less accumulated depreciation and amortization	(718,075)	(862,493)
	$449,747	$20,969

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”) with GACP, whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term (See “Lab and Medical Equipment Capitalized Lease” below).

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments.

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $174,120 as of December 31, 2017 and $4,777, less accumulated depreciation of $991 at December 31, 2016, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the year ended December 31, 2017, the Company recognized $107,371 on the gain on sale of equipment.  As of December 31, 2017, deferred gain on sale of equipment was $279,165.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $178,745 and $5,785 of which $172,174 and $0 were included in cost of sales for the year ended December 31, 2017 and 2016, respectively.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$248,746	$154,296
Interest payable on notes payable-related party (See Note 7)	381,667	599,510
Vendor accruals and other	146,421	146,429
Marketing obligation	141,560	-
Employee commissions, compensation, etc.	10,725	4,537
	$929,119	$904,772

During the year ended December 31, 2017, the Company issued an aggregate of 14,058,588 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $359,326 net loss in settlement of debt. Additionally the Company wrote off certain old payables and recorded a gain of settlement of accounts payable in the amount of $37,674.

During the year ended December 31, 2016, the Company issued an aggregate of 2,464,294 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $138,976 net gain in settlement of debt.

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of December 31, 2017 and 2016:

	2017	2016
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	584,000	384,972
Daniel James Management notes payable	-	7,940
Fourth Man, LLC notes payable	-	100,000
Magna Group notes payable	-	130,455
Power Up Lending Group notes payable	94,448	159,300
Lab and medical equipment capitalized leases	468,465	3,727
Total notes payable	2,126,913	1,766,394
Less unamortized debt discount	(94,866)	(103,479)
Total notes payable net of unamortized debt discount	2,032,047	1,662,915
Less current portion	(1,344,594)	(680,336)
Long term portion	$687,453	$982,579

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2018 to extend the maturity date to April 11, 2018 (see Note 15).

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

The note holder agreed to accept full payment of their obligation of over a four (4) year period in 48 monthly installments on an adjusted debt obligation in aggregate of $624,000 (reducing the outstanding balance), with such payments staggered in amounts such that the Company will pay $10,000 monthly the first year, $12,000 monthly the second year, $14,000 monthly the third year, and $16,000 monthly the final year.  In addition, the note holder agreed to suspend accrual interest on the notes commencing September 1, 2017.

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For year ended December 31, 2017, the Company amortized $10,176 of debt discounts to current period operations as interest expense. The unamortized debt discount at December 31, 2017 is $59,524.

In connection with the Agreement, the Company recognized a $233,977 gain on settlement of debt during the year ended December 31, 2017.

Daniel James Management

During the year ended December 31, 2016, the Company entered into Securities Purchase Agreements with Daniel James Management (“Daniel”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $75,000 (the “Daniel Notes”).

The Daniel Notes bear interest at the rate of 9.5% per annum. As of the year ended December 31, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due March 9, 2017. The Daniel Notes are convertible into common stock, at holder’s option, at a 47% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Daniel Notes. These embedded derivatives included certain conversion features and reset provision. (See Note 8)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative liability as of the inception date of Daniel Notes and to fair value as of each subsequent reporting date which at December 31, 2016 was $9,436. At the inception of the Daniel Notes, the Company determined the aggregate fair value of $139,691 of the embedded derivatives.

During the year ended December 31, 2016, $75,000 of promissory notes plus accrued interest that were outstanding at December 31, 2015 and $67,060 of promissory notes plus interest issued in the current year were converted into shares of the Company’s common stock, respectively (See Note 9).

The remaining aggregate principle balance of the promissory notes to Daniel as of December 31, 2016 was $7,940, net of the remaining unamortized debt discount of $1,483.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017, the Company issued 9,671,991 shares of its common stock in payment of the outstanding principle balance of $7,940 and accrued interest of $1,820.  As of December 31, 2017, there are no outstanding Daniel Notes.

Fourth Man, LLC

During the year ended December 31, 2016, the Company entered into Securities Purchase Agreements with Fourth Man, LLC (“Fourth Man”) for the sale of 9.5% convertible promissory note in aggregate principal amount of $100,000 (the “Fourth Man Notes”).

The Fourth Man Notes bear interest at the rate of 9.5% per annum. As of the year ended December 31, 2016, all interest and principal must be repaid one year from the issuance date, with the last note being due September 19, 2017. The Fourth Man Notes are convertible into common stock, at holder’s option, at a 49% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivative liability related to the Fourth Man Notes. These embedded derivative liabilities included certain conversion features and reset provision (See Note 8).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative liability as of the inception date of Fourth Man Notes and to fair value as of each subsequent reporting date which at December 31, 2016 was $151,236. At the inception of the Fourth Man Notes, the Company determined the aggregate fair value of $216,050 of the embedded derivative liability.

During the year ended December 31, 2016, $77,450 of promissory notes plus accrued interest that were outstanding at December 31, 2015 was converted into shares of the Company’s common stock (see Note 9).

The remaining aggregate promissory notes to Fourth Man unconverted principle balance as of December 31, 2016 were $100,000. The remaining unamortized debt discount at December 31, 2016 is $53,503.

During the year ended December 31, 2017, the Company issued an aggregate of 61,113,791 shares of its common stock and $25,000 cash in payment of the outstanding principle balance of $100,000 and accrued interest of $4,688.  As of December 31, 2017, there are no outstanding Fourth Man Notes.

Magna Group

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

The Note bears interest at the rate of 12% per annum. All interest and principal was to be repaid on December 3, 2016. The Note was convertible into common stock, at Magna’s option, at the lower of I) 40% discount to the lowest sales price of the common stock during the 5 trading day period prior to conversion or ii) $0.70. In the event the Company prepays the Note in full, the Company is required to pay off all principal at 140%, interest and any other amounts.

On December 12, 2015, the Company filed a Registration Statement on Form S-1 to register 341,718 shares of common issuable upon the conversion of Magna Equity II, LLC convertible notes dated December 3, 2015 (as restated) for $110,000 and December 3, 2015 for $262,500. The latter note was funded in February 2016.  The Registration Statement on Form S-1 was declared effective on February 12, 2016.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative liability as of the inception date of Notes to Magna and to fair value as of each subsequent reporting date which at December 31, 2016 was $136,460. At the inception of the Notes, the Company determined the aggregate fair value of $263,204 of the embedded derivative liability.

During the year ended December 31, 2016, $257,045 of the promissory notes were converted into shares of the Company’s common stock (See Note 9).

The remaining aggregate Magna Group promissory notes unconverted principle balance as of December 31, 2016 was $130,455.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017, the Company issued an aggregate of 93,485,096 shares of its common stock in payment of the outstanding principle balance of $130,455 and accrued interest of $22,525.  As of December 31, 2017, there are no outstanding Magna Group Notes.

PowerUp Lending Group, Ltd

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

The remaining principle balance of the PowerUp Lending Group promissory note payable at December 31, 2017 is $94,447, net of unamortized discount of $35,342.

Lab and Medical Equipment Capitalized Lease

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”) with GACP, whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The Company recognized the arrangement as a capital lease.  The Company initially recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $619,825.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month plus contingent rent equal to 2.3%, 22.5%, and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  The contingent rent is recognized as a period expense and as interest expense at the time of collection.  At the expiration of the lease, the Company is required to return all leased equipment and along with any maintenance records, logs, etc. in the Company’s possession to the lessor with no right of repurchase.

The Company determined that the present value of the minimum lease payments exceeded 90% of the estimated fair value of the equipment and therefore classified the equipment sale/lease as a capitalized lease. The effective interest rate of the capitalized lease is estimated at 10.00% based on the Company estimated incremental borrowing rate.
During the first nine months of the year, the Company included the contingent rentals as part of the minimum least payments in the calculation of the amortization of the capital lease obligation; this was the result of management considering the achievement of the aforementioned sales and resultant contingent rent as probable. Management reassessed this position at yearend and determined that as a result of its limited operating history in this revenue producing activity, the contingent rent should be treated as a period expense as revenue is collected.  This resulted in a reversal of expense recognized as interest of $279,986.  Total contingent rent (in excess of minimum lease payments) was $63,961 for the year ended December 31, 2017 and is included in interest expense.
The following summarizes the assets under capital leases:

	2017	2016
Classes of property
Lab, medical and other equipment	$619,825	$-
Office equipment	4,777	4,777
Less: accumulated depreciation	(174,120)	(991)
	$450,482	$3,786

The following summarizes the current and long-term portion of capital leases:

	2017	2016
Current leases payable	$203,875	$1,148
Long-term leases payable	264,590	2,579
Office equipment	$468,465	$3,727

The following summarizes total future minimum lease payments at December 31, 2017:

Period ending December 31,
2018	$241,396
2019	241,396
2020	60,000
Total minimum lease payments	542,792
Amount representing interest	74,327
Present value of minimum lease payments	468,465
Current portion of capital lease obligations	203,875
Capital lease obligation, less current portion	$264,590

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

Index

U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the year ended December 31, 2017 and 2016, the Company amortized $71,450 and $78,864 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at December 31, 2017 is $169,072.

During 2017 and 2016, the Company made principle payments of $75,000 and $150,000 on the promissory note, respectively.

As of December 31, 2017, the remaining principle due was $1,397,762.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2017 and 2016, the Company’s officers and directors have provided advances in the aggregate of $104,901 for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to pending litigation (See Note 11). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock according to the original conversion terms. In addition, and separate and apart from the conversion, Northstar received Eleven Million (11,000,000) shares of the Company’s common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). There was no effect of 10% as there were no international sales in 2017. Furthermore, a Northstar designee, Greg Knutson, was appointed to the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, will each exercise their prior Northstar options to each receive a Five percent (5%) Member Interest in Northstar.  The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, respectively, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

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

On September 17, 2014, the limited waiver and forbearance agreement entered into on October 1, 2012 to provide that the perpetual license on products as described for resale, relicensing and commercialization outside the United States was amended as such on the condition that NorthStarNorthstar provide certain financing, which financing the Company, in its sole discretion, could decline and retain the license.

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

On October 2, 2017, the Company issued 559,187 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2016 per the forbearance agreement.

As of December 31, 2017 and 2016, the principal of this note was $262,000.

U.S. Stem Cell Clinic

On November 6, 2015, the Company issued a 4% promissory note to U.S. Stem Cell Clinic for $30,000 due November 3, 2017. During 2016, the Company paid off the amount in full.

Officer and Director Notes

	2017	2016
Note payable, Beverly Murphy	$-	$50,000
Note payable, Mr. Tomas	-	81,420
Note payable, Mr. Tomas	-	375,000
Note payable, Mr. Tomas	101,729	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Ms. Comella	-	221,865
Note payable, Ms. Comella	237,797	300,000
Note payable, Ms. Comella	300,000	-
Total	$1,639,526	$2,028,285

Note payable, Ms. Murphy

At December 31, 2016, the Company has outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

On March 29, 2017, the Company issued 1,748,947 shares of common stock in settlement of $50,000 of outstanding notes payable and $8,601 of accrued interest to Ms. Murphy.

Notes payable, Mr. Tomas

In 2013, the Company issued a promissory note payable for previous advances and compensation earned. The promissory note bears interest of 5% per annum and due on demand. During the year ended December 31, 2017 and 2016, the Company paid $81,420 and $170,830 towards the note balance.  As of December 31, 2017, the outstanding balance was $-0-.

On August 1, 2013, the Company issued a $375,000 promissory note due on demand in settlement of compensation earned. The promissory note bears interest of 5% per annum and is due on demand. During the year ended December 31, 2017, the Company paid off the outstanding balance of the promissory note.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the year ended December 31, 2017, the Company paid off $398,271 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2017 is $101,729.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. The principal outstanding balance of this note as of December 31, 2017 and 2016 is $500,000.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2017 is $500,000.

At December 31, 2017 and 2016, the Company has recorded accrued interest on the outstanding notes to Mr. Tomas in the amount of $282,701 and $221,204, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Ms. Comella

On July 1, 2014, the Company issued a $300,000 promissory note in settlement of accrued compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015.  During the years ended December 31, 2017 and 2016, the Company paid $221,865 and $65,907 towards the note balance.  As of December 31, 2017, the outstanding balance was $-0-.

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the year ended December 31, 2017, the Company paid off $62,203 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2017 is $237,797.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2017 is $300,000.

At December 31, 2017 and 2016, the Company has recorded accrued interest on the outstanding notes to Ms. Comella in the amount of $67,884 and $46,344, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc, whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the years ended December 31, 2017 and 2016, the Company has incurred $120,000 and $80,000 of expense under the agreement, respectively. As of December 31, 2017 and 2016, the Company had $187,409 and $106,455, respectively, in accounts payable owed to Pavillion.

Transactions with GACP

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”) with GACP, whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term (See “Lab and Medical Equipment Capitalized Lease” below). The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments (see Notes 4 and 6).

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At December 31, 2017, the outstanding accrued marketing obligation is $141,560 (see Note 5).

On March 3, 2017, the Company also entered into a customer purchase agreement with GACP, whereby the Company agreed to sell, for $50,000, the first 5,000 customers of the cell banking business after the effective date of the equipment sale/leaseback agreement with rights to purchase additional customers at a price of $20 per customer.  There is no reduction in the selling price should the new customers be fewer than 5,000.  The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction.

On March 3, 2017, the Company also entered into an asset purchase agreement of intellectual property with GACP whereby the Company agreed to sell all of the Company’s worldwide rights, title or interest in certain intellectual and other property (as defined) associated with the cell banking business for $50,000. The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction.

In connection with the March 3, 2017 asset purchase agreement, the CEO and CSO of US Stem Cell, Inc. were also retained as CEO and CSO of American Stem Cell Centers of Excellence, which is owned by General American Capital Partners (GACP), to help with scientific and successful operational deployment of clinics.

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return to 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc protocols, procedures, products and technologies.. As of December 31, 2017, GACP owns 4,021,945 shares of the Company’s common stock.

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

At December 31, 2016, the fair value of the reset provision related to the embedded derivative liability of $24 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 232.12%; risk free rate: 1.93%; and expected life: 5.75 years. During the year ended December 31, 2017, the fair value of the reset provision was reduced to $-0-.

The Company recorded a gain on change in derivative liabilities of $24 and $12,185 during the years ended December 31, 2017 and 2016, respectively.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Convertible notes

In fiscal 2016 and prior, the Company issued convertible promissory notes.

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

During the year ended December 31, 2017, the remaining promissory notes were converted or paid off in full settlement.

The fair value of the embedded derivatives at December 31, 2016, in the amount of $297,132, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 232.12%, (3) weighted average risk-free interest rate of 0.51% to 0.62%, (4) expected lives of 0.19 to 0.72 years, and (5) estimated fair value of the Company’s common stock of $0.0019 per share. The Company recorded a gain on change in derivative liabilities of $44,059 during the year ended December 31, 2016.

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

The Company recorded a loss on change in derivative liabilities of $1,891,229 during the year ended December 31, 2017.  The remaining outstanding derivative liability at December 31, 2017 is $-0-

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company had adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred stock

On August 17, 2012, the Board of Directors designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock which was increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock (currently held by Northstar Biotechnology Group, LLC). Each share of preferred stock is convertible into equal number of common shares at the option of the holder; entitled to 20 votes on all matters presented to be voted by the holders of common stock; upon event of liquidation, entitled to amount equal to stated value plus any accrued and unpaid dividends or other fees before distribution to junior securities. In lieu of the initial two payments due to Northstar on April 1, 2013 and October 1, 2013, the parties have determined to modify the voting rights of the Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders (see Note 7).

During the year ended December 31, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (See Note 7).

On March 6, 2017, the Company issued 20,000,000 shares of its common stock upon conversion of the outstanding 20,000,000 shares of Series A Convertible Preferred stock (see Note 7).

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Common stock

During the year ended December 31, 2017, the Company issued an aggregate of 164,270,878 shares of its common stock for the conversion of $242,427 of promissory notes payable and related accrued interest. Upon conversion of the promissory notes, the Company recorded an adjustment to the derivative liability in the amount of $2,002,857 (see Note 6).

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

On March 1, 2017, the Company issued 11,000,000 shares of common stock in settlement of pending litigation (see note 7).

On March 29, 2017, the Company issued 1,748,947 of common stock in settlement of $50,000 outstanding notes payable and $8,601 of accrued interest.

On April 1, 2017, the Company issued 286,315 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,703 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 7).

On October 2, 2017, the Company issued 559,187 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 7).

On November 11, 2017, the Company issued 828,281 shares of common stock in exchange for $25,000.

During the year ended December 31, 2017, the Company issued an aggregate of 14,058,588 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred $359,326 net loss in settlement of debt.

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

On February 12, 2016, the Company issued 14,606 shares of its common stock in settlement of $10,000 of the outstanding advances due.  In connection with the settlement, the Company realized a net gain on settlement of debt of $3,427 (See Note 7).

On April 7, 2016, the Company issued 57,778 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 7).

On October 6, 2016, the Company issued 848,490 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2015 per the forbearance agreement on Northstar note (See Note 7).

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
DECEMBER 31, 2017 AND 2016

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

A summary of options at December 31, 2017 and activity during the two years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2016	555,820	$6.43	9.6
Granted	23,000,000	$0.02	10.0
Exercised	—
Forfeited/Expired	(43)	$1,960.39
Options outstanding at December 31, 2016	23,555,777	$0.03	9.7
Granted	48,075,000	$0.025	10.0
Exercised	—
Forfeited/Expired	(14)	$0.15
Options outstanding at December 31, 2017	71,630,763	$0.028	9.2
Options exercisable at December 31, 2017	20,309,378	$0.041	9.0
Available for grant at December 31, 2017	16,408,070

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The following information applies to options outstanding and exercisable at December 31, 2017:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	9.11	$0.0043	-	$-
0.0196	22,850,000	8.72	0.0196	11,600,000	0.0196
0.03626	31,865,000	9.61	0.03626	8,125,000	0.03626
0.03680	10,000	9.61	0.03680	-	0.03680
0.15402	705,398	7.74	0.15402	584,050	0.15402
19.32	150	6.85	19.32	113	19.32
70.00	100	3.66	70.00	100	70.00
210.00	40	3.62	210.00	40	210.00
680.00	40	2.11	680.00	40	680.00
5,250.00	35	0.30	5,250.00	35	5,250.00
Total	71,630,763	9.19	$0.03	20,309,378	$0.04

The aggregate intrinsic value of the issued and exercisable options of $314,930 and $109,040, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.029 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The fair value of all options vesting during the year ended December 31, 2017 and 2016 of $645,483 and $410,385, respectively, was charged to current period operations.

As of December 31, 2017, the Company had approximately $1,000,017 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.81 years.

Warrants

A summary of common stock purchase warrants at December 31, 2017 and activity during the two years ended December 31, 2017 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2016	139,367	$182.26	6.3
Issued	-
Exercised	-
Expired	(222)	$5,966.40
Outstanding at December 31, 2016	139,145	$173.03	5.5
Issued	-
Exercised	-
Expired	(5,554)	$1,297.98
Outstanding at December 31, 2017	133,591	$126.26	4.7
Exercisable at December 31, 2017	132,046	$37.76	4.6

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2017:

		Warrants Outstanding			Warrants Exercisable
		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	5.0	$15.54	94,108	$15.54
	$20.01 – $30.00	27,543	4.4	$24.08	28,743	$24.08
	$40.01 - $50.00	6,253	1.9	$48.36	6,253	$48.36
	$50.01 – $60.00	543	3.6	$60.00	543	$60.00
$	> $60.00	5,144	3.8	$2,800.69	3,599	$701.78
		133,591	4.7	$126.26	132,046	$37.76

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.029 as of December 31, 2017, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 4, 2016, the Company amended its facility lease to extend the term of the lease until August 31, 2019. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2017 are as follows:

Period ending December 31,
2018	87,674
2019	58,448
Total	$146,122

Employment agreements

On August 7, 2017, the Company’s Board of Directors approved the 2017/2018 salary for Mike Tomas, Chief Executive Officer, from $500,000 to $625,000 per year, beginning July 1, 2017 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 15,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 7, 2017. The cash bonus may be paid in the form a six month promissory note bearing interest at 5% per annum.  On September 6, 2016, the Company’s Board of Directors approved a cash bonus of $500,000 that will accrue interest at 5% per annum until paid.  In addition, the Company granted Mr. Tomas 10,000,000 options to acquire the Company’s stock with an exercise price of $0.0196, vesting over four years on the anniversary and expiring ten years from the date of issuance.

On August 7, 2017, the Company’s Board of Directors approved the 2017/2018 salary for Kristin Comella, Chief Scientific Officer, from $250,000 to $325,000 per year, beginning July 1, 2017 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors approved a bonus of $300,000 and options to acquire 7,500,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of August 7, 2017. The cash bonus may be paid in the form a six month promissory note. On September 6, 2016, the Company’s Board of Directors approved a cash bonus of $300,000 that will accrue interest at 5% per annum until paid.  In addition, the Company granted Ms. Comella 5,000,000 options to acquire the Company’s stock with an exercise price of $0.0196, vesting over four years on the anniversary and expiring ten years from the date of issuance.

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of December 31, 2017 and 2016 was $71,500 and $74,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company believes the lawsuit is without merit and will defend it vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of  the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at December 31, 2017.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2017 other then described above.

SEC Inquiry

On or about March 1, 2018, the U.S. Securities and Exchange Commission (“Commission”), Miami Regional Office (“Commission Staff”), served a subpoena upon U.S. Stem Cell, Inc., which seeks production of certain documents and communications.  This investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred.  The Company is cooperating with the Commission Staff and has provided, and will continue to provide, information and documents to the Commission Staff.

At this juncture, the Company is not able to predict the duration, scope, results, or consequences of the Commission Staff’s investigation.  There can be no assurance that this inquiry will be resolved in a manner that is not adverse to the Company.

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
DECEMBER 31, 2017 AND 2016

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2017 and 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2017:

	Warrant Liability	Debt Derivative
Balance, January 1, 2016	$12,209	$411,718
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	618,946
Mark-to-market at December 31, 2016:	(12,185)	(44,059)
Transfers out of Level 3 upon conversion and settlement of notes	—	(689,473)
Balance, December 31, 2016	24	297,132
Total (gains) losses
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(2,188,361)
Mark-to-market at December 31, 2017:	(24)	1,891,229
Balance, December 31, 2017	$-	$-
Net gain (loss) for the period included in earnings relating to the liabilities held at December 31, 2017	$24	$(1,891,229)

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

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2017	2016
Income taxes using U.S. federal statutory rate	$(1,183,707)	$(703,931)
State income taxes, net of federal benefit	(748,740)	(76,227)
Return to Provision adjustments	-	4,499
Nontaxable Gain/Loss on Derivative Instrument	643,010	(19,123)
Change in Valuation Allowance	(13,387,737)	790,174)
Other	2,185	4,608
Federal rate change – Tax Cuts and Jobs Act	14,674,989	-
	$-	$-

At December 31, 2017, the significant components of the deferred tax assets (liabilities) are summarized below:

	2017	2016
Deferred tax assets:
Stock Based Compensation	$3,701,469	$5,253,166
Deferred Compensation	415,469	-
Net Operating Losses	24,502,969	36,939,801
Other	229,730	44,407
Total deferred tax assets	28,849,637	42,237,374

Deferred tax liabilities:
Total deferred tax liabilities	-	-

Valuation allowance	28,849,637	42,237,374
Net deferred tax assets	$-	$–

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. During the year ending December 31, 2017, the Company reduced deferred tax assets by $14.7 million, offset by a corresponding reduction to its valuation allowance, as a result of the re-measurement of deferred tax assets and liabilities from its 34% effective rate under existing law to the new lower statutory rate of 21%.

On December, 22, 2017, SAB 118 was issued due to the complexities involved in accounting for the recently enacted Tax Act. SAB 118 requires the company to include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. The company is continuing to assess the impact from the Tax Act and will record adjustments in 2018 if necessary.

As of December 31, 2017 and December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $96.7 million and $98.2 million, respectively, which expire at various dates from 2019 through 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2017 and December 31, 2016, the Company had net operating loss carryforwards for state income tax purposes of approximately $96.7 million and $98.2 million, respectively, which expire at various dates from 2019 through 2037.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

Index
U.S. STEM CELL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

NOTE 14 — SUBSEQUENT EVENTS

Adoption of Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted.

The Company has determined that the adoption of ASU-2014-09 will not have a material impact on its financial statements.

Common stock issuances

In January 2018, the Company issued an aggregate of 7,077,783 shares of common stock for services rendered.  In addition, from January through March 1, 2018, the Company sold an aggregate of 9,395,067 shares of its common stock for net proceeds of $253,000.

Clinics

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51% Member Interest in the LLC and the Company holds a 49% Member Interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the net revenues.

Financing

On January 2, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $140,000 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $47,907 along with cancellation of the previous revenue based factoring agreement issued in September 12 2017.