Form 10-K/A
period 2017-12-31
U.S. Stem Cell, Inc.
filed 2018-04-26
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 1

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

Documents Incorporated By Reference            None

EXPLANATORY NOTE
U.S. Stem Cell, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018.
This Amendment No. 1 on Form 10K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018 only to correct a scrivener’s error  in which the signature of the auditors was not transcribed into the auditors’ report and to fix the date from which the audit firm has served as the Company’s auditor.
Except for the scrivener’s error stated above, no other changes have been made to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.
We have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. STEM CELL, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
April 26, 2018

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

April 26, 2018

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

SIGNATURE	TITLE	DATE

/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	April 26, 2018
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	April 26, 2018
Mike Tomas

/s/ Mark P. Borman	Director	April 26, 2018
Mark Borman

/s/ Kristin Comella	Director	April 26, 2018
Kristin Comella

/s/ Sheldon Anderson	Director	April 26, 2018
Sheldon Anderson

/s/ Greg Knutson	Director	April 26, 2018
Greg Knutson

66

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

/s/Fiondella, Milone & LaSaracina LLP

We have served as the Company’s auditor since 2012.

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