Form 10-Q
period 2018-03-31
U.S. Stem Cell, Inc.
filed 2018-05-09
CIK 1388319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018 OR
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

As of May 09, 2018, there were 365,023,514 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION
Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,718,028	$986,799
Accounts receivable, net	75,882	42,959
Inventory	76,684	70,364
Prepaid and other	28,128	3,128
Total current assets	1,898,722	1,103,250

Property and equipment, net	397,571	449,747

Other assets
Investments	85,268	34,926
Deposits	10,160	10,160

Total assets	$2,391,721	$1,598,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including $219,194 and $201,973 to related parties, respectively	$1,438,823	$1,378,124
Accrued expenses	1,029,060	929,119
Advances, related party	104,901	104,901
Deferred revenue	378,705	211,042
Deferred gain on sale of equipment	128,845	128,845
Deposits	568,445	465,286
Notes payable, related party	1,643,057	1,901,526
Notes and capital leases payable, net of debt discount of $64,862 and $61,729, respectively	1,365,245	1,344,594
Total current liabilities	6,657,081	6,463,437

Long term debt:
Deferred revenue	67,750	68,500
Deferred gain on sale of equipment	118,108	150,320
Long term deposits	100,000	100,000
Promissory note, long term portion, net of debt discount of $151,839 and $169,072, respectively	1,245,923	1,228,690
Notes and capital lease payable, long term portion, net of debt discount of $27,664 and $33,138, respectively	602,736	687,453
Total long term debt	2,134,517	2,234,963

Total liabilities	8,791,598	8,698,400

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 358,725,813 and 342,113,098 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	358,726	342,113
Additional paid in capital	120,964,107	120,185,821
Common stock subscriptions	44,700	-
Accumulated deficit	(127,767,410)	(127,628,251)
Total stockholders’ deficit	(6,399,877)	(7,100,317)

Total liabilities and stockholders’ deficit	$2,391,721	$1,598,083

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
Products	$714,906	$553,259
Services	998,023	601,727
Total revenue	1,712,929	1,154,986

Cost of sales	503,838	361,773

Gross profit	1,209,091	793,213

Cost and operating expenses:
Research and development	1,337	1,081
Marketing, general and administrative	1,216,526	832,463
Depreciation and amortization	524	1,617
Total operating expenses	1,218,387	835,161

Loss from operations	(9,296)	(41,948)

Other income (expenses):
(Loss) gain on settlement of debt	(15,059)	(125,525)
Gain on sale of equipment	32,211	10,737
(Loss) gain on change of fair value of derivative liability	-	(1,891,205)
Income from equity investment	95,342	59,367
Loss on litigation settlement	-	(316,800)
Interest expense	(242,357)	(166,733)
Total other income (expenses)	(129,863)	(2,430,159)

Net loss before income taxes	(139,159)	(2,472,107)

Income taxes (benefit)	-	-

NET LOSS	$(139,159)	$(2,472,107)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	352,977,458	220,439,367

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

			Additional	Common
	Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2017	342,113,098	$342,113	$120,185,821	$-	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable	3,817,783	3,818	143,895	-	-	147,713
Common stock issued for services	4,366,274	4,366	237,265	-	-	241,631
Proceeds from issuance of common stock	8,428,858	8,429	314,571	-	-	323,000
Common stock subscription	-	-	-	44,700	-	44,700
Stock based compensation	-	-	82,555	-	-	82,555
Net loss	-	-	-	-	(139,159)	(139,159)
Balance, March 31, 2018 (unaudited)	358,726,013	$358,726	$120,964,107	$44,700	$(127,767,410)	$(6,399,877)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,159)	$(2,472,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,176	18,834
Bad debt (recoveries) expense	9,188	(8,486)
Amortization of discount on debt	69,974	73,143
Change in fair value of derivative liability	-	1,891,205
Loss on settlement of debt	15,059	125,525
Gain on sale of equipment	(32,211)	(10,737)
Common stock issued in settlement of litigation	-	316,800
Income on equity investments	(95,342)	(59,367)
Stock based compensation	324,186	82,791
Changes in operating assets and liabilities:
Receivables	(42,111)	(35,369)
Inventory	(6,320)	1,212
Deposits	103,159	-
Prepaid and other current assets	(25,000)	-
Accounts payable	188,198	205,542
Accrued expenses	99,941	91,364
Deferred revenue	166,913	47,983
Net cash provided by (used in) operating activities	688,651	268,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	45,000	80,000
Proceeds from sale of property and equipment	-	400,000
Proceeds from long term deposits	-	100,000
Net cash provided by investing activities	45,000	580,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	47,907	51,700
Proceeds from sale of common stock	323,000	-
Net proceeds from common stock subscriptions	44,700	-
Repayments of related party notes	(258,469)	(457,993)
Repayments of notes payable	(159,560)	(93,651)
Net cash (used in) provided in financing activities	(2,422)	(499,944)

Net increase in cash and cash equivalents	731,229	348,389

Cash and cash equivalents, beginning of period	986,799	270,720
Cash and cash equivalents, end of period	$1,718,028	$619,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$132,036	$70,057
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$111,972
Common stock issued in settlement of accounts payable	$147,713	$115,204
Common stock issued in settlement of note, related party	$-	$58,601
Common stock issued or issuable in settlement of litigation	$-	$316,800
Sale and leaseback of equipment	$-	$619,825
Reclassify derivative liability to equity	$-	$185,505

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed financial statements should be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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
MARCH 31, 2018
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

Revenues for cell banking sales are accounted for as multiple performance obligations as described in ASC 606 and addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on stand-alone pricing. The multiple performance obligations include stem cell banking, dose retrieval and yearly storage fees. Revenues for stem cell banking and dose retrieval is recognized at the point of service and revenues for the yearly storage fees is recognized over the term of the banking contract, which is typically one year with annual renewals.

At March 31, 2018 and December 31, 2017, the Company had deferred revenues of $446,455 and $279,542, respectively, which includes $70,750 and $71,500 at December 31, 2017 and 2016 related to the Intellectual Property Licensing Agreement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2018 and 2017, allowance for doubtful accounts was $11,441 and $12,298, respectively.

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
MARCH 31, 2018
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

The computation of basic and diluted income (loss) per share as of March 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2018	March 31, 2017
Options to purchase common stock	71,630,763	39,755,770
Warrants to purchase common stock	125,591	139,140
Totals	71,756,354	39,894,910

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

As of March 31, 2018, three customers represented 35%, 25% and 11%, respectively, representing an aggregate of 71% of the Company’s accounts receivable. As of December 31, 2017, three customers represented 27%, 15% and 13% respectively, representing an aggregate of 55% of the Company’s accounts receivable.

For the three months ended March 31, 2018, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.  For the three months ended March 31, 2017, the Company’s revenues earned from the sale of products and services were $1,145,486, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% interest), represented 13% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,337 and $1,081 for the three months ended March 31, 2018 and 2017, respectively.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2018, the Company incurred net losses of $139,159 and has a working capital deficit (current liabilities in excess of current assets) of $4,758,359. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2017 and 2018 has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2018 and requires additional financing to fund future operations.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $85,647 and $59,367 for the three months ended March 31, 2018 and 2017, respectively (inception to date income of $460,859) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the three months ended March 31, 2018 and 2017, Company received distributions totaling $45,000 and $80,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $445,000).  The carrying value of the investment at March 31, 2018 and December 31, 2017 is $75,573 and $34,926, respectively.

At March 31, 2018 and December 31, 2017, accounts receivable for sales of test kits to U.S. Stem Cell Clinic, LLC was $30,975 and $8,449 respectively; revenues recorded from sales to U.S. Stem Clinic, LLC for the three months ended March 31, 2018 and 2017 were $167,649 and $148,132, respectively.

An affiliate  of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s 33% loss incurred by Regenerative Wellness Clinic, LLC member interests was $(12,765) for year ended December 31, 2017. However the recorded other income/expense in the Company’s Statement of Operations was limited to $0. The carrying value was $0 at December 31, 2017. For the three months ended March 31, 2018, the Company’s 33% income earned by Regenerative Wellness Clinic, LLC member interests was $22,460 and reported, after effects of 2017 loss, of $9,695. The carrying value of the investment at March 31, 2018 and December 31, 2017 is $9,695 and $0, respectively.

At March 31, 2018 and December 31, 2017, accounts receivable for sales of test kits to Regenerative Wellness Clinic, LLC was $2,345 and $15,115, respectively; revenues earned from sales to Regenerative Wellness Clinic, LLC for the three months ended March 31, 2018 and 2017 was $39,534 and $0, respectively.

An affiliate of one of the Company’s officers is an investor in the Regenerative Wellness Clinic, LLC.

U.S. Stem Cell of the Villages LLC

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

As of March 31, 2018, the LLC had not yet begun operations.  The Company currently is holding $103,159 of the investment of Knutson as part of short term deposits to be utilized in the clinic’s setup and operations.

At March 31, 2018, accounts receivable for sales of test kits to U.S Stem Cell of the Villages LLC was $9,626; revenues earned from sales to U.S Stem Cell of the Villages LLC  for the three months ended March 31, 2018 was $22,585.

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

Property and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(770,251)	(718,075)
	$397,571	$449,747

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

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $226,011 as of March 31, 2018 and $624,602, less accumulated depreciation of $174,120 December 31, 2017, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three months ended March 31, 2018 and 2017, the Company recognized $32,211 and $10,737 on the gain on sale of equipment, respectively.  As of March 31, 2018 and December 31, 2017, deferred gain on sale of equipment was $246,953 and $279,165, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

Depreciation expense was $52,176 and $18,834 of which $51,652 and $17,217 were included in cost of sales for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$274,680	$248,746
Interest payable on notes payable-related party (See Note 7)	406,403	381,667
Vendor accruals and other	146,990	146,421
Marketing obligation	164,453	141,560
Employee commissions, compensation, etc.	36,534	10,725
	$1,029,060	$929,119

During the three months ended March 31, 2018, the Company issued an aggregate of 3,817,783 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $20,213 net loss in settlement of debt.

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	554,000	584,000
Power Up Lending Group notes payable	107,200	94,448
Lab and medical equipment capitalized leases	419,307	468,465
Total notes payable	2,060,507	2,126,913
Less unamortized debt discount	(92,526)	(94,866)
Total notes payable net of unamortized debt discount	1,967,981	2,032,047
Less current portion	(1,365,245)	(1,344,594)
Long term portion	$602,736	$687,453

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2018 to extend the maturity date to May 18, 2018.

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
MARCH 31, 2018
(unaudited)

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For three months ended March 31, 2018, the Company amortized $7,077 of debt discounts to current period operations as interest expense. The unamortized debt discount at March 31, 2018 is $52,447.

PowerUp Lending Group, Ltd

On September 12, 2017, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $103,085 along with cancellation of the previous revenue based factoring agreement issued in February 2017.  In connection with the cancellation of the February 2017 revenue based factoring agreement, the Company incurred a gain in settlement of debt of $2,734 in 2017.

On January 2, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $47,907 along with cancellation of the previous revenue based factoring agreement issued in September 2017.  In connection with the cancellation of the September 2017 revenue based factoring agreement, the Company incurred a gain in settlement of debt of $5,154 in 2018.

The remaining principle balance of the PowerUp Lending Group promissory note payable at March 31, 2018 is $107,200, net of unamortized discount of $40,078.

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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

The Company determined that the present value of the minimum lease payments exceeded 90% of the estimated fair value of the equipment and therefore classified the equipment sale/lease as a capitalized lease. The effective interest rate of the capitalized lease is estimated at 10.00% based on the Company estimated incremental borrowing rate.

The following summarizes the assets under capital leases:

	March 31, 2018	December 31, 2017
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(226,011)	(174,120)
	$398,591	$450,482

The following summarizes the current and long-term portion of capital leases:

	March 31, 2018	December 31, 2017
Current leases payable	$208,907	$203,875
Long-term leases payable	210,400	264,590
Office equipment	$419,307	$468,465

The following summarizes total future minimum lease payments at March 31, 2018:

Period ending December 31,
Nine months ended December 31, 2018	$161,048
2019	241,396
2020	60,000
Total minimum lease payments	462,444
Amount representing interest	43,137
Present value of minimum lease payments	419,307
Current portion of capital lease obligations	208,907
Capital lease obligation, less current portion	$210,400

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2018 and 2017, the Company amortized $17,233 and $18,157 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at March 31, 2018 is $151,839.

As of March 31, 2018, the remaining principle due was $1,397,762.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2018 and December 31, 2017, the Company’s officers and directors have provided advances in the aggregate of $104,901 for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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
MARCH 31, 2018
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

As of March 31, 2018 and December 31, 2017, the principal of this note was $262,000.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

Officer and Director Notes

	March 31, 2018	December 31, 2017
Note payable, Mr. Tomas	$-	$101,729
Note payable, Mr. Tomas	385,349	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Dr. Comella	195,708	237,797
Note payable, Dr. Comella	300,000	300,000
Total	$1,381,057	$1,639,526

Notes payable, Mr. Tomas

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the three months ended March 31, 2018, the Company paid off $101,729 of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2018 and December 31, 2017 is $0 and $101,729, respectively.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the three months ended March 31, 2018, the Company paid off $114,651 of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2018 and December 31, 2017 is $385,349 and $500,000, respectively.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of March 31, 2018 and December 31, 2017 is $500,000.

At March 31, 2018 and December 31, 2017, the Company has recorded accrued interest on the outstanding notes to Mr. Tomas in the amount of $195,486 and $281,903, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the three months ended March 31, 2018, the Company paid off $42,089 of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2018 and December 31, 2017 is $195,078 and $237,797, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of March 31, 2018 and December 31, 2017 is $300,000.

At March 31, 2018 and December 31, 2017, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $75,739 and $69,108, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc, whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the three months ended March 31, 2018 and 2017, the Company has incurred $30,000 and $30,000 of expense under the agreement, respectively. As of March 31, 2018 and December 31, 2017, the Company had $207,409 and $187,409, respectively, in accounts payable owed to Pavillion.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

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

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At March 31, 2018 and December 31, 2017, the outstanding accrued marketing obligation is $164,453 and $141,560, respectively (see Note 5).

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

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return to 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc protocols, procedures, products and technologies.. As of March 31, 2018 and December 31, 2017, GACP owns 4,021,945 shares of the Company’s common stock.

NOTE 8 — STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2018, the Company issued an aggregate of 3,817,783 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $20,213 net loss in settlement of debt.

During the three months ended March 31, 2018, the Company issued an aggregate of 4,366,274 shares of its common stock for services.

During the three months ended March 31, 2018, the Company issued an aggregate of 8,428,858 shares of its common stock for $323,000.
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

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

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

A summary of options at March 31, 2018 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2018	71,630,763	$0.028	9.2
Granted	—
Exercised	—
Forfeited/Expired	—
Options outstanding at March 31, 2018	71,630,763	$0.028	9.0
Options exercisable at March 31, 2018	24,359,378	$0.035	8.8
Available for grant at March 31, 2018	16,408,070

The following information applies to options outstanding and exercisable at March 31, 2018:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	8.86	$0.0043	4,050,000	$0.0043
0.0196	22,850,000	8.48	0.0196	11,600,000	0.0196
0.03626	31,865,000	9.36	0.03626	8,125,000	0.03626
0.03680	10,000	9.36	0.03680	-	0.03680
0.15402	705,398	7.50	0.15402	584,050	0.15402
19.32	150	6.60	19.32	113	19.32
70.00	100	3.42	70.00	100	70.00
210.00	40	3.37	210.00	40	210.00
680.00	40	1.87	680.00	40	680.00
5,250.00	35	0.05	5,250.00	35	5,250.00
Total	71,630,763	8.8	$0.028	24,359,378	$0.035

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

The aggregate intrinsic value of the issued and exercisable options of $3,858,837 and $1,315,063, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.078 as of March 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three months ended March 31, 2018 and 2017 of $82,555 and $82,791, respectively, was charged to current period operations.

As of March 31, 2018, the Company had approximately $917,463 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.70 years.

Warrants

A summary of common stock purchase warrants at March 31, 2018 and activity during the three months ended March 31, 2018 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	133,591	$126.26	4.7
Issued	-
Exercised	-
Expired	(8,000)	$21.70
Outstanding at March 31, 2018	125,591	$132.92	4.7
Exercisable at March 31, 2018	124,046	$38.80	4.6

The following information applies to common stock purchase warrants outstanding and exercisable at March 31, 2018:

		Warrants Outstanding			Warrants Exercisable
Exercise Price		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – $20.00	94,108	4.7	$15.54	94,108	$15.54
	$20.01 – $30.00	19,543	5.9	$25.06	19,543	$25.06
	$40.01 - $50.00	6,253	1.6	$48.36	6,253	$48.36
	$50.01 – $60.00	543	3.3	$60.00	543	$60.00
$	> $60.00	5,144	3.5	$2,800.69	3,599	$701.78
		125,591	4.7	$132.92	124,046	$38.80

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.078 as of March 31, 2018, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company believes the lawsuit is without merit and will defend it vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of  the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at March 31, 2018 and December 31, 2017.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2018 other then described above.

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

Government Inquiry

By letter dated March 22, 2018 and provided to the Company on March 25, 2018, the Company received correspondence from the U.S. Department of Justice explaining that the U.S Food and Drug Administration believes that the Company (along with U.S. Stem Cell Clinic, LLC and Kristin Comella) violated the Federal Food, Drug, and Cosmetic Act. In this correspondence, the U.S. Department of Justice offered to settle the purported violation if the Company agreed to terms, including an injunctive action. The Company has retained counsel and authorized counsel to commence discussions with the U.S. Department of Justice and believes, but cannot guarantee, that a favorable settlement will be reached. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice discussions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

U.S. STEM CELL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 10 — FAIR VALUE MEASUREMENT

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

As of March 31, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

NOTE 11 — SUBSEQUENT EVENTS

In April 2018, the Company issued an aggregate of 3,297,701 shares of common stock for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 15, 2017, in connection with the audit of our annual financial statements as of December 31, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2018 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC are partially owned investment of our company (in which we have a 33%, 33% and 49% respectively member interest), are physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. They are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

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

 AdipoCell is a kit used to isolate a patient-derived cell therapy proposed for the treatment of a variety of degenerative diseases. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for a variety of diseases.

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

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required us to adapt our mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, we have developed a multifaceted portfolio of revenue generating products and services in our US Stem Cell Training, Vetbiologics, and US Stem Cell Clinic/Regenerative Wellness Clinic, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need for venture financings – a modern biotechnology company development strategy.

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

Results of Operations Overview

We are a research and development company and our MyoCell product candidate has not received regulatory approval or generated any material revenues and is not expected generate revenues until commercialization  , if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Three Months Ended March 31, 2018 as compared to the Three Months Ended March 31, 2017

Revenues

We recognized revenues of $1,712,929 for the three months ended March 31, 2018. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,154,986 for the three months ended March 31, 2017 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $503,838 and $361,773 in in the three month periods ended March 31, 2018 and 2017, respectively. Associated gross margins were $1,209,091 (70.59%) and $793,213 (68.68%) for the three months periods ended March 31, 2018 and 2017, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $1,337 in the three month period ended March 31, 2018, an increase of $256 from the research and development expenses of $1,081 in the three month period ended March 31, 2017. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,216,526 for the three month period ended March 31, 2018 compared to $832,463 for the three month period ended March 31, 2017, an increase of $384,063. The increase in costs are primarily due to increases in consulting and other professional fees, increase in sales and marketing expenses and stock based compensation, as compared to the prior year.

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

Loss on settlement of debt

During the three months ended March 31, 2018, we incurred a net loss of $15,059 primarily related to  accounts payable and debt restructured during the current period as compared to a net aggregate loss of $125,525 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended March 31, 2018 and 2017, we recognized $32,211 and $10,737 in current period operations.

Loss on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,891,205 on change in fair value of derivative liabilities for the three months ended March 31, 2017, none arising from the current period.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended March 31, 2018 and 2017, our pro rata share of its income was $95,342 and $59,367, respectively

Interest Expense

Interest expenses during the three months ended March 31, 2018 were $242,357 compared to $166,733 for the three months ended March 31, 2017. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2018 and 2017 was $69,974 and $73,143, respectively.

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

In awarding our common stock, our Board of Directors considered a number of factors, including, but not limited to:

	our financial position and historical financial performance;
	arm’s length sales of our common stock;
	the development status of our product candidates;
	the business risks we face;
	vesting restrictions imposed upon the equity awards; and
	an evaluation and benchmark of our competitors; and
	prospects of a liquidity event.

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

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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

Revenues for cell banking sales are accounted for as multiple performance obligations as described in ASC 606 and addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on stand-alone pricing. The multiple performance obligations include stem cell banking, dose retrieval and yearly storage fees. Revenues for stem cell banking and dose retrieval is recognized at the point of service and revenues for the yearly storage fees is recognized over the term of the banking contract, which is typically one year with annual renewals.

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

Concentrations of Credit Risk

As of March 31, 2018, three customers represented 35%, 25% and 11%, respectively, representing an aggregate of 71% of the Company’s accounts receivable. As of December 31, 2017, three customers represented 27%, 15% and 13% respectively, representing an aggregate of 55% of the Company’s accounts receivable.

For the three months ended March 31, 2018, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.  For the three months ended March 31, 2017, the Company’s revenues earned from the sale of products and services were $1,145,486, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% interest), represented 13% of the Company’s revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended March 31, 2018, we achieved positive cash flow from operations of $688,651 but will continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $688,651 in the three month period ended March 31, 2018 as compared to $268,333 of cash provided in the three months ended March 31, 2017.

Our cash provided by for operations in the three months ended March 31, 2018 reflected a net loss generated during the period of $139,159, adjusted for non-cash items such as stock-based compensation of $324,186, depreciation of $52,176, amortization of debt discounts and non-cash interest of $69,974, loss on settlement of debt of $15,059 and bad debts of $9,188, net with gain on sale of property and equipment of $32,212 and income from investments of $95,342. In addition we had a net decrease in operating assets of $29,728 and an increase in accrued expenses of $99,941, accounts payable of $188,199 and in deferred revenue of $166,913.

Investing Activities

Net cash provided by investing activities was $45,000 for the three months ended March 31, 2018 represented proceeds from our equity investment of $45,000 as compared to cash provided by investing activities of $580,000 from our equity investments of $80,000, $400,000from sale of property and equipment and proceeds from long term deposits of $100,000 for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $2,422 in the three month period ended March 31, 2018 as compared to cash used of $499,944 in the three month period ended in March 31, 2017. In the three month period ended March 31, 2018, we received $367,700 from the sale of shares of our common stock and proceeds from restructuring of financing agreement of $47,907, net with repayments of notes payable of $159,560 and $258,469 related party notes.

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

At March 31, 2018, we had cash and cash equivalents totaling $1,718,028. However our working capital deficit as of such date was approximately $4.8 million. Our independent registered public accounting firm has issued its report dated April 16, 2018 in connection with the audit of our financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended March 31, 2018 addresses the issue of our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of  the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at March 31, 2018 and December 31, 2017.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2018 other then described above.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued an aggregate of 8,428,858 shares of its common stock for $323,000.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2018

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.

10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19 (16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20 (16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23 (18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24 (18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25 (18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26 (20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017
14.1(2)	Code of Business Conduct and Ethics
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

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(5)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(6)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(13)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(14)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2014.
(16)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(17)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(18)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(19)	Incorporated by reference to the text of the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(20)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 8, 2017.
(21)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on April 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: May 9, 2018	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer