Form 10-Q
period 2018-06-30
U.S. Stem Cell, Inc.
filed 2018-08-08
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 OR
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

As of August 8, 2018, there were 368,152,654 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

U.S. STEM CELL, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,669,615	$986,799
Accounts receivable, net	47,385	42,959
Inventory	66,090	70,364
Prepaid and other	38,128	3,128
Total current assets	1,821,218	1,103,250

Property and equipment, net	345,919	449,747

Other assets
Investments	29,032	34,926
Deposits	10,160	10,160

Total assets	$2,206,329	$1,598,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $153,252 and $201,973 to related parties, respectively	$1,265,660	$1,378,124
Accrued expenses	1,090,611	929,119
Advances, related party	204,901	104,901
Deferred revenue	410,943	211,042
Deferred gain on sale of equipment	128,845	128,845
Deposits	465,286	465,286
Notes payable, related party	2,232,387	1,901,526
Notes and capital leases payable, net of debt discount of $66,720 and $61,729, respectively	1,416,971	1,344,594
Total current liabilities	7,215,604	6,463,437

Long term debt:
Deferred revenue	67,000	68,500
Deferred gain on sale of equipment	85,897	150,320
Long term deposits	100,000	100,000
Promissory note, long term portion, net of debt discount of $134,415 and $169,072, respectively	1,263,347	1,228,690
Notes and capital lease payable, long term portion, net of debt discount of $22,578 and $33,138, respectively	516,267	687,453
Total long term debt	2,032,511	2,234,963

Total liabilities	9,248,115	8,698,400

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 366,389,242 and 342,113,098 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	366,389	342,113
Additional paid in capital	121,603,769	120,185,821
Accumulated deficit	(129,011,944)	(127,628,251)
Total stockholders' deficit	(7,041,786)	(7,100,317)

Total liabilities and stockholders' deficit	$2,206,329	$1,598,083

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Products	$423,384	$442,730	$1,138,290	$995,989
Services	1,397,045	943,181	2,395,068	1,544,908
Total revenue	1,820,429	1,385,911	3,533,358	2,540,897

Cost of sales	567,195	452,290	1,071,033	814,063

Gross profit	1,253,234	933,621	2,462,325	1,726,834

Cost and operating expenses:
Research and development	2,591	7,408	3,928	8,489
Marketing, general and administrative	2,073,957	782,256	3,290,483	1,614,719
Depreciation and amortization	-	1,616	524	3,233
Total operating expenses	2,076,548	791,280	3,294,935	1,626,441

(Loss) income from operations	(823,314)	142,341	(832,610)	100,393

Other income (expenses):
Loss on settlement of debt	(20,128)	(257,335)	(35,187)	(382,860)
Gain on sale of equipment	32,212	32,211	64,423	42,948
Loss on change of fair value of derivative liability	-	-	-	(1,891,205)
Income from equity investment	7,764	79,642	103,106	139,009
Loss on litigation settlement	-	-	-	(316,800)
Interest expense	(441,068)	(421,426)	(683,425)	(588,159)
Total other income (expenses)	(421,220)	(566,908)	(551,083)	(2,997,067)

Net loss before income taxes	(1,244,534)	(424,567)	(1,383,693)	(2,896,674)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,244,534)	$(424,567)	$(1,383,693)	$(2,896,674)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	366,053,221	334,982,935	359,551,461	278,027,570

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2018

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	342,113,098	$342,113	$120,185,821	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable	7,059,562	7,059	345,151	-	352,210
Common stock issued for services	7,866,274	7,866	391,665	-	399,531
Proceeds from issuance of common stock	9,350,508	9,351	358,349	-	367,700
Related party contribution to equity investment	-	-	103,159	-	103,159
Stock based compensation	-	-	219,624	-	219,624
Net loss	-	-	-	(1,383,693)	(1,383,693)
Balance, June 30, 2018 (unaudited)	366,389,442	$366,389	$121,603,769	$(129,011,944)	$(7,041,786)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,383,693)	$(2,896,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,828	72,102
Bad debt recoveries	(5,291)	(2,106)
Amortization of discount on debt	132,019	260,085
Change in fair value of derivative liability	-	1,891,205
Loss on settlement of debt	35,187	382,860
Gain on sale of equipment	(64,423)	(42,948)
Common stock issued in settlement of litigation	-	316,800
Income on equity investments	(103,106)	(139,009)
Related party notes payable issued for services rendered	800,000	-
Stock based compensation	619,155	166,691
Changes in operating assets and liabilities:
Receivables	865	(15,047)
Inventory	4,274	4,183
Deposits	-	-
Prepaid and other current assets	(35,000)	-
Accounts payable	204,510	305,074
Accrued expenses	161,492	308,626
Deferred revenue	198,401	173,844
Net cash provided by (used in) operating activities	668,218	785,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	109,000	140,000
Proceeds from sale of property and equipment	-	400,000
Proceeds from long term deposits	-	100,000
Net cash provided by investing activities	109,000	640,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	126,402	51,700
Proceeds from sale of common stock	367,700	250,000
Proceeds from related party advance	100,000	-
Equity contribution by related party	103,159	-
Repayments of related party notes	(469,139)	(816,670)
Repayments of notes payable	(322,524)	(251,746)
Net cash (used in) provided in financing activities	(94,402)	(766,716)

Net increase in cash and cash equivalents	682,816	658,970

Cash and cash equivalents, beginning of period	986,799	270,720
Cash and cash equivalents, end of period	$1,669,615	$929,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$497,200	$70,142
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$111,972
Common stock issued in settlement of accounts payable	$352,210	$555,162
Common stock issued in settlement of note, related party	$-	$58,601
Common stock issued or issuable in settlement of litigation	$-	$316,800
Sale and leaseback of equipment	$-	$619,825
Reclassify derivative liability to equity	$-	$185,505

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed financial statements should be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

JUNE 30, 2018

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

At June 30, 2018 and December 31, 2017, the Company had deferred revenues of $477,943 and $279,542, respectively, which includes $70,000 and $71,500, respectively, to the Intellectual Property Licensing Agreement.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2018 and June 30, 2017, allowance for doubtful accounts was $7,544 and $12,298, respectively.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 33 percent member interest ownerships of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively and its 49 percent member interest ownership of U.S. Stem Cell Clinic of the Villages utilizing the equity method of accounting (See Note 3).

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

The computation of basic and diluted income (loss) per share as of June 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2018	June 30, 2017
Options to purchase common stock	101,630,693	39,755,770
Warrants to purchase common stock	118,019	136,731
Totals	101,748,712	39,892,501

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of June 30, 2018, three customers represented 35%, 25% and 11%, respectively, representing an aggregate of 71% of the Company’s accounts receivable. As of December 31, 2017, three customers represented 27%, 15% and 13% respectively, representing an aggregate of 55% of the Company’s accounts receivable.

For the three months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $1,820,429, of which three customers represented 10%, 8% and 6%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 33% interest) represented 10% of Company’s revenue.  For the three months ended June 30, 2017, the Company’s revenues earned from the sale of products and services were $1,385,911, of which three customers represented 6%, 10% and 14%, respectively, one of which is a related party (US Stem Cell Clinic LLC) represented 6% of Company’s revenue.

For the six months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $3,533,358, of which two customers represented 10% and 7% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 33% interest) represented 10%.   For the six months ended June 30, 2017, the Company’s revenues earned from the sale of products and services were $2,540,897, of which three customers represented 5%, 11% and 11% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC), represented 11% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $2,591 and $3,928 for the three and six months ended June 30, 2018, respectively; and $7,408 and $8,489 for the three and six months ended June 30, 2017, respectively.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

JUNE 30, 2018

(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2018, the Company incurred net losses of $1,383,693 and has a working capital deficit (current liabilities in excess of current assets) of $5,394,386. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2017 and 2018 has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders’ deficiencies at June 30, 2018 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $3,143 and $88,790 for the three and six months ended June 30, 2018, respectively; and $79,642 and $139,009 for the three and six months ended June 30, 2017, respectively (inception to date income of $464,002) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the six months ended June 30, 2018 and 2017, Company received distributions totaling $99,000 and $140,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $499,000).  The carrying value of the investment at June 30, 2018 and December 31, 2017 is $24,716 and $34,926, respectively.

At June 30, 2018 and December 31, 2017, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $30,975 and $8,449 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the three and six months ended June 30, 2018 were $178,399 and $346,047, respectively; and for the three and six months ended June 30, 2017 were $137,432 and $285,565, respectively.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The carrying value was $0 at December 31, 2017. For the three and six months ended June 30, 2018, the Company’s 33% income earned by Regenerative Wellness Clinic, LLC member interests was $4,621 and $14,316 reported, after effects of 2017 loss, of $9,695. In addition, during the six months ended June 30, 2018, Company received distributions totaling $10,000 from Regenerative Wellness Clinic, LLC. The carrying value of the investment at June 30, 2018 and December 31, 2017 is $4,316 and $0, respectively.

At June 30, 2018 and December 31, 2017, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $2,345 and $15,115, respectively; revenues earned from sales to Regenerative Wellness Clinic, LLC for the three and six months ended June 30, 2018 was $44,990 and $84,524, respectively, and $0 for the three and six months ended June 30, 2017.

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

As of June 30, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company was credited with investment equity of $103,159 from Greg Knutson, the 51% member. The Company then recorded the investment equity as contributed capital of the Company. The Company’s 49% loss incurred by U.S. Stem Cell of the Villages LLC member interests was $(27,771) for three and six months ended June 30, 2018. However the recorded other income/expense in the Company’s Statement of Operations was limited to $0. The carrying value was $0 at June 30, 2018.

At June 30, 2018, accounts receivable for sales of products and services to U.S Stem Cell of the Villages LLC was $9,626; revenues earned from sales to U.S Stem Cell of the Villages LLC  for the three and six months ended June 30, 2018 was $56,891 and $79,476, respectively.

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

Property and equipment as of June 30, 2018 and December 31, 2017 is summarized as follows:

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

	June 30, 2018	December 31, 2017
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(821,903)	(718,075)
	$345,919	$449,747

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

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $275,478 as of June 30, 2018 and $624,602, less accumulated depreciation of $174,120 December 31, 2017, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and six months ended June 30, 2018, the Company recognized $32,212 and $64,423; and $32,211 and $42,948 for the three and six months ended June 30, 2017, as the gain on sale of equipment, respectively.  As of June 30, 2018 and December 31, 2017, deferred gain on sale of equipment was $214,742 and $279,165, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $51,652 and $103,828 of which $51,652 and $103,304 were included in cost of sales for the three and six months ended June 30, 2018, respectively.

Depreciation expense was $53,268 and $72,102 of which $51,652 and $68,869 were included in cost of sales for the three and six months ended June 30, 2017, respectively.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$290,841	$248,746
Interest payable on notes payable-related party (See Note 7)	439,715	381,667
Vendor accruals and other	146,591	146,421
Marketing obligation	213,464	141,560
Employee commissions, compensation, etc.	-	10,725
	$1,090,611	$929,119

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

During the six months ended June 30, 2018, the Company issued an aggregate of 7,059,562 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $35,236 net loss in settlement of debt.

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	514,000	584,000
Power Up Lending Group notes payable	159,525	94,448
Lab and medical equipment capitalized leases	369,011	468,465
Total notes payable	2,022,536	2,126,913
Less unamortized debt discount	(89,298)	(94,866)
Total notes payable net of unamortized debt discount	1,933,238	2,032,047
Less current portion	(1,416,971)	(1,344,594)
Long term portion	$516,267	$687,453

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2018 to extend the maturity date to May 18, 2020.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For three and six months ended June 30, 2018, the Company amortized $9,007 and $16,083 of debt discounts to current period operations as interest expense. The unamortized debt discount at June 30, 2018 is $43,441.

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

On May 29, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $78,495 along with cancellation of the previous revenue based factoring agreement issued in January 2018.  In connection with the cancellation of the January 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $5,105 in 2018.

The remaining principle balance of the PowerUp Lending Group promissory note payable at June 30, 2018 is $159,524, net of unamortized discount of $45,857.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The following summarizes the assets under capital leases:

	June 30, 2018	December 31, 2017
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(277,663)	(174,120)
	$346,939	$450,482

The following summarizes the current and long-term portion of capital leases:

	June 30, 2018	December 31, 2017
Current leases payable	$214,166	$203,875
Long-term leases payable	154,845	264,590
Office equipment	$369,011	$468,465

The following summarizes total future minimum lease payments at June 30, 2018:

Period ending December 31,
Six months ended December 31, 2018	$120,698
2019	241,396
2020	60,000
Total minimum lease payments	422,094
Amount representing interest	53,083
Present value of minimum lease payments	369,011
Current portion of capital lease obligations	214,166
Capital lease obligation, less current portion	$154,845

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2018, the Company amortized $17,424 and $34,657 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at June 30, 2018 is $134,415.

As of June 30, 2018, the remaining principle due was $1,397,762.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of June 30, 2018 and December 31, 2017, the Company’s officers and directors have provided advances in the aggregate of $204,901 and $104,901 respectively, for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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

JUNE 30, 2018

(unaudited)

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

JUNE 30, 2018

(unaudited)

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

As of June 30, 2018 and December 31, 2017, the principal of this note was $262,000.

Officer and Director Notes

	June 30, 2018	December 31, 2017
Note payable, Mr. Tomas	$-	$101,729
Note payable, Mr. Tomas	225,779	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Dr. Comella	144,608	237,797
Note payable, Dr. Comella	300,000	300,000
Note payable, Dr. Comella	300,000	-
Total	$1,970,387	$1,639,526

Notes payable, Mr. Tomas

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the six months ended June 30, 2018, the Company paid off $101,729 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2018 and December 31, 2017 is $0 and $101,729, respectively.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the six months ended June 30, 2018, the Company paid off $274,221 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2018 and December 31, 2017 is $225,779 and $500,000, respectively.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of June 30, 2018 and December 31, 2017 is $500,000.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of June 30, 2018 is $500,000.

At June 30, 2018 and December 31, 2017, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $310,152 and $281,903, respectively, which is included in the accrued expenses on the balance sheet.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the six months ended June 30, 2018, the Company paid off $93,189 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2018 and December 31, 2017 is $144,608 and $237,797, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of June 30, 2018 and December 31, 2017 is $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of June 30, 2018 is $300,000.

At June 30, 2018 and December 31, 2017, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $84,096 and $69,108, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc, whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the three and six months ended June 30, 2018, the Company has incurred $30,000 and $60,000 of expense under the agreement, respectively. As of June 30, 2018 and December 31, 2017, the Company had $134,909 and $187,409, respectively, in accounts payable owed to Pavillion.

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

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At June 30, 2018 and December 31, 2017, the outstanding accrued marketing obligation is $213,464 and $141,560, respectively (see Note 5).

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

In connection with the March 3, 2017 asset purchase agreement, the CEO and CSO of U.S. Stem Cell, Inc. were also retained as CEO and CSO of American Stem Cell Centers of Excellence, which is owned by General American Capital Partners (GACP), to help with scientific and successful operational deployment of clinics. Subsequently, the CSO of U.S. Stem Cell, Inc. has vacated her position but retained her positions with U.S. Stem Cell, Inc.  and subsidiaries.

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of June 30, 2018 (effective May 9, 2018), GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. As of June 30, 2018 and December 31, 2017, GACP owns 4,021,945 shares of the Company’s common stock.

NOTE 8 — STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2018, the Company issued an aggregate of 7,059,562 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $35,236 net loss in settlement of debt.

During the six months ended June 30, 2018, the Company issued an aggregate of 7,866,274 shares of its common stock for services.

During the six months ended June 30, 2018, the Company issued an aggregate of 9,350,508 shares of its common stock for $367,700.

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

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve and effective May 7, 2018, approved an addition of one hundred million (100,000,000) shares of common stock to reserve.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

A summary of options at June 30, 2018 and activity during the six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2018	71,630,763	$0.0280	9.2
Granted	30,000,000	$0.0536	10.0
Exercised	—
Forfeited/Expired	(70)	$2,625.080
Options outstanding at June 30, 2018	101,630,693	$0.034	9.0
Options exercisable at June 30, 2018	24,398,019	$0.028	8.6
Available for grant at June 30, 2018	86,408,070

The following information applies to options outstanding and exercisable at June 30, 2018:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	8.61	$0.0043	4,050,000	$0.0043
0.0196	22,850,000	8.23	0.0196	11,600,000	0.0196
0.03626	31,865,000	9.11	0.03626	8,125,000	0.03626
0.03680	10,000	9.11	0.03680	-	0.03680
0.0536	30,000,000	9.86	0.0536	-	0.0536
0.15402	705,363	7.25	0.15402	622,726	0.15402
19.32	150	6.35	19.32	113	19.32
70.00	100	3.17	70.00	100	70.00
210.00	40	3.12	210.00	40	210.00
680.00	40	1.62	680.00	40	680.00
Total	101,630,693	9.0	$0.0338	24,398,019	$0.0279

The aggregate intrinsic value of the issued and exercisable options of $618,835 and $210,640, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0291 as of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

On February 6, 2017, the Company granted an aggregate 30,000,000 options to purchase the Company’s common stock at $0.0536 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $1,438,473, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 261.13% and Risk free rate: 2.90%.

The fair value of all options vesting during the three and six months ended June 30, 2018 of $137,069 and $219,624, respectively, was charged to current period operations.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

As of June 30, 2018, the Company had approximately $2,218,867 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.87 years.

Warrants

A summary of common stock purchase warrants at June 30, 2018 and activity during the six months ended June 30, 2018 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	133,591	$126.26	4.7
Issued	-
Exercised	-
Expired	(15,572)	$26.72
Outstanding at June 30, 2018	118,019	$139.39	4.7
Exercisable at June 30, 2018	116,474	$39.24	4.7

The following information applies to common stock purchase warrants outstanding and exercisable at June 30, 2018:

		Warrants Outstanding			Warrants Exercisable
Exercise Price		Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	$0.01 – 20.00	90,536	4.7	$15.60	90,536	$15.60
	$20.01 – 30.00	19,543	5.7	$25.06	19,543	$25.06
	$40.01 - 50.00	2,253	4.3	$48.83	2,253	$48.83
	$50.01 – 60.00	543	3.1	$60.00	543	$60.00
$	> $60.00	5,144	3.3	$2,800.69	3,599	$701.78
		118,019	4.7	$139.39	$116,474	$39.240

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0291 as of June 30, 2018, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company believes the lawsuit is without merit and will defend it vigorously.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of  the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at June 30, 2018 and December 31, 2017.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2018 other then described above.

SEC Investigation

On or about March 1, 2018, the U.S. Securities and Exchange Commission (“Commission”), Miami Regional Office (“Commission Staff”), served a subpoena upon U.S. Stem Cell, Inc., which seeks the production of certain documents and communications. The Commission Staff is conducting a formal non-public, fact-finding inquiry of U.S. Stem Cell, Inc (“Investigation”).  The Investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred.  The Company is cooperating with, and has provided information and documents to, the Commission Staff.

As part of the Investigation, on or about May 14, 2018, the Commission Staff served subpoenas upon Kristin Comella and Mike Tomas, respectively, seeking the production of certain documents and communications. Ms. Comella and Mr. Tomas responded to the respective subpoenas and provided information and documents to the Commission Staff.

At this juncture, the Company is not able to predict the duration, scope, results, or consequences of the Commission Staff’s investigation.  There can be no assurance that the Investigation will be resolved in a manner that is not adverse to the Company.

Government Inquiry

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining necessary FDA approvals. The Company has retained counsel to defend in this action and continues discussions with the U.S. Department of Justice to achieve a favorable settlement. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice discussion or the injunctive actions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

As of June 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

NOTE 11 — SUBSEQUENT EVENTS

In July 2018, the Company issued an aggregate of 1,763,412 shares of common stock for services rendered.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 16, 2018, in connection with the audit of our annual financial statements as of December 31, 2017, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2018 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

On November 9, 2016, we executed a Commercial Agency Agreement with High Rising Group Company (General Trading and Construction) and subsequently, on February 10,  2017, we authorized High Rising Group Company as an independent contractor and Licensee for our company for the territories of Kuwait and the Middle East (expressly excluding prohibited countries pursuant to the Patriot Act and The Iran Threat Reduction and Syria Human Rights Act of 2012). The intent of the agreement is for High Rising Group Company to establish clinics specializing in regenerative medicine, stem cell treatment and therapy, including stem cell bank, training, and all related stem cell machines and equipment.  To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate. With the ongoing construction of the The Sheikha Salwa Sabah Al-Ahmad Center for Stem Cell and Umbilical Cord, a public/private partnership with the government of Kuwait, (see http://news.kuwaittimes.net/website/stem-cell-center-epitomizes-ppp which is expressly not incorporated by reference to this filing), management hopes (but cannot guarantee) that private sector stem cell centers, as described above, will get regulatory approval.

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

On March 3, 2017, we entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, we are required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, we are required to return all leased equipment and along with any maintenance records, logs, etc. in our possession to the lessor with no right of repurchase. In addition, GACP has contractually agreed to invest an additional Two and a half Million Dollars ($2,500,000) to open ten (10) stem cell clinics in the United States within 3 years--with a penalty provision to our benefit for shortfalls if less than 6 clinics are opened within 24 months. As of June 30, 2018 (effective May 9, 2018), GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect.

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. American Stem Cell Centers of Excellence provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company, have retained the professional services of both Kristin Comella and Mike Tomas as CSO and CEO respectively to help with scientific and successful operational deployment of their clinics. The board of directors contends that the successful deployment of American stem cell centers of excellence will lead to the financial value and revenue growth of US Stem Cell, Inc through sales of our products and services at American Stem Cell Center of Excellence clinics. Subsequently, the CSO of U.S. Stem Cell, Inc. has vacated her position but retained her positions with U.S. Stem Cell, Inc. and subsidiaries.

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

Three Months Ended June 30, 2018 as compared to the Three Months Ended June 30, 2017

Revenues

We recognized revenues of $1,820,429 for the three months ended June 30, 2018. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,385,911 for the three months ended June 30, 2017 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $567,195 and $452,290 in in the three month periods ended June 30, 2018 and 2017, respectively. Associated gross margins were $1,253,234 (68.84%) and $933,621 (67.37%) for the three months periods ended June 30, 2018 and 2017, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $2,591 in the three month period ended June 30, 2018, a decrease of $4,817 from the research and development expenses of $7,408 in the three month period ended June 30, 2017. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $2,073,957 for the three month period ended June 30, 2018 compared to $782,256 for the three month period ended June 30, 2017, an increase of $1,291,701. The increase in costs are primarily due to increases in consulting and other professional fees, increase in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Loss on settlement of debt

During the three months ended June 30, 2018, we incurred a net loss of $20,128 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $257,335 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended June 30, 2018 and 2017, we recognized $32,212 and $32,211 in current period operations.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S Stem Cell of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended June 30, 2018 and 2017, our pro rata share of its income was $7,764 and $79,642, respectively

Interest Expense

Interest expenses during the three months ended June 30, 2018 were $441,068 compared to $421,426 for the three months ended June 30, 2017. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2018 and 2017 was $62,045 and $186,942, respectively.

Six Months Ended June 30, 2018 as compared to the Six Months Ended June 30, 2017

Revenues

We recognized revenues of $3,533,358 for the six months ended June 30, 2018. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $2,540,897 for the six months ended June 30, 2017 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $1,071,033 and $814,063 in in the six month periods ended June 30, 2018 and 2017, respectively. Associated gross margins were $2,462,325 (69.69%) and $1,726,834 (67.96%) for the six months periods ended June 30, 2018 and 2017, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $3,928 in the six month period ended June 30, 2018, a decrease of $4,561 from the research and development expenses of $8,489 in the six month period ended June 30, 2017. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $3,290,483 for the six month period ended June 30, 2018 compared to $1,614,719 for the six month period ended June 30, 2017, an increase of $1,675,764. The increase in costs are primarily due to increases in consulting and other professional fees, increase in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Loss on settlement of debt

During the six months ended June 30, 2018, we incurred a net loss of $35,187 primarily related to  accounts payable and debt restructured during the current period as compared to a net aggregate loss of $382,860 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the six months ended June 30, 2018 and 2017, we recognized $64,423 and $42,948 in current period operations.

Loss on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,891,205 on change in fair value of derivative liabilities for the six months ended June 30, 2017, none arising from the current period.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S Stem Cell of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the six months ended June 30, 2018 and 2017, our pro rata share of its income was $103,106 and $139,009, respectively

Interest Expense

Interest expenses during the six months ended June 30, 2018 were $683,425 compared to $588,159 for the six months ended June 30, 2017. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2018 and 2017 was $132,019 and $260,085, respectively.

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

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan”. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve and effective May 7, 2018, approved an addition of one hundred million (100,000,000) shares of common stock to reserve.

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

Concentrations of Credit Risk

As of June 30, 2018, three customers represented 35%, 25% and 11%, respectively, representing an aggregate of 71% of the Company’s accounts receivable. As of December 31, 2017, three customers represented 27%, 15% and 13% respectively, representing an aggregate of 55% of the Company’s accounts receivable.

For the three months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $1,820,429, of which three customers represented 10%, 8% and 6%, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 33% interest) represented 10% of Company’s revenue.  For the three months ended June 30, 2017, the Company’s revenues earned from the sale of products and services were $1,385,911, of which three customers represented 6%, 10% and 14%, one of which is a related party (US Stem Cell Clinic LLC) represented 6% of Company’s revenue.

For the six months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $3,533,358, of which two customers represented 10% and 7% of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 33% interest) represented 10%.   For the six months ended June 30, 2017, the Company’s revenues earned from the sale of products and services were $2,540,897, of which three customers represented 5%, 11% and 11% of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC), represented 11% of the Company’s revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the six months ended June 30, 2018, we achieved positive cash flow from operations of $668,218 but will continue to finance our considerable operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $668,218 in the six month period ended June 30, 2018 as compared to $785,686 of cash provided in the six months ended June 30, 2017.

Our cash provided by for operations in the six months ended June 30, 2018 reflected a net loss generated during the period of $1,383,693, adjusted for non-cash items such as stock-based compensation of $619,155, notes payable issued for officer compensation of $800,000, depreciation of $103,828, amortization of debt discounts and non-cash interest of $132,019, loss on settlement of debt of $35,187, net with bad debt recoveries of $5,291, gain on sale of property and equipment of $64,423 and income from investments of $103,106. In addition we had a net increase in operating assets of $29,861 and an increase in accrued expenses of $161,492, accounts payable of $204,510 and in deferred revenue of $198,401.

Investing Activities

Net cash provided by investing activities was $109,000 for the six months ended June 30, 2018 represented proceeds from our equity investment of $109,000 as compared to cash provided by investing activities of $640,000 from our equity investments of $140,000, $400,000 from sale of property and equipment and proceeds from long term deposits of $100,000 for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $94,402 in the six month period ended June 30, 2018 as compared to cash used of $766,716 in the six month period ended in June 30, 2017. In the six month period ended June 30, 2018, we received $367,700 from the sale of shares of our common stock, proceeds from restructuring of financing agreements of $126,402, advances from related party of $100,000 and equity contribution of $103,159, net with repayments of notes payable of $322,524 and $469,139 related party notes.

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

At June 30, 2018, we had cash and cash equivalents totaling $1,669,615. However our working capital deficit as of such date was approximately $5.4 million. Our independent registered public accounting firm has issued its report dated April 16, 2018 in connection with the audit of our financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended June 30, 2018 addresses the issue of our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. An amended complaint was filed on June 28, 2018, and also sued Pavillion Foods, Inc, dba Palm Supply and Pavillion Scientific, Inc. The Company will continue to defend this claim vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Aleiandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of  the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at June 30, 2018 and December 31, 2017.

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining necessary FDA approvals. The Company has retained counsel to defend in this action and continues discussions with the U.S. Department of Justice to achieve a favorable settlement. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice discussion or the injunctive actions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

On or about March 1, 2018, the U.S. Securities and Exchange Commission (“Commission”), Miami Regional Office (“Commission Staff”), served a subpoena upon U.S. Stem Cell, Inc., which seeks the production of certain documents and communications. The Commission Staff is conducting a formal non-public, fact-finding inquiry of U.S. Stem Cell, Inc (“Investigation”).  The Investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred.  The Company is cooperating with, and has provided information and documents to, the Commission Staff.  As part of the Investigation, on or about May 14, 2018, the Commission Staff served subpoenas upon Kristin Comella and Mike Tomas, respectively, seeking the production of certain documents and communications. Ms. Comella and Mr. Tomas responded to the respective subpoenas and provided information and documents to the Commission Staff. At this juncture, the Company is not able to predict the duration, scope, results, or consequences of the Commission Staff’s investigation.  There can be no assurance that the Investigation will be resolved in a manner that is not adverse to the Company.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2018 other then described above.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2018

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.4*	Amendment to Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated June 18, 2018
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.

10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19 (16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20 (16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23 (18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24 (18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25 (18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26 (20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017
14.1(2)	Code of Business Conduct and Ethics
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

U.S. Stem Cell, Inc.

Date: August 8, 2018	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer