Form 10-Q
period 2018-09-30
U.S. Stem Cell, Inc.
filed 2018-11-07
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, there were 374,576,977 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,448,153	$986,799
Accounts receivable, net	32,542	42,959
Inventory	72,648	70,364
Prepaid and other	38,128	3,128
Total current assets	1,591,471	1,103,250

Property and equipment, net	294,267	449,747

Other assets
Investments	170,798	34,926
Deposits	10,160	10,160

Total assets	$2,066,696	$1,598,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $130,461 and $201,973 to related parties, respectively	$1,259,638	$1,378,124
Accrued expenses	1,171,123	929,119
Advances, related party	204,901	104,901
Deferred revenue	430,330	211,042
Deferred gain on sale of equipment	128,845	128,845
Deposits	465,286	465,286
Notes payable, related party	2,158,555	1,901,526
Notes and capital leases payable, net of debt discount of $58,202 and $61,729, respectively	392,470	1,344,594
Total current liabilities	6,211,148	6,463,437

Long term debt:
Deferred revenue	66,250	68,500
Deferred gain on sale of equipment	53,686	150,320
Long term deposits	100,000	100,000
Promissory note, long term portion, net of debt discount of $116,799 and $169,072, respectively	1,280,963	1,228,690
Notes and capital lease payable, long term portion, net of debt discount of $16,418 and $33,138, respectively	1,393,588	687,453
Total long term debt	2,894,487	2,234,963

Total liabilities	9,105,635	8,698,400

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 368,318,188 and 342,113,098 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	368,318	342,113
Additional paid in capital	121,935,624	120,185,821
Accumulated deficit	(129,342,881)	(127,628,251)
Total stockholders' deficit	(7,038,939)	(7,100,317)

Total liabilities and stockholders' deficit	$2,066,696	$1,598,083

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Products	$276,281	$527,015	$1,414,571	$1,523,004
Services	1,227,603	979,503	3,622,671	2,524,411
Total revenue	1,503,884	1,506,518	5,037,242	4,047,415

Cost of sales	544,398	534,584	1,615,431	1,348,647

Gross profit	959,486	971,934	3,421,811	2,698,768

Cost and operating expenses:
Research and development	599	3,753	4,527	12,242
Marketing, general and administrative	1,177,638	2,023,986	4,468,121	3,638,705
Depreciation and amortization	-	1,230	524	4,463
Total operating expenses	1,178,237	2,028,969	4,473,172	3,655,410

Loss from operations	(218,751)	(1,057,035)	(1,051,361)	(956,642)

Other income (expenses):
Gain (loss) on settlement of debt	80,200	245,662	45,013	(137,198)
Gain on sale of equipment	32,211	32,212	96,634	75,160
Loss on change of fair value of derivative liability	-	-	-	(1,891,205)
Income from equity investment	160,216	39,400	263,322	178,409
Loss on litigation settlement	-	-	-	(316,800)
Interest expense	(384,813)	(191,933)	(1,068,238)	(780,092)
Total other income (expenses)	(112,186)	125,341	(663,269)	(2,871,726)

Net loss before income taxes	(330,937)	(931,694)	(1,714,630)	(3,828,368)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(330,938)	$(931,694)	$(1,714,630)	$(3,828,368)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	368,188,089	337,417,859	362,461,973	298,041,880

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2018

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	342,113,098	$342,113	$120,185,821	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable	8,988,508	8,988	397,111	-	406,099
Common stock issued for services	7,866,274	7,866	391,665	-	399,531
Fair value of warrants issued for compensation	-	-	24,986	-	24,986
Proceeds from issuance of common stock	9,350,508	9,351	358,349	-	367,700
Related party contribution to equity investment	-	-	189,909	-	189,909
Stock based compensation	-	-	387,783	-	387,783
Net loss	-	-	-	(1,714,630)	(1,714,630)
Balance, September 30, 2018 (unaudited)	368,318,388	$368,318	$121,935,624	$(129,342,881)	$(7,038,939)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,714,630)	$(3,828,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,480	124,984
Bad debt (recoveries)	32,546	(1,327)
Amortization of discount on debt	164,312	341,306
Change in fair value of derivative liability	-	1,891,205
(Gain) loss on settlement of debt	(45,013)	137,198
Gain on sale of equipment	(96,634)	(75,160)
Common stock issued in settlement of litigation	-	316,800
Income on equity investments	(263,322)	(178,409)
Related party notes payable issued for services rendered	800,000	800,000
Stock based compensation	812,300	562,928
Changes in operating assets and liabilities:
Receivables	(22,129)	(97,639)
Inventory	(2,284)	(16,774)
Prepaid and other current assets	(35,000)	-
Accounts payable	332,577	519,352
Accrued expenses	242,004	372,360
Deferred revenue	217,038	157,673
Net cash provided by operating activities	577,245	1,026,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	214,200	190,000
Proceeds from sale of property and equipment	-	400,000
Proceeds from long term deposits	-	100,000
Acquisition of property and equipment	-	(1,162)
Net cash provided by investing activities	214,200	688,838

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	126,402	154,785
Proceeds from sale of common stock	367,700	250,000
Proceeds from related party advance	100,000	-
Equity contribution by related party	103,159	-
Repayments of related party notes	(542,971)	(1,083,559)
Repayments of notes payable	(484,381)	(350,298)
Net cash (used in) provided in financing activities	(330,091)	(1,029,072)

Net increase in cash and cash equivalents	461,354	685,895

Cash and cash equivalents, beginning of period	986,799	270,720
Cash and cash equivalents, end of period	$1,448,153	$956,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$808,243	$151,228
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$111,972
Common stock issued in settlement of accounts payable	$406,099	$692,431
Common stock issued in settlement of note, related party	$-	$58,601
Common stock issued or issuable in settlement of litigation	$-	$316,800
Sale and leaseback of equipment	$-	$619,825
Reclassify derivative liability to equity	$-	$185,505
Equity contributed to investment by related party	$86,750	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed financial statements should be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

SEPTEMBER 30, 2018

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

At September 30, 2018 and December 31, 2017, the Company had deferred revenues of $496,580 and $279,542, respectively, which includes $69,250 and $71,500, respectively, to the Intellectual Property Licensing Agreement.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2018 and December 31, 2017, allowance for doubtful accounts was $1,147 and $12,298, respectively.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

The computation of basic and diluted income (loss) per share as of September 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2018	September 30, 2017
Options to purchase common stock	103,970,693	71,630,770
Warrants to purchase common stock	1,118,019	135,996
Totals	105,088,712	71,766,766

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of September 30, 2018, three customers represented 35%, 25% and 11%, respectively, representing an aggregate of 71% of the Company’s accounts receivable. As of December 31, 2017, three customers represented 27%, 15% and 13% respectively, representing an aggregate of 55% of the Company’s accounts receivable.

For the three months ended September 30, 2018, the Company’s revenues earned from sale of products and services were $1,503,884, of which two customers represented 12% and 10%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% interest) represented 12% of Company’s revenue.  For the three months ended September 30, 2017, the Company’s revenues earned from the sale of products and services were $1,506,518, of which one customer represented 10%, of which is a related party (US Stem Cell Clinic LLC).

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

For the nine months ended September 30, 2018, the Company’s revenues earned from sale of products and services were $5,037,242, of which two customers represented 11% and 8% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 33% interest) represented 11%.   For the nine months ended September 30, 2017, the Company’s revenues earned from the sale of products and services were $4,047,415, of which two customers represented 11% and 10% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC), represented 11% of the Company’s revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $599 and $4,527 for the three and nine months ended September 30, 2018, respectively; and $3,753 and $12,242 for the three and nine months ended September 30, 2017, respectively.

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

SEPTEMBER 30, 2018

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-15 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our financial statements.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11 on its financial statements.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during nine months ended September 30, 2018, the Company incurred net losses of $1,714,630 and has a working capital deficit (current liabilities in excess of current assets) of $4,619,677. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2017 and 2018 has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders’ deficiencies at September 30, 2018 and requires additional financing to fund future operations.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $82,950 and $171,740 for the three and nine months ended September 30, 2018, respectively; and $39,400 and $178,409 for the three and nine months ended September 30, 2017, respectively (inception to date income of $546,952) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the nine months ended September 30, 2018 and 2017, the Company received distributions totaling $154,000 and $190,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $554,000).  The carrying value of the investment at September 30, 2018 and December 31, 2017 is $52,666 and $34,926, respectively.

At September 30, 2018 and December 31, 2017, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $30,975 and $8,449 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the three and nine months ended September 30, 2018 were $183,832 and $529,880, respectively; and for the three and nine months ended September 30, 2017 were $152,779 and $438,344, respectively.

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

The carrying value was $0 at December 31, 2017. For the three and nine months ended September 30, 2018, the Company’s 33% income earned by Regenerative Wellness Clinic, LLC member interests was $58,931 and $73,247 reported, after effects of 2017 loss, of $9,695. In addition, during the nine months ended September 30, 2018, the Company received distributions totaling $21,000 from Regenerative Wellness Clinic, LLC. The carrying value of the investment at September 30, 2018 and December 31, 2017 is $52,247 and $0, respectively.

At September 30, 2018 and December 31, 2017, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $2,345 and $15,115, respectively; revenues earned from sales to Regenerative Wellness Clinic, LLC for the three and nine months ended September 30, 2018 was $64,945 and $149,469, respectively, and $0 for the three and nine months ended September 30, 2017.

An affiliate of one of the Company’s officers is an investor in the Regenerative Wellness Clinic, LLC.

U.S. Stem Cell of the Villages LLC

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51% member interest in the LLC and the Company holds a 49% member interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the LLC net revenues.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

As of September 30, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company was credited with investment equity of $189,909 from Greg Knutson, the holder of the 51% member interest. The Company then recorded the investment equity as contributed capital by the Company. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interests was $18,335 for three and nine months ended September 30, 2018. The carrying value was $65,884 at September 30, 2018.

At September 30, 2018, accounts receivable for sales of products and services to U.S Stem Cell of the Villages LLC was $9,626; revenues earned from sales to U.S Stem Cell of the Villages LLC  for the three and nine months ended September 30, 2018 was $64,074 and $143,550, respectively.

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

Property and equipment as of September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(873,555)	(718,075)
	$294,267	$449,747

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

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $327,130 as of September 30, 2018 and $624,602, less accumulated depreciation of $174,120 December 31, 2017, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and nine months ended September 30, 2018, the Company recognized $32,211 and $96,634; and $32,212 and $75,160 for the three and nine months ended September 30, 2017, as the gain on sale of equipment, respectively.  As of September 30, 2018 and December 31, 2017, deferred gain on sale of equipment was $182,531 and $279,165, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Depreciation expense was $51,652 and $155,480 of which $51,652 and $154,956 were included in cost of sales for the three and nine months ended September 30, 2018, respectively.

Depreciation expense was $52,882 and $124,984 of which $51,652 and $120,521 were included in cost of sales for the three and nine months ended September 30, 2017, respectively.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$313,579	$248,746
Interest payable on notes payable-related party (See Note 7)	478,774	381,667
Vendor accruals and other	146,420	146,421
Marketing obligation	193,700	141,560
Employee commissions, compensation, etc.	38,650	10,725
	$1,171,123	$929,119

During the nine months ended September 30, 2018, the Company issued an aggregate of 8,988,508 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $14,625 net loss in settlement of debt.

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	484,000	584,000
Power Up Lending Group notes payable	79,123	94,448
Lab and medical equipment capitalized leases	317,555	468,465
Total notes payable	1,860,678	2,126,913
Less unamortized debt discount	(74,620)	(94,866)
Total notes payable net of unamortized debt discount	1,786,058	2,032,047
Less current portion	(392,470)	(1,344,594)
Long term portion	$1,393,588	$687,453

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

Hunton & Williams Notes

At December 31, 2016, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar Biotech Group, LLC (or successor) Loan is paid off.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes, and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For three and nine months ended September 30, 2018, the Company amortized $6,343 and $22,426 of debt discounts to current period operations as interest expense. The unamortized debt discount at September 30, 2018 is $37,098.

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

The remaining principle balance of the PowerUp Lending Group promissory note payable at September 30, 2018 is $79,124, net of unamortized discount of $37,523.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

The following summarizes the assets under capital leases:

	September 30, 2018	December 31, 2017
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(331,907)	(174,120)
	$292,695	$450,482

The following summarizes the current and long-term portion of capital leases:

	September 30, 2018	December 31, 2017
Current leases payable	$219,549	$203,875
Long-term leases payable	98,006	264,590
Total	$317,555	$468,465

The following summarizes total future minimum lease payments at September 30, 2018:

Period ending December 31,
Three months ended December 31, 2018	$60,349
2019	241,396
2020	60,000
Total minimum lease payments	361,745
Amount representing interest	(44,190)
Present value of minimum lease payments	317,555
Current portion of capital lease obligations	219,549
Capital lease obligation, less current portion	$98,006

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2018, the Company amortized $17,616 and $52,273 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at September 30, 2018 is $116,799.

As of September 30, 2018, the remaining principle due was $1,397,762.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2018 and December 31, 2017, the Company’s officers and directors have provided advances in the aggregate of $204,901 and $104,901 respectively, for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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

On March 30, 2012, the Company and Northstar agreed to extend until May 1, 2012 the initial payment date for any and all required monthly under the Note, such that the first of the four monthly payments required under the Note will be due and payable on May, 2012 and all subsequent payments will be due on a monthly basis thereafter commencing on June 1, 2012, and to waive any and all defaults and/or events of default under the Note with respect to such payments. The Company did not make the required payment, and as a result, was in default of the revised agreement. The Company renegotiated the terms of the Note and Northstar agreed to suspend the requirement of principal payments by the Company and allow payment of interest-only in common stock.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to then pending litigation (See Note 11). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock according to the original conversion terms. In addition, and separate and apart from the conversion, Northstar received Eleven Million (11,000,000) shares of the Company’s common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). There was no effect of the 10% obligation as there were no international sales in 2017 or, to date, in 2018 Furthermore, a Northstar designee, Greg Knutson, was appointed as a member of the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, each exercised their prior Northstar options to each receive a Five percent (5%) Member Interest in Northstar.  The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, respectively, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

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

As of September 30, 2018 and December 31, 2017, the principal of this note was $262,000.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Officer and Director Notes

	September 30, 2018	December 31, 2017
Note payable, Mr. Tomas	$-	$101,729
Note payable, Mr. Tomas	143,260	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Dr. Comella	153,295	237,797
Note payable, Dr. Comella	300,000	300,000
Note payable, Dr. Comella	300,000	-
Total	$1,896,555	$1,639,526

Notes payable, Mr. Tomas

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the nine months ended September 30, 2018, the Company paid off $101,729 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2018 and December 31, 2017 is $0 and $101,729, respectively.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the nine months ended September 30, 2018, the Company paid off $356,740 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2018 and December 31, 2017 is $143,260 and $500,000, respectively.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of September 30, 2018 and December 31, 2017 is $500,000.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of September 30, 2018 is $500,000.

At September 30, 2018 and December 31, 2017, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $325,601 and $281,903, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the nine months ended September 30, 2018, the Company paid off $84,502 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2018 and December 31, 2017 is $153,295 and $237,797, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of September 30, 2018 and December 31, 2017 is $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of September 30, 2018 is $300,000.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

At September 30, 2018 and December 31, 2017, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $93,480 and $69,108, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the three and nine months ended September 30, 2018, the Company has incurred $30,000 and $90,000 of expense under the agreement, respectively. As of September 30, 2018 and December 31, 2017, the Company had $116,909 and $187,409, respectively, in accounts payable owed to Pavillion.

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

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At September 30, 2018 and December 31, 2017, the outstanding accrued marketing obligation is $193,700 and $141,560, respectively (see Note 5).

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

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of September 30, 2018 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. As of September 30, 2018 and December 31, 2017, GACP owns 4,021,945 shares of the Company’s common stock.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2018, the Company issued an aggregate of 8,988,508 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $14,625 net loss in settlement of debt.

During the nine months ended September 30, 2018, the Company issued an aggregate of 7,866,274 shares of its common stock for services.

During the nine months ended September 30, 2018, the Company issued an aggregate of 9,350,508 shares of its common stock for $367,700.

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

A summary of options at September 30, 2018 and activity during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2018	71,630,763	$0.0280	9.2
Granted	32,340,000	$0.03598	10.0
Exercised	—
Forfeited/Expired	(70)	$2,625.080
Options outstanding at September 30, 2018	103,970,693	$0.03362	8.8
Options exercisable at September 30, 2018	34,085,519	$0.02842	8.4
Available for grant at September 30, 2018	84,068,070

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

The following information applies to options outstanding and exercisable at September 30, 2018:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	8.36	$0.0043	4,050,000	$0.0043
0.0196	22,850,000	7.98	0.0196	15,350,000	0.0196
0.02576	2,340,000	9.86	0.02576	-	0.02576
0.03626	31,865,000	8.86	0.03626	14,060,000	0.03626
0.03680	10,000	8.86	0.03680	2,500	0.03680
0.0536	30,000,000	9.61	0.0536	-	0.0536
0.15402	705,363	7.00	0.15402	622,726	0.15402
19.32	150	6.10	19.32	113	19.32
70.00	100	2.92	70.00	100	70.00
210.00	40	2.87	210.00	40	210.00
680.00	40	1.36	680.00	40	680.00
Total	103,970,693	8.8	$0.03362	34,085,519	$0.02842

The aggregate intrinsic value of the issued and exercisable options of $519,037 and $195,825, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0265 as of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

On May 7, 2018, the Company granted an aggregate 30,000,000 options to purchase the Company’s common stock at $0.0536 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $1,438,473, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 261.13% and Risk free rate: 2.90%.

On August 8, 2018, the Company granted an aggregate 2,340,000 options to purchase the Company’s common stock at $0.02576 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $91,988, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.72% and Risk free rate: 2.83%.

The fair value of all options vesting during the three and nine months ended September 30, 2018 of $168,159 and $387,783, respectively, was charged to current period operations.

As of September 30, 2018, the Company had approximately $2,142,697 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.76 years.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Warrants

A summary of common stock purchase warrants at September 30, 2018 and activity during the nine months ended September 30, 2018 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	133,591	$126.26	4.7
Issued	1,000,000	0.02713	10.0
Exercised	-
Expired	(15,572)	$26.72
Outstanding at September 30, 2018	1,118,019	$14.739	9.3
Exercisable at September 30, 2018	116,474	$39.24	4.4

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 – 20.00	1,090,536	9.5	$1.312	90,536	$15.60
$20.01 – 30.00	19,543	5.4	$25.06	19,543	$25.06
$40.01 - 50.00	2,253	4.0	$48.83	2,253	$48.83
$50.01 – 60.00	543	2.8	$60.00	543	$60.00
> $60.00	$5,144	3.0	$2,800.69	3,599	$701.78
	1,118,019	9.3	$14.74	$116,474	$39.240

On August 27, 2018, the Company issued 1,000,000 warrants to purchase the Company’s common stock at $0.02713 per share for services rendered, vesting 6 months from issuance and exercisable over 10 years. The aggregate fair value of $24,986, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.01% and Risk free rate: 2.85%.

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0265 as of September 30, 2018, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at September 30, 2018 and December 31, 2017.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2018 other than that described above.

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

At this juncture, the Company is not able to predict the duration, scope, results, or consequences of the investigation.  No further inquiry or request for documents from the Commission Staff has been received by the Company or its management since May 14, 2018. There can be no assurance that the Investigation will be resolved in a manner that is not adverse to the Company.

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining necessary FDA approvals. The Company has retained counsel to defend in this action. The Company has had discussions with the U.S. Department of Justice to explore a favorable settlement. Court ordered mediation is now set for February 20, 2019, during which the parties will explore a mutually agreeable resolution. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice discussion or the injunctive actions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

As of September 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

NOTE 11 — SUBSEQUENT EVENTS

In October 2018, the Company issued an aggregate of 6,094,265 shares of common stock for services rendered.

In October 2018, the Company issued 164,523  shares of common stock as payment of $12,704 Northstar interest.

In October 2018, the Company issued 526,918 shares of common stock as payment of past director costs.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 16, 2018, in connection with the audit of our annual financial statements as of December 31, 2017, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2018 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

We are an enterprise in the regenerative medicine/cellular therapy industry. We are focused on the discovery, development, and commercialization of cell based therapeutics that prevent, treat or cure disease by repairing and replacing damaged or aged tissue, cells and organs, and restoring their normal function. Our business includes the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement (See Notes 3 and  6 of the Financial Statements and description below) related to the segment of our company business involving collecting, growing and banking cell cultures treatment kits for humans and animals, and the operation of a cell therapy clinic.

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

US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC are partially owned investment of our company (in which we have a 33%, 33% and 49% respectively member interests), are physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. They are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

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

On January 29,, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting, we believe, our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will apply our ADIPOCELL to a variety of indications. We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our company, and will ultimately enhance shareholder value.

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

As of September 30, 2018 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect.

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. American Stem Cell Centers of Excellence provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company,  retained the professional services of both Kristin Comella and Mike Tomas as CSO and CEO respectively to help with scientific and successful operational deployment of their clinics. Subsequently, the CSO of U.S. Stem Cell, Inc. has vacated her position but retained her positions with U.S. Stem Cell, Inc. and subsidiaries. Our board of directors contends that the successful deployment of American Stem Cell Centers of Excellence  will lead to the financial value and revenue growth of U.S. Stem Cell, Inc through sales of our products and services at American Stem Cell Center of Excellence clinics.

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

Three Months Ended September 30, 2018 as compared to the Three Months Ended September 30, 2017

Revenues

We recognized revenues of $1,503,884 for the three months ended September 30, 2018. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,506,518 for the three months ended September 30, 2017 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $544,398 and $534,584 in in the three month periods ended September 30, 2018 and 2017, respectively. Associated gross margins were $959,486 (63.80%) and $971,934 (64.52%) for the three months periods ended September 30, 2018 and 2017, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $599 in the three month period ended September 30, 2018, a decrease of $3,154 from the research and development expenses of $3,753 in the three month period ended September 30, 2017. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,177,638 for the three month period ended September 30, 2018 compared to $2,023,986 for the three month period ended September 30, 2017, a decrease of $846,348. The decrease in costs are primarily due to increases in consulting and other professional fees, decrease in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Gain on settlement of debt

During the three months ended September 30, 2018, we incurred a net gain of $80,200 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $245,662 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended September 30, 2018 and 2017, we recognized $32,211 and $32,212 in current period operations.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S Stem Cell of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended September 30, 2018 and 2017, our pro rata share of its income was $160,216 and $39,400, respectively

Interest Expense

Interest expenses during the three months ended September 30, 2018 were $384,813 compared to $191,933 for the three months ended September 30, 2017. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2018 and 2017 was $32,293 and $81,221, respectively.

Nine Months Ended September 30, 2018 as compared to the Nine Months Ended September 30, 2017

Revenues

We recognized revenues of $5,037,242 for the nine months ended September 30, 2018. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $4,047,415 for the nine months ended September 30, 2017 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services. The differential in revenue reflected an increase based on the products and services provided.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $1,615,431 and $1,348,647 in in the nine month periods ended September 30, 2018 and 2017, respectively. Associated gross margins were $3,421,811 (67.93%) and $2,698,768 (66.68%) for the nine months periods ended September 30, 2018 and 2017, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $4,527 in the nine month period ended September 30, 2018, a decrease of $7,715 from the research and development expenses of $12,242 in the nine month period ended September 30, 2017. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $4,468,121 for the nine month period ended September 30, 2018 compared to $3,638,705 for the nine month period ended September 30, 2017, an increase of $829,416. The increase in costs are primarily due to increases in consulting and other professional fees, increase in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Gain (loss) on settlement of debt

During the nine months ended September 30, 2018, we incurred a net gain of $45,013 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $137,198 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the nine months ended September 30, 2018 and 2017, we recognized $96,634 and $75,160 in current period operations.

Loss on change in fair value of derivative liabilities

During 2016, we issued convertible promissory notes with an embedded derivative, requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,891,205 on change in fair value of derivative liabilities for the nine months ended September 30, 2017, none arising from the current period.

Income from equity investment

Our investment of a 33% member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S Stem Cell of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the nine months ended September 30, 2018 and 2017, our pro rata share of its income was $263,322 and $178,409, respectively

Interest Expense

Interest expenses during the nine months ended September 30, 2018 were $1,068,238 compared to $780,092 for the nine months ended September 30, 2017. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2018 and 2017 was $164,312 and $341,306, respectively.

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

Concentrations of Credit Risk

As of September 30, 2018, three customers represented 35%, 25% and 11%, respectively, representing an aggregate of 71% of our company’s accounts receivable. As of December 31, 2017, three customers represented 27%, 15% and 13% respectively, representing an aggregate of 55% of our company’s accounts receivable.

For the three months ended September 30, 2018, our company’s revenues earned from sale of products and services were $1,503,884, of which two customers represented 12% and 10%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with our company holds a 33% interest) represented 12% of our company’s revenue.  For the three months ended September 30, 2017, our company’s revenues earned from the sale of products and services were $1,506,518, of which one customer represented 10%, of which is a related party (US Stem Cell Clinic LLC).

For the nine months ended September 30, 2018, our company’s revenues earned from sale of products and services were $5,037,242, of which two customers represented 11% and 8% respectively, of our company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with our company holds a 33% interest) represented 11%.   For the nine months ended September 30, 2017, our company’s revenues earned from the sale of products and services were $4,047,415, of which two customers represented 11% and 10% respectively, of our company’s revenue, one of which is a related party (US Stem Cell Clinic LLC), represented 11% of our company’s revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the nine months ended September 30, 2018, we achieved positive cash flow from operations of $577,245 but will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Operating Activities

Net cash provided by operating activities was $577,245 in the nine month period ended September 30, 2018 as compared to $1,026,129 of cash provided in the nine months ended September 30, 2017.

Our cash provided by for operations in the nine months ended September 30, 2018 reflected a net loss generated during the period of $1,714,630, adjusted for non-cash items such as stock-based compensation of $812,300, notes payable issued for officer compensation of $800,000, depreciation of $155,480, amortization of debt discounts and non-cash interest of $155,480 and bad debts of $32,546, net with gain on settlement of debt of $45,013, gain on sale of property and equipment of $96,634 and income from investments of $263,322. In addition we had a net increase in operating assets of $59,413 and an increase in accrued expenses of $242,004, accounts payable of $332,577 and in deferred revenue of $217,038.

Investing Activities

Net cash provided by investing activities was $214,200 for the nine months ended September 30, 2018 represented proceeds from our equity investment as compared to cash provided by investing activities of $688,838 from our equity investments of $190,000, $400,000 from sale of property and equipment and proceeds from long term deposits of $100,000, net with $1,162 purchase of equipment for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $330,091 in the nine month period ended September 30, 2018 as compared to cash used of $1,029,072 in the nine month period ended in September 30, 2017. In the nine month period ended September 30, 2018, we received $367,700 from the sale of shares of our common stock, proceeds from restructuring of financing agreements of $126,402, advances from related party of $100,000 and equity contribution of $103,159, net with repayments of notes payable of $484,381 and $542,971 related party notes.

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

At September 30, 2018, we had cash and cash equivalents totaling $1,448,153. However our working capital deficit as of such date was approximately $4.6 million. Our independent registered public accounting firm has issued its report dated April 16, 2018 in connection with the audit of our financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 of our unaudited financial statement for the quarter ended September 30, 2018 addresses the issue of our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously.

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining necessary FDA approvals. The Company has retained counsel to defend in this action. The Company has had discussions with the U.S. Department of Justice to explore a favorable settlement. Court ordered mediation is now set for February 20, 2019, during which the parties will explore a mutually agreeable resolution. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice discussion or the injunctive actions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

On or about March 1, 2018, the U.S. Securities and Exchange Commission (“Commission”), Miami Regional Office (“Commission Staff”), served a subpoena upon U.S. Stem Cell, Inc., which seeks the production of certain documents and communications. The Commission Staff is conducting a formal non-public, fact-finding inquiry of U.S. Stem Cell, Inc (“Investigation”).  The Investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred.  The Company is cooperating with, and has provided information and documents to, the Commission Staff.  As part of the Investigation, on or about May 14, 2018, the Commission Staff served subpoenas upon Kristin Comella and Mike Tomas, respectively, seeking the production of certain documents and communications. Ms. Comella and Mr. Tomas responded to the respective subpoenas and provided information and documents to the Commission Staff. No further inquiry or request for documents from the Commission Staff has been received by the Company or its management since May 14, 2018. At this juncture, the Company is not able to predict the duration, scope, results, or consequences of the Commission Staff’s investigation.  There can be no assurance that the Investigation will be resolved in a manner that is not adverse to the Company.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2018 other then described above.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2018

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.4*	Amendment to Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated June 18, 2018
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt

10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19 (16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20 (16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015.
10.23 (18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24 (18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25 (18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26 (20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
14.1(2)	Code of Business Conduct and Ethics.
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

U.S. Stem Cell, Inc.

Date: November 7, 2018	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer