Form 10-K
period 2018-12-31
U.S. Stem Cell, Inc.
filed 2019-03-13
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

As of June 30, 2018, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTC Markets, Inc., OTCQB as of June 30, 2018, was approximately $9,732,678. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 13, 2019 was 386,675,905.

Documents Incorporated By Reference            None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2018

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

• our ability to obtain and maintain, as applicable, appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect, actions,  or limitations caused by government regulation of our business;

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

Index

PART I

Item 1. BUSINESS

OVERVIEW

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of disease and injury. We are also a regenerative medicine company specializing in physician/veterinary training and certification and stem cell products, stem cell banking, and the creation and management of stem cell clinics. Our lead cardiac product candidate is MyoCell™, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients.  Our lead product for in clinic use is Adipocell, a proprietary kit for the isolation of adipose derived stem cells.

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

US Stem Cell Clinic, LLC, , and Regenerative Wellness Clinic, LLC, partially owned (33.3% as of December 31, 2018) ) investments by our company, is a physician run regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. On January 29, 2019, through a reorganization of Member Interests of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively, we increased our holdings  to a 49.9 percent Member Interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively. The clinics are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

U.S. Stem Cell’s comprehensive map of products and services:

Index

U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www. us-stemcell.com, www.usstemcelltraining.com, www.vetbiologics.com, www.regenerativewellnessclinic.com and www.usstemcellclinic.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is expressly not incorporated by reference in the Annual Report on Form 10-K.

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

In our pipeline, we have multiple product candidates for the treatment of heart damage, including MyoCell™ and Myocell SDF-1. MyoCell and MyoCell SDF-1 are autologous muscle-derived cellular therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell™. MyoCell SDF-1 is similar to MyoCell but the myoblast cells to be injected for use in MyoCell SDF-1 are modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors.

Adipocell is a proprietary kit which also for isolation of patient-derived cell therapy that is currently being utilized in clinic treatments at the point of care.  US Stem Cell clinic and other trained physicians utilize this therapy as a medical procedure for a variety of indications.

STATUS OF CELLULAR THERAPY PRODUCT DEVELOPMENT CLINICAL TRIALS.

MyoCell/MyoCell SDF-1

MyoCell™ is a regenerative, cellular therapy intended to improve cardiac function for those with congestive heart failure and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell™  uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with Biosense Webster (a Johnson & Johnson company) to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell™ in the MARVEL Trial.

When injected into scar tissue within the heart wall, myoblasts have been shown to be capable of engrafting in the damaged tissue and differentiating into mature skeletal muscle cells. In a number of clinical and animal studies, the engrafted skeletal muscle cells have been shown to express various proteins that are important components of contractile function. By using myoblasts obtained from a patient’s own body, we believe MyoCell™ is able to avoid certain challenges currently faced by other types of cell-based clinical therapies including tissue rejection and instances of the cells differentiating into cells other than muscle. Although a number of therapies have proven to improve the cardiac function of a damaged heart, no currently available competing treatment, to our knowledge, has demonstrated an ability to generate new muscle tissue within the scarred regions of a heart as MyoCell™ has demonstrated.

Our completed clinical trials of MyoCell™ to date have been primarily targeted to patients with severe, chronic damage to the heart, who are in Class II or Class III heart failure according to the New York Heart Association, or NYHA, heart failure classification system. The NYHA system classifies patients in one of four categories based on how limited they are during physical activity. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion while NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest.

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

Index

MyoCell™ SDF-1 is intended to be an improvement to MyoCell™. MyoCell™ SDF-1 is similar to MyoCell™ except that the myoblast cells to be injected for use in MyoCell™ SDF-1 will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. Adipocell is a patient-derived cell therapy proposed for the treatment of acute myocardial infarction, chronic heart ischemia, and lower limb ischemia. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for chronic and acute heart damage.

We have completed various clinical trials for MyoCell™ including the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States. We were approved by the U.S. Food and Drug Administration, or the “FDA”, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell™ in North America and Europe, or the “MARVEL Trial”. We completed the MyoCell™ implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients. We are planning, on the basis of these results, to request the FDA to consider the MARVEL Trial a pivotal trial (pivotal from Phase II to Phase III) and to reduce the number of patients in the trial to 150. No assurances can be provided that this request will be approved. We have also initiated the MIRROR trial, which is a Phase III, double-blind placebo controlled study for centers outside the United States. The SEISMIC, MYOHEART, MARVEL and MIRROR Trials have been designed to test the safety and efficacy of MyoCell™ in treating patients with severe, chronic damage to the heart. We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (MyoCell™ with SDF-1) called the REGEN trial, during the first quarter of 2010. Advancement of the MyoCell™ and MyoCell™ SDF-1 clinical development programs is contingent, among many factors, upon the Company obtaining access to sufficient funding to execute the necessary clinical trials to achieve proof of efficacy and regulatory authorization to market such products. The Company, to continue the efforts stemming from the progress observed from the last activity in 2010, is also presently seeking a joint development partner for its MyoCell™ SDF-1 product candidate.

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

We have also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease (DDD), erectile dysfunction (ED) and chronic obstructive pulmonary disease (COPD). At this time, we are not enrolling patients in any IRB studies. We have discontinued any studies or patient treatments with macular degeneration.  We are continuing to see patients in the clinic for various indications including ED and COPD.

Index

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

On January 29th, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting our best opportunities at the forefront of our efforts. The MYOCELL™ and MYOCELL™ SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL™ SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will continue to apply our ADIPOCELL technology to the treatment of patients in clinic at the point of care. We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our Company, and will ultimately enhance shareholder value.

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

Index

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

US STEM CELL CLINIC, LLC, REGENERATIVE WELLNESS CLINIC, LLC and US STEM CELL OF THE VILLAGES, LLC

US Stem Cell Clinic LLC, Regenerative Wellness Clinic LLC and US Stem Cell of the Villages LLC, partly owned investments, are offering in-clinic regenerative medicine treatments to patients suffering from degenerative diseases. Adipose stem cells can be obtained from the patient easily, abundantly, and with minimal patient discomfort. Clinical applications for patients can be performed in an office setting using autologous adipose-derived stem cells. Current applications include orthopedic conditions (tendon/ligament injuries, osteoarthritis, etc.), degenerative conditions (COPD, diabetes), neurological (MS, Parkinson’s, spinal cord injuries, autism, etc.) and auto-immune (RA, Crohn’s, colitis, lupus). Pricing depends on application and ranges from $5,000 to $12,000. We will provide operating assistance as well as management services to US Stem Cell of the Villages LLC, the latter to be compensated at fee of five percent (5%) of the LLC gross revenues.

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

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. American Stem Cell Centers of Excellence provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company, have retained the professional services of Mike Tomas as CEO to  with scientific and successful operational deployment of their clinics. The board of directors contends that the successful deployment of American Stem Cell Centers of Excellence will lead to the financial value and revenue growth of US Stem Cell, Inc. through sales of our products and services at American Stem Cell Center of Excellence clinics.

Index

Royalty Agreement/Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The royalty payment is recorded as deferred revenue and amortized over the term of the agreement.  The carry balance as of December 31, 2018 and 2017 was $68,500 and $71,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

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

MyoCell™ is no longer protected by patents, which means that competitors will be free to sell products that incorporate the same or similar technologies that are used in MyoCell™ without infringing our patent rights. As a result, MyoCell, if approved for use, may be vulnerable to competition. In addition, many of the patent and patent applications that have been licensed to us that pertain to our other product candidates do not cover certain countries within Europe.

Our commercial success will depend to a significant degree on our ability to:

●

defend and enforce our patents and/or compel the owners of the patents licensed to us to defend and enforce such patents, to the extent such patents may be applicable to our products and material to their commercialization;

●	obtain additional patent and other proprietary protection for MyoCell™ and our other product candidates;
●

obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries; and

●	preserve company trade secrets and other intellectual property rights relating to our product candidates; and operate without infringing the patents and proprietary rights of third parties.

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

We are not currently a party to any litigation or other adverse proceeding challenging our patents, patent licenses or intellectual property rights. However, if we become involved in litigation or any other adverse intellectual property proceeding, for example, as a result of an alleged infringement, or a third party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, including treble damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business, financial condition and results of operation.

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

MyoCell™ SDF-1 Patents

To develop our MyoCell™ SDF-1 product candidate, we rely primarily on patents. We had an agreement to license patents from Juventas. These patents relate to methods of repairing damaged heart tissue by transplanting myoblasts that express SDF-1 and other therapeutic proteins capable of recruiting other stem cells within a patient’s own body to the cell transplant area. We believe we will also need to, among other things, license some additional intellectual property to commercialize MyoCell™ SDF-1 in the form we believe may prove to be the most safe and/or effective.

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

Index

Pharmaceutical and Biologic Products

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising promotion, distribution, marketing, import and export of biological products such as MyoCell™. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of MyoCell™ or any future product candidates. In addition, these regulations may change and our product candidates may be subject to new legislation or regulations.

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

Index

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, or presents an unacceptable risk to the clinical trial patients ( See Item 3). The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in four sequential phases, but the phases may overlap.

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

Index

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

Index

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

Index

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

Index

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

Index

Regulation in the European Union

In the European Union, or EU, medicinal products, including advanced therapy medicinal products, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. Advanced therapy medicinal products comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to regenerate, repair or replace a human tissue. We anticipate that our cell therapy products in development, including MyoCell™ , would be regulated as advanced therapy medicinal products in the EU.

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2019 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2018, we had cash and cash equivalents of $1,357,146 and an accumulated capital deficit of $129,788,678. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 3, 2018, the Company renewed the loan with Seaside National Bank and Trust extends the maturity date to May 18, 2020, all other terms and conditions remain unchanged. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

If we are unable to secure additional financing in the near term, we may be forced to:

●	curtail or abandon our existing business plans;
●	reduce our headcount;
●	default on our debt obligations;
●	file for bankruptcy;
●	seek to sell some or all of our assets; and/or
●	Cease our operations.

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

Our independent registered public accounting firm issued its report dated March 13, 2019 in connection with the audit of our financial statements as of December 31, 2018, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2018 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell™ product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2018, we have accumulated a deficit of approximately $129.8 million. Our MyoCell™ product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

Risks Related to Product Development

All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. We depend heavily on the success of our MyoCell™ product candidate. If we are unable to commercialize MyoCell™ or any of our other product candidates or experience significant delays in doing so, our business may fail.

●

We have invested a significant portion of our efforts and financial resources in our MyoCell™ product candidate and depend heavily on its success. MyoCell™ is currently in the clinical testing stage of development, although we have suspended work under our clinical trials as we seek to raise sufficient funds to complete the trials

●

We need to devote significant additional research and development, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure.

●

We are likely to encounter hurdles and unexpected issues as we proceed in the development of MyoCell™ and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

●	our product candidates will be deemed ineffective, unsafe or will not receive regulatory approvals;

●	our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance

●	others will hold proprietary rights that will prevent us from marketing our product candidates; or

●	our competitors will market products that are perceived as equivalent or superior.

Index

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

One of our competitors exploring the use of skeletal myoblasts ceased enrolling new patients in its European Phase II clinical trial based on the determination of its monitoring committee that there was a low likelihood that the trial would result in the hypothesized improvement in heart function. Although our clinical research to date suggests that MyoCell™ may improve the contractile function of the heart, we have not yet been able to demonstrate a mechanism of action and additional research is needed to precisely identify such mechanism.

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

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. For example, MyoCell™ has been studied in a limited number of patients to date. Even though our early data has been promising, we have not yet completed any large-scale pivotal trials to establish the safety and efficacy of MyoCell™. A number of participants in our clinical trials have experienced serious adverse events adjudicated or determined by trial investigators to be potentially attributable to MyoCell™. There is a risk that safety concerns relating to our product candidates or cell-based therapies in general will result in the suspension or termination of our clinical trials.

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

●

the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory (see Item 3);

●	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

●

our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

●	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

●

there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

●	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

●	we may experience difficulties in managing multiple clinical sites;

Index

●

enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;

●	we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and

●	our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

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

Index

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

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. The novel nature of our product candidates creates significant challenges in regards to product development and optimization, government regulation, third party reimbursement and market acceptance. These include:

●	the scientific basis of our technology could be determined to be less sound than we believe;

●	the time and effort required to solve novel technical problems could delay the development of our product candidates;

●

the FDA and regulatory agencies in other countries have relatively limited experience with therapies based upon cellular medicine generally and, as a result, the pathway to regulatory approval for our cell-based product candidates may be more complex and lengthy

Risks Related to Our Common Stock

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

In addition to our corporate offices, at this location, we maintain:

●	our MyoCell™ cell culturing facility for supply within the United States; and

●	a fully equipped cell culturing laboratory where we perform experimental work in the areas of cell culturing, cell engraftment, and other advanced research projects related to our core business.

Approximate annual future minimum lease obligations under this non-cancelable facilities operating lease agreement as of December 31, 2018 are as follows:

Year ending December 31,
2019	58,448

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at December 31, 2018and December 31, 2017.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2018 other than that described above.

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

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company has retained counsel to defend in this action. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Markets, Inc. (OTCQB) under the symbol “USRM”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2017
	High	Low
First Quarter	$0.179	$0.0019
Second Quarter	$0.1409	$0.0276
Third Quarter	$0.0537	$0.0160
Fourth Quarter	$0.0560	$0.0210
	Fiscal Year 2018
	High	Low
First Quarter	$0.0810	$0.0274
Second Quarter	$0.0800	$0.0250
Third Quarter	$0.0395	$0.0300
Fourth Quarter	$0.0353	$0.0124

Holders

As of December 31, 2018, there were approximately 495 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	112,970,693	0.033	75,068,070
Equity compensation plans not approved by security holders (2)	1,114,019	14.735	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

●	8,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016.

Index

●	4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017.

●	4,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015.

●

Warrants issued in connection with our private placements in 2014 to purchase an aggregate of 41,592 shares of our common stock at prices from $11.00 to $23.25 per share expiring ten years from the date of issuance.

●	Warrants issued in connection with our private placements in 2015 to purchase 1,444 shares of our common stock at $11.27 per share expiring ten years from date of issuance.

●	Warrants issued in connection with settlement of debt to purchase 628 shares of our common stock at $40.00 per share expiring four years from date of issuance in 2014.

●	1,000,000 warrants issued for services at $0.2713 per share on August 27, 2018 expiring ten years from date of issuance.

Recent Sales of Unregistered Securities

In fiscal 2018, we sold an aggregate of 9,350,508 shares of our common stock for gross cash proceeds of $367,700. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506(b) promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. We filed a Notice of Exempt Offering of Securities on Form D on May 4, 2018.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Index

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2017 or 2018.

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

Our Ability To Continue as a Going Concern

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Yearly Report on Form 10-K (the “Form 10-K”). This determination was based on the following factors: (i) during the twelve months ended December 31, 2018, the Company incurred net losses of $2,160,427 and (ii) the Company has a working capital deficit (current liabilities in excess of current assets) of $4,410,129. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Overview

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. Our lead product candidates are MyoCell™ and Adipocell. MyoCell™ is an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients. Adipocell is an innovative cell therapy kit with multiple possible treatment applications using autologous adipose cells. We are presently investigating the use of adipose cells in a variety of clinical applications.

Biotechnology Product Candidates

We are focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of chronic and acute heart damage. In our pipeline, we have multiple product Candidates for the treatment of heart damage, including MyoCell, MyoCell™ SDF-1 and Adipocell. MyoCell™ and MyoCell™ SDF-1 are clinical muscle-derived cell therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell™ SDF-1 is intended to be an improvement to MyoCell™. MyoCell™ SDF-1 is similar to MyoCell™ except that the myoblast cells to be injected for use in MyoCell™ SDF-1 will be modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors. Adipocell is a kit to obtain patient-derived cells proposed for various in clinic procedures. We hope to demonstrate that these product candidates are safe and effective complements to existing therapies for various indications.

Our most recent completed clinical trials of MyoCell™ are the SEISMIC Trial, a 40-patient, randomized, multicenter, controlled, Phase II-a study conducted in Europe and the MYOHEART Trial, a 20-patient, multicenter, Phase I dose-escalation trial conducted in the United States.

We were approved by the FDA, to proceed with a 330-patient, multicenter Phase II/III trial of MyoCell™ in North America and Europe, or the MARVEL Trial. We completed the MyoCell™ implantation procedure on the first patient in the MARVEL Trial on October 24, 2007. Thus far, 20 patients, including 6 control patients, have been treated. Initial results for the 20 patients were released at the Heart Failure Society of American meeting in September, 2009, showing a significant (35%) improvement in the 6 minute walk for those patients who were treated, and no improvement for those who received a placebo. On the basis of these results, we have applied for and received approval from the FDA to reduce the number of additional patients in the trial to 134, for a total of 154 patients.

Index

The SEISMIC, MYOHEART and MARVEL Trials have been designed to test the safety and efficacy of MyoCell™ in treating patients with severe, chronic damage to the heart. Upon regulatory approval of MyoCell, we intend to generate revenue in the United States from the sale of MyoCell™ cell-culturing services for treatment of patients by qualified physicians.

We received approval from the FDA in July of 2009 to conduct a Phase I safety study on 15 patients of a combined therapy (MyoCell™ with SDF-1), which we believe was the first approval of a study combining gene and cell therapies. We initially commenced work on this study, called the REGEN Trial, during the first quarter of 2010. We suspended activity on the trial in 2010 while seeking additional funding necessary to conduct the trial. We are seeking to secure sufficient funds to reinitiate enrollment in the MARVEL and REGEN trials. If we successfully secure such funds, we intend to re-engage a contract research organization, or CRO, investigators and certain suppliers to advance such trials. We have initiated and enrolled our first patient in the MIRROR trial in 2013. The trial is very similar to the MARVEL trial but focuses on sites outside the US. We will continue enrollment in the MIRROR trial once we have secured sufficient funds.

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

We also initiated several Institutional Review Board studies in 2013 using adipose derived stem cells for various indications including dry macular degeneration, degenerative disc disease, erectile dysfunction and chronic obstructive pulmonary disease. We have published results of the degenerative disc trial.  All other trials are not enrolling patients.  We provide these therapies to patients through the clinic.

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

The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell™ to patients enrolled in the trial. We are currently producing Myocath catheters with a contract manufacturer on an as needed basis.

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

Index

American Stem Cell Centers of Excellence are clinics derived from the investment group behind the Asset Purchase and Leaseback Agreement. American Stem Cell Centers of Excellence provide comprehensive stem cell treatments using innovative technologies and the latest research with the intent that after treatment, the body’s own healing potential naturally repairs and regenerates damaged tissue.  With a new clinic in Miami, Florida and, as we intend, additional clinics opening soon around the country, management contends that American Stem Cell Centers of Excellence provides comprehensive stem cell treatments using the U.S. Stem Cell Inc. innovative technologies and the latest regenerative medicine research. U.S. Stem Cell’s team of scientists have pioneered these in-clinic regenerative medicine protocols and, in our estimation, have helped thousands of patients through their partly-owned subsidiary U.S. Stem Cell Clinic.  American Stem Cell Centers of Excellence would like to replicate this success and have partnered and, with the Board of Directors’ approval and continued oversight that this will not diminish their responsibilities to our company, has retained the professional services of Mike Tomas as CEO to assist with scientific and successful operational deployment of their clinics. The board of directors contends that the successful deployment of American stem cell centers of excellence will lead to the financial value and revenue growth of US Stem Cell, Inc. through sales of our products and services at American Stem Cell Center of Excellence clinics.

Subsequent events

In January and February 2019, the Company issued an aggregate of 8,598,928 shares of common stock for services rendered.

On January 29, 2019, through a reorganization of Member Interests of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively, we increased our holdings, without additional consideration, to a 49.9 percent Member Interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively.

Results of Operations Overview

Revenues

Our primary source of revenue is from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates, which we do not expect to occur before 2020.

We recognized revenues of $6,700,888 in 2018 compared to revenues of $5,520,537 in 2017. Our revenue in 2018 was generated from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenues for 2017 were generated from the sale, test kits and equipment, training services, patient treatments and laboratory services, and cell banking.  Our significant overall increase in 2018 as compared to 2017 was generated by a 48% increase in our banking revenue.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs consistent with products and services provided.

Cost of sales was $2,110,532 in the year ended December 31, 2018 compared to $1,885,371 in the year ended December 31, 2017.  The increase is primarily due higher revenue volume.  The margins are higher in 2018 compared to 2017 due to increases in prices.

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

Index

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

In valuing our common stock, our Board of Directors considered a number of factors, including, but not limited to:

●	our financial position and historical financial performance;
●	the illiquidity of our capital stock;
●	arm’s length sales of our common stock;
●	the development status of our product candidates;
●	the business risks we face;
●	vesting restrictions imposed upon the equity awards;
●	an evaluation and benchmark of our competitors; and
●	the prospects of a liquidity event.

On April 1, 2013, our Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan” (replacing the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan). The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve and effective May 7, 2018, approved an addition of one hundred million (100,000,000) shares of common stock to reserve.

A summary of options at December 31, 2018 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2017	71,630,763	$0.0280	9.2
Granted	41,340,000	$0.0458	10.0
Exercised	—
Forfeited/Expired	(70)	$2,625.080
Options outstanding at December 31, 2018	112,970,693	$0.03294	8.7
Options exercisable at December 31, 2018	43,089,443	$0.02776	8.4
Available for grant at December 31, 2018	75,068,070

Index

The following information applies to options outstanding and exercisable at December 31, 2018:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	8.11	$0.0043	4,050,000	$0.0043
0.0196	22,850,000	7.72	0.0196	15,350,000	0.0196
0.02511	9,000,000	9.93	0.02511	9,000,000	0.02511
0.02576	2,340,000	9.61	0.02576	-	0.02576
0.03626	31,865,000	8.61	0.03626	14,060,000	0.03626
0.03680	10,000	8.61	0.03680	2,500	0.03680
0.0536	30,000,000	9.36	0.0536	-	0.0536
0.15402	705,363	6.75	0.15402	626,613	0.15402
19.32	150	5.85	19.32	150	19.32
70.00	100	2.66	70.00	100	70.00
210.00	40	2.62	210.00	40	210.00
680.00	40	1.11	680.00	40	680.00
Total	112,970,693	8.67	$0.03294	43,089,443	$0.02776

On May 7, 2018, we granted an aggregate 30,000,000 options to purchase the Company’s common stock at $0.0536 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $1,438,473, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 261.13% and Risk free rate: 2.90%.

On August 8, 2018, we granted an aggregate 2,340,000 options to purchase our company’s common stock at $0.02576 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $91,988, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.72% and Risk free rate: 2.83%.

On December 3, 2018, we granted an aggregate 9,000,000 options to purchase our company’s common stock at $0.02511 per share to board members, vesting immediately exercisable over 10 years. The aggregate fair value of $195,722, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 215.29% and Risk free rate: 2.83%.

On February 6, 2017, we granted an aggregate 16,200,000 options to purchase our company’s common stock at $0.0043 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $53,271, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 235.22% and Risk free rate: 1.86%.

On August 7, 2017, we granted an aggregate 23,750,000 options to purchase our company’s common stock from  $0.03626 to $0.0368 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $860,211, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 259.16% and Risk free rate: 1.81%.

On August 7, 2017, we granted an aggregate 8,125,000 options to purchase our company’s common stock at  $0.03626  per share to members of the Board of Directors, vesting immediately and exercisable over 10 years. The aggregate fair value of $293,545, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 259.16% and Risk free rate: 1.81%.

The fair value of all options vesting during the years ended December 31, 2018 and 2017 of $753,007 and $645,483, respectively, was charged to current period operations.

As of December 31, 2018, we had approximately $1,973,194 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which we expect to recognize over a weighted average period of 1.64 years.

Index

Warrants

A summary of common stock purchase warrants at December 31, 2018 and activity during the year ended December 31, 2018 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	133,591	$126.26	4.7
Issued	1,000,000	$0.02713	10.0
Exercised	-
Expired	(19,572)	$24.46
Outstanding at December 31, 2018	1,114,019	$14.735	9.1
Exercisable at December 31, 2018	112,474	$40.07	4.3

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2018:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 – 20.00	1,086,536	9.2	$1.267	86,536	$15.59
$20.01 – 30.00	19,543	5.2	$25.06	19,543	$25.06
$40.01 - 50.00	2,253	3.8	$48.83	2,253	$48.83
$50.01 –60.00	543	2.6	$60.00	543	$60.00
> $60.00	$5,144	2.8	$2,800.69	3,599	$701.78
	1,114,019	9.1	$14.74	$112,474	$40.070

On August 27, 2018, we issued 1,000,000 warrants to purchase our company’s common stock at $0.02713 per share for services rendered, vesting 6 months from issuance and exercisable over 10 years. The aggregate fair value of $24,986, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.01% and Risk free rate: 2.85%.

Interest Expense

Interest expense during the year ended December 31, 2018 was $1,444,807 compared to $642,102 for the year ended December 31, 2017. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan,  the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt,  the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

The debt discounts amortization and non-cash interest incurred during the year ended December 31, 2018 and 2017 was $195,967 and $126,457, respectively. Our increase in interest expense in 2018 as compared to 2017 was primarily due to our Capital Lease with GACP with contractually escalating payments.

On January 3, 2018, we  renewed the loan with Seaside National Bank and Trust extend the maturity date to May 18, 2020 all other terms and conditions remain unchanged.

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

Revenue Recognition

Effective January 1, 2018, we recognize revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.

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

Revenues for cell banking sales are accounted for as multiple performance obligations as described in 606 and addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, our company was able to allocate revenue based on stand-alone pricing. The multiple performance obligations include stem cell banking, dose retrieval and yearly storage fees. Revenues for stem cell banking and dose retrieval is recognized at the point of service and revenues for the yearly storage fees is recognized over the term of the banking contract, which is typically one year with annual renewals.

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by our company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Index

Derivative instrument liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, we did not have any derivative instruments that were designated as hedges.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include stock-based compensation,  debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Results of Operations

We are a research and development stage company and our MyoCell™ product candidate has not received regulatory approval or generated any material revenues and is not expected to until late 2019, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company.

Comparison of Years Ended December 31, 2018 and December 31, 2017

Revenues

We recognized revenues of $6,700,888 in 2018, revenues generated from the sale of, kits and equipment, services, and laboratory services.  In 2017, we recognized revenues of $5,520,537, revenues generated from the sales of kits and laboratory services. Our significant overall increase in 2018 as compared to 2017 was generated by a 48% increase in our banking revenue.

Cost of Sales

Cost of sales was $2,110,532 in 2018 and $1,885,371 in 2017.  The increase is primarily due higher revenues in 2016 as compared to 2017.  The margins increased by approximately 3% due to stronger mix of banking revenue as compared to kit sales in 2018.

Research and Development

Research and development expenses were $5,439 in 2018, a decrease of $1,205 from research and development expenses of $6,644 in 2017. The decrease was primarily attributable to a decrease in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $5,682,296 in 2018, an increase of $1,255,644 from marketing, general and administrative expenses of $4,426,632 in 2017. The increase in marketing, general and administrative expenses is attributable, in part, to increases in stock based compensation, salaries and insurance and advertising expenses.

Gain (loss) on settlement of debt

During the year ended December 31, 2018, we incurred a net gain of $5,625 primarily related to the settlement of accounts payable and debt restructured during the current period. In 2017, we incurred a loss of $126,457 primarily due to the settlement of accounts payable, net with refinancing of debt during the current period.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536 which we will recognize to operations over the term of the lease (36 months). During the year ended December 31, 2018, we recognized $128,845 in current period operations as compared to $107,371 for the previous year.

Index

Loss on change in fair value of derivative liabilities.

During the year ended December 31, 2016, we issued convertible notes and common stock purchase warrants with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2017, we incurred a $(1,891,205) loss on change in fair value of our derivative liabilities. We did not have notes payable with anti-dilutive provisions in the 2018 year.

Income from equity investment

Our investment of 33% member interest ownerships of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC (subsequently increased after December 31, 2018) and well as our 49% member interest ownership in U.S. Stem Cell of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the year ended December 31, 2018 and 2017, our pro rata share of its income was $247,813 and $192,383, respectively.

Loss on litigation settlement

On March 1, 2017, we settled outstanding litigation with Northstar Biotech Group, LLC whereby we issued 10,000,000 and issued an additional 1,000,000 (for an aggregate of 11,000,000) shares of our common stock at a fair value of $316,800.  Accordingly, we recorded in operations a loss on litigation settlement of $316,800 for the year ended December 31, 2017.

Interest Expense

Interest expense was $1,444,807 in 2018 compared to interest expense of $642,102 in 2017. Non cash interest comprised of amortization of debt discounts and non-cash interest totaled $195,967 in 2018 as compared to $126,457 in 2017.  Our increase in interest expense in 2018 as compared to 2017 was primarily due to our Capital Lease with GACP with contractually escalating payments.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2018, we continued to finance our operational cash needs with cash generated from financing activities.

Operating Activities

Net cash provided by operating activities was $602,467 in 2018 as compared to $1,231,393 of cash provided in 2017. Our source of cash for operations in 2018 reflected a net loss generated during the period of $2,160,427, adjusted for non-cash items such as stock-based compensation of $1,227,924, amortization of debt discounts associated with our convertible and other notes of $195,967,  related party notes payable issued for services rendered of $800,000, bad debt expense of $62,207, common stock issued in settlement of related party expenses of $14,522 and depreciation expense of $207,132, net with gain on sale of equipment of $128,846, $5,625 gain on settlement of debt and income from equity investments of $247,813. A net increase in operating assets of $95,134 and a net increase in operating liabilities of $732,560 contributed to our source of operating cash in 2018.

Investing Activities

Net cash provided by investing activities was $311,700 for the year ended December 31, 2018 represented proceeds from our equity investments as compared to cash provided by investing activities of $225,000 from our equity investments, $400,000 from sale and leaseback of equipment and proceeds from deposits of $100,000, net with purchase of equipment of $1,162 for the same period last year.

Index

Financing Activities

Net cash used in financing activities was an aggregate of $543,820 in the year ended December 31, 2018 as compared to cash used of $1,239,152 in the year ended December 31, 2017. In the year ended December 31, 2018, we received $367,700 from the sale of our common stock, $130,000 from related party advances, $103,159 equity contribution from related party and proceeds from issuance of notes payable of $220,211, net with repayments of notes and capital leases payable of $656,468 and $708,422 related party notes.

Existing Capital Resources and Future Capital Requirements

Our MyoCell™ product candidate has not received regulatory approval or generated any material revenues. We do not expect to generate any material revenues or cash from sales of our MyoCell™ product candidate until commercialization of MyoCell, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future. Historically, we have relied on proceeds from the sale of our common stock and our incurrence of debt to provide the funds necessary to conduct our research and development activities and to meet our other cash needs.

At December 31, 2018, we had cash and cash equivalents totaling $1,357,146; our working capital deficit as of such date was $4,410,129. Our independent registered public accounting firm has issued its report dated March 13, 2019 in connection with the audit of our financial statements as of December 31, 2018 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2018, we had $5,224,942 in outstanding debt.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel,

●         to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

● pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

As of December 31, 2018, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and have concluded our controls are effective.

The Company is a smaller reporting company and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our current executive officers and directors

Mike Tomas	53	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	95	Director, Chairman of the Board
Mark P. Borman	64	Director
Kristin Comella	42	Director, Chief Scientific Officer
Sheldon T. Anderson	68	Director
Greg Knutson	67	Director

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

Kristin Comella, Ph.D. Dr. Comella, USRM’s Chief Science Officer, has an extensive background in the study and implementation of stem cell therapy.  As a student focusing on the mechanics and systems of the body in order to achieve optimal health, her more than 20+ years’ experience has given her notable training with experts in the stem cell arena.  Her graduate studies and PhD course work at Ohio State University provided her the opportunity to work with Dr. Jeffery Chalmers to focus on the use of nano-particles magnets to isolate and separate cells.  She then delved more deeply into biomedical engineering at the Cleveland Clinic and Osiris Therapeutics — a small start-up in Maryland founded by the ‘father of Mesenchymal Stem Cells,’ Dr. Arnie Caplan.  Her work at Osiris led to one of the first IND approvals of stem cells in orthopedics from the FDA in 2002, and was the beginning of her zeroing in on stem cells and their application for healing.

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

Index

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

Index

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

Index

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2018 and 2017, the aggregate compensation awarded to/earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2018 , or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2018	$1,305,837	$500,000	(1)	$—	$991,602	(2)(3)				$2,797,439
CFO and Director	2017	1,493,194	500,000	(4)	—	$630,359	(5)(6)(7)	—	—	—	$2,623,553

Kristin Comella Chief Science	2018	452,588	300,000	(1)	—	$512,111	(2)(3)				$1,264,699
Officer and Director	2017	585,179	300,000	(4)	—	$342,276	(5)(6)(7)				$1,277,455

(1)

On May 7, 2018, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due on demand

(2)

On May 7, 2018, Mr. Tomas and Ms. Comella were granted 20,000,000 and 10,000,000, respectively, options to purchase the Company’s common stock at $0.0536 per share for ten years, vesting over four years at each anniversary.

(3)	On December 3, 2018, Mr. Tomas and Ms. Comella were granted 1,500,000 options (each) to purchase the Company’s common stock at $0.02511 per share for ten years, vesting immediately.
(4)

On August 7, 2017, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due on demand

(5)

On February 6, 2017, Mr. Tomas and Ms. Comella were granted 10,000,000 and 5,000,000, respectively, options to purchase the Company’s common stock at $0.0043 per share for ten years, vesting over four years at each anniversary.

(6)

On August 7, 2017, Mr. Tomas and Ms. Comella were granted 15,000,000 and 7,500,000, respectively, options to purchase the Company’s common stock at $0.03626 per share for ten years, vesting over four years at each anniversary.

(7)	On August 7, 2017, Mr. Tomas and Ms. Comella were granted 1,500,000 options (each) to purchase the Company’s common stock at $0.03626 per share for ten years, vesting immediately.

Index

Our Stock Option Plans

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan” (replacing the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan).. The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve and effective May 7, 2018, approved an addition of one hundred million (100,000,000) shares of common stock to reserve.

Employment Agreements

See page F-27

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2018:

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	0.15402	6/18/2020
	500	-	0.15402	8/12/2021
	500	-	0.15402	1/16/2022
	2,000	-	0.15402	8/6/2022
	10,000	-	0.15402	8/1/2023
	400	—	0.15402	9/1/2023
	10,000	-	0.15402	2/24/2024
	800	-	0.15402	2/24/2024
	4,299	-	0.15402	5/24/2024
	10,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	2,500	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	10,000,000	5,000,000	0.01960	9/19/2026
	10,000,000	7,500,000	0.00430	2/6/2027
	15,000,000	11,250,000	0.03626	8/7/2027
	1,500,000	-	0.03626	8/7/2027
	20,000,000	20,000,000	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028

Kristin Comella	20	—	0.15402	1/19/2019
	3	—	0.15402	3/13/2019
	30	—	0.15402	5/28/2019
	250	—	0.15402	8/12/2021
	500	-	0.15402	8/6/2022
	5,000	-	0.15402	8/1/2023
	5,000	-	0.15402	2/24/2024
	400	-	0.15402	2/24/2024
	5,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	1,000	-	0.15402	2/2/2025
	175,131	-	0.15402	11/2/2025
	5,000	1,250	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	5,000,000	2,500,000	0.01960	9/19/2026
	5,000,000	3,750,000	0.00430	2/6/2027
	7,500,000	5,625,000	0.03626	8/7/2027
	1,500,000	-	0.03626	8/7/2027
	10,000,000	10,000,000	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028

Index

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2018 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2018 are as follows:

	Estimated future payouts under non-equity incentive plan awards				Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2018 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0

Index

Golden Parachute Compensation

As at December 31, 2018, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella, NEO	0	0	0	0	0	0	0

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
William P Murphy, Jr.	$-	$32,620	(1)	$62,620
Sheldon T. Andersen	$-	$32,620	(1)	$32,620
Mark Borman	$-	$32,620	(1)	$32,620
Gregory Knutson	$-	$32,620	(1)	$32,620
Total:	$-	$130,480		$130,480

(1)

Represents (i) a stock option granted December 3, 2018 for the purchase of 1,500,000 shares of common stock, vesting immediately, at an exercise price of $0.02511 per share and termination date of December 3, 2028

Pension Benefits

As of December 31, 2018, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 for all compensation plans under the Company’s Stock Option Plan:

			Additional
	No. of		Consideration
	Shares of Common		to be Received
	Stock Underlying		Upon Exercise
	Unexercised		or Material		Value
	Common Stock		Conditions	Option	Realized	Option
	Purchase Options	Date of	Required to	Exercise	if	Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	500	6/18/2010	$—	$0.15402	$—	6/18/2020
	500	8/12/2011	—	0.15402	—	8/12/2021
	500	1/16/2012	—	0.15402	—	1/16/2022
	2,000	8/6/2012	—	0.15402	—	8/6/2022
	10,000	8/01/2013	—	0.15402	—	8/1/2023
	400	9/1/2013	—	0.15402	—	9/1/2023
	10,000	2/24/2014	—	0.15402	—	2/24/2024
	800	2/24/2014	—	0.15402	—	2/24/2024
	3,225	5/12/2014	—	0.15402	—	5/12/2014
	10,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	291,885	11/2/2015	—	0.15402	—	11/2/2025
	5,000	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	2,500,000	9/19/2016	-	0.01960	-	9/19/2026
	1,500,000	8/7/2017	-	0.03626	-	8/7/2027
	20,000,000	5/7/2018	-	0.05360	-	5/7/2028
	1,500,000	12/3/2018	-	0.02511	-	12/3/2028
Kristin Comella, NEO	20	1/9/2009	—	0.15402	—	1/9/2019
	3	3/13/2009	—	0.15402	—	3/13/2019
	30	5/29/2009	—	0.15402	—	5/28/2019
	250	8/12/2011	—	0.15402	—	8/12/2021
	500	8/06/2012	—	0.15402	—	8/06/2022
	5,000	8/01/2013	—	0.15402	—	8/1/2023
	5,000	2/24/2014	—	0.15402	—	2/24/2024
	400	2/24/2014	—	0.15402	—	2/24/2024
	5,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	1,000	2/2/2015	—	0.15402	—	2/2/2025
	175,131	11/2/2015	—	0.15402	—	11/2/2025
	2,500	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	1,250,000	9/19/2016	-	0.01960	-	9/19/2026
	1,500,000	8/7/2017	-	0.03626	-	8/7/2027
	10,000,000	5/7/2018	-	0.05360	-	5/7/2028
	1,500,000	12/3/2018	-	0.02511	-	12/3/2028

Index

Director Compensation

As of December 31, 2018, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. Our two employee directors, Mike Tomas and Kristin Comella, also are granted director options to purchase shares of our common stock In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of March 13, 2019, based on an aggregate of 378,076,976 common shares issued, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2018. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 13794 NW 4th Street, Suite 212, Sunrise, Florida 33325. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	22,097,063	(1)	5.5

Kristin Comella, Chief Scientific Officer and Director	14,071,484	(2)	3.6

William P. Murphy, Director**	4,566,461	(3)	1.2

Mark P. Borman, Director	5,029,752	(4)	1.2

Sheldon T. Anderson, Director	4,505,282	(5)	1.2

Greg Knutson**	2,125,000	(6)	*

All officers and directors as a group (6 persons)	51,866,183	(7)	12.1

Northstar Biotechnology Group, LLC	31,805,502	(8)	8.4

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr. and controlled by Gregory Knutson, a member of the Board of Directors appointed on March 5, 2017.

(1)

Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 22,088,784  shares of common stock issuable upon exercise of presently exercisable stock options .

(2)	Includes 14,071,484 shares of common stock issuable upon exercise of presently exercisable stock options.
(3)

Includes (i) 63,481 shares of common stock and (ii) 4,502,980 shares of common stock issuable upon exercise of presently exercisable stock options.  Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 526,942 shares of common stock and (ii) 4,502,810 shares of common stock issuable upon exercise of presently exercisable stock options

Index

(5)	Includes (i) 1,941 shares of common stock and (ii) 4,503,341 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes 2,125,000 shares of common stock issuable upon exercise of presently exercisable stock options.
(7)	Includes an aggregate of (i) 73,725 shares of common stock and (ii) 51,794,399 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(7)	Includes 31,785,502 shares of common stock and (ii) 20,000 shares of common stock issuable upon exercise of warrants.

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

Index

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

Index

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2018 and 2017, our officers and directors have provided advances in the aggregate of $234,901 and $104,901, for working capital purposes, respectively. The advances are unsecured, due on demand and non-interest bearing.

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

Index

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

Index

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

On October 19, 2018, the Company issued 164,523 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195 due October 1, 2016 per the forbearance agreement.

As of December 31, 2018 and 2017, the principal of this note was $262,000.

Officer and Director Notes

	2018	2017
Note payable, Mr. Tomas	$-	$101,729
Note payable, Mr. Tomas	-	500,000
Note payable, Mr. Tomas	483,293	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Dr. Comella	147,711	237,797
Note payable, Dr. Comella	300,000	300,000
Note payable, Dr. Comella	300,000	-
Total	$1,731,004	$1,639,526

Notes payable, Mr. Tomas

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the year ended December 31, 2018 and 2017, the Company paid off $101,729 and $398,271 the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $0 and $101,729, respectively.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the year ended December 31, 2018, the Company paid off $500,000 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $0 and $500,000, respectively.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2018, the Company paid off $16,707 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $483,293 and $500,000, respectively.

Index

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of December 31, 2018 is $500,000.

At December 31, 2018 and 2017, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $340,009 and $282,701, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the year ended December 31, 2018 and 2017, the Company paid off $90,086 and $62,203 of the outstanding promissory note, respectively. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $147,711 and $237,797, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of December 31, 2018 is $300,000.

At December 31, 2018 and 2017, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $102,974 and $67,884, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the year ended December 31, 2018 and 2017, the Company has incurred $120,000 and $120,000 of expense under the agreement, respectively. As of December 31, 2018 and 2017, the Company had $64,909 and $187,409, respectively, in accounts payable owed to Pavillion. On June 1, 2018, effective June 30, 2018, the Company terminated the agreement in accordance with its terms and no further compensation was derived by Pavillion.

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

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At December 31, 2018 and 2017, the outstanding accrued marketing obligation is $179,352 and $141,560, respectively (see Note 5).

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

In connection with the March 3, 2017 asset purchase agreement, the CEO of U.S. Stem Cell, Inc. has been retained as CEO of American Stem Cell Centers of Excellence, which is owned by General American Capital Partners (GACP), to help with scientific and successful operational deployment of clinics.

Index

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of September 30, 2018 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. As of December 31, 2018 and 2017, GACP owns 4,021,945 shares of the Company’s common stock.

Item 14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

We engaged RBSM LLP ("RBSM") as our independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2018 commencing April 23, 2018. Prior to the engagement of RBSM, Fiondella, Milone, LaSaracina LLP (FML) served as our independent registered public accounting firm.

Aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firms are as follows:

Types of Fees	2018	2017
Audit Fees (1)	$95,500	$135,500
Audit Related Fees	$—	$-
Tax Fees	$5,300	$5,300
All Other Fees	—	—

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

Index

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

(a)(3) Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt

Index

10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19(16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20(16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23(18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24(18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25(18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26(20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017
14.1(2)	Code of Business Conduct and Ethics
21.0*	Subsidiary List
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
March 13, 2019

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

March 13, 2019

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

SIGNATURE	TITLE	DATE

/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	March 13, 2019
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	March 13, 2019
Mike Tomas

/s/ Mark P. Borman	Director	March 13, 2019
Mark Borman

/s/ Kristin Comella	Director	March 13, 2019
Kristin Comella

/s/ Sheldon Anderson	Director	March 13, 2019
Sheldon Anderson

/s/ Greg Knutson	Director	March 13, 2019
Greg Knutson

Index

FORM 10-K—ITEM 8

U.S. STEM CELL, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of U.S Stem Cell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of U.S Stem Cell, Inc. (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ equity, and cash flow for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.  The balance sheet as of December 31, 2017, and the related statement of operations, changes in stockholders’ deficit and cash flow for the year ended December 31, 2017 and the related notes were audited by another accounting firm.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of US Stem Cell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of US Stem Cell, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years in the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina LLP

We had served as the Company’s auditor since 2012.

Glastonbury, CT
April 16, 2018

Index

U.S. STEM CELL, INC.
BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,357,146	$986,799
Accounts receivable, net	18,035	42,959
Inventory	93,215	70,364
Prepaid and other	38,128	3,128
Total current assets	1,506,524	1,103,250

Property and equipment, net	242,615	449,747

Other assets
Investments	57,790	34,926
Deposits	10,160	10,160

Total assets	$1,817,089	$1,598,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $75,714 and $201,973 to related parties, respectively	$1,182,730	$1,378,124
Accrued expenses	1,155,792	929,119
Advances, related party	234,901	104,901
Deferred revenue	293,665	211,042
Deferred gain on sale of equipment	128,845	128,845
Deposits	465,286	465,286
Notes payable, related party	1,993,104	1,901,526
Notes and capital leases payable, net of debt discount of $62,240 and $61,729, respectively	462,330	1,344,594
Total current liabilities	5,916,653	6,463,437

Long term debt:
Deferred revenue	65,500	68,500
Deferred gain on sale of equipment	21,474	150,320
Long term deposits	100,000	100,000
Promissory note, long term portion, net of debt discount of $99,183 and $169,072, respectively	1,298,579	1,228,690
Notes and capital lease payable, long term portion, net of debt discount of $12,413 and $33,138, respectively	1,297,093	687,453
Total long term debt	2,782,646	2,234,963

Total liabilities	8,699,299	8,698,400

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of December 31, 2018 and 2017	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 378,076,976 and 342,113,098 shares issued and outstanding as of December 31, 2018 and 2017, respectively	378,077	342,113
Additional paid in capital	122,528,391	120,185,821
Accumulated deficit	(129,788,678)	(127,628,251)
Total stockholders' deficit	(6,882,210)	(7,100,317)

Total liabilities and stockholders' deficit	$1,817,089	$1,598,083

See the accompanying notes to these financial statements

Index

U.S. STEM CELL, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
Revenue:
Products	$1,664,016	$2,126,436
Services	5,036,872	3,394,101
Total revenue	6,700,888	5,520,537

Cost of sales	2,110,532	1,885,371

Gross profit	4,590,356	3,635,166

Cost and operating expenses:
Research and development	5,439	6,644
Marketing, general and administrative	5,682,296	4,426,632
Depreciation and amortization	524	6,571
Total operating expenses	5,688,259	4,439,847

Loss from operations	(1,097,903)	(804,681)

Other income (expenses):
Gain (loss) on settlement of debt	5,625	(126,457)
Gain on sale of equipment	128,845	107,371
Loss on change of fair value of derivative liability	-	(1,891,205)
Income from equity investment	247,813	192,383
Loss on litigation settlement	-	(316,800)
Interest expense	(1,444,807)	(642,102)
Total other income (expenses)	(1,062,524)	(2,676,810)

Net loss before income taxes	(2,160,427)	(3,481,491)

Income taxes (benefit)	-	-

NET LOSS	$(2,160,427)	$(3,481,491)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	365,636,453	309,009,904

See the accompanying notes to these financial statements

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31,2018

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2017	20,000,000	$20,000	127,012,740	$127,013	$115,981,103	$(124,146,760)	$(8,018,644)
Common stock issued in settlement of accounts payable and accrued interest	-	-	14,058,588	14,058	659,087	-	673,145
Common stock issued in connection with settlement of other debt	-	-	164,270,878	164,271	2,081,013	-	2,245,284
Common stock issued in settlement of note payable, related party	-	-	1,748,947	1,749	56,852	-	58,601
Common stock issued upon conversion of preferred stock	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-
Common stock issued in settlement of litigation	-	-	11,000,000	11,000	305,800	-	316,800
Proceeds from issuance of common stock	-	-	4,021,945	4,022	270,978	-	275,000
Reclassify derivative liability to equity upon payoff of notes payable	-	-	-	-	185,505	-	185,505
Stock based compensation	-	-	-	-	645,483	-	645,483
Net loss	-	-	-	-	-	(3,481,491)	(3,481,491)
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$(127,628,251)	$(7,100,317)

See the accompanying notes to these financial statements

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31,2018

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable and accrued interest	-	-	15,220,378	15,220	563,259	-	578,479
Common stock issued for services	-	-	10,866,274	10,866	439,065	-	449,931
Common stock issued for expenses incurred, related party	-	-	526,918	527	13,995	-	14,522
Fair value of warrants issued for compensation	-	-	-	-	24,986	-	24,986
Proceeds from issuance of common stock	-	-	9,350,508	9,351	358,349	-	367,700
Related party contribution to equity investment	-	-	-	-	189,909	-	189,909
Stock based compensation	-	-	-	-	753,007	-	753,007
Net loss	-	-	-	-	-	(2,160,427)	(2,160,427)
Balance, December 31, 2018	-	$-	378,077,176	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)

See the accompanying notes to these financial statements

Index

U.S. STEM CELL, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,160,427)	$(3,481,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,132	178,745
Bad debt (recoveries)	62,207	16,740
Amortization of discount on debt	195,967	126,436
Change in fair value of derivative liability	-	1,891,205
(Gain) loss on settlement of debt	(5,625)	126,457
Gain on sale of equipment	(128,845)	(107,371)
Common stock issued as payment of expenses, related party	14,522	-
Common stock issued in settlement of litigation	-	316,800
Income on equity investments	(247,813)	(192,383)
Related party notes payable issued for services rendered	800,000	800,000
Stock based compensation	1,227,924	645,483
Changes in operating assets and liabilities:
Receivables	(37,283)	(43,674)
Inventory	(22,851)	(28,146)
Prepaid and other current assets	(35,000)	(3,128)
Accounts payable	426,263	469,220
Accrued expenses	226,673	435,390
Deferred revenue	79,623	81,110
Net cash provided by operating activities	602,467	1,231,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	311,700	225,000
Proceeds from sale of property and equipment	-	400,000
Proceeds from long term deposits	-	100,000
Acquisition of property and equipment	-	(1,162)
Net cash provided by investing activities	311,700	723,838

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	220,211	154,785
Proceeds from sale of common stock	367,700	275,000
Proceeds from related party advance	130,000	-
Equity contribution by related party	103,159	-
Repayments of related party notes	(708,422)	(1,138,759)
Repayments of notes payable	(656,468)	(530,178)
Net cash used in financing activities	(543,820)	(1,239,152)

Net increase in cash and cash equivalents	370,347	716,079

Cash and cash equivalents, beginning of period	986,799	270,720
Cash and cash equivalents, end of period	$1,357,146	$986,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,114,693	$255,874
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$111,972
Common stock issued in settlement of accounts payable	$578,479	$673,145
Common stock issued in settlement of note, related party	$-	$58,601
Common stock issued or issuable in settlement of litigation	$-	$316,800
Sale and leaseback of equipment	$-	$619,825
Reclassify derivative liability to equity	$-	$185,505
Equity contributed to investment by related party	$189,909	$-

See the accompanying notes to these financial statements

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Revenue Recognition

In 2017 and prior, the Company recognized revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

At December 31, 2018 and 2017, the Company had deferred revenues of $359,165 and $279,542, respectively, which includes $68,500 and $71,500, respectively, to the Intellectual Property Licensing Agreement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, stock-based compensation, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2018 and 2017, allowance for doubtful accounts was $30,808 and $12,298, respectively.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during 2018 and 2017.

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

The computation of basic and diluted income (loss) per share as of December 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2018	2017
Options to purchase common stock	112,970,693	71,630,763
Warrants to purchase common stock	1,114,019	133,591
Totals	114,084,712	71,764,354

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, four customers represented 41%, 10%,16% and 10%, respectively, representing an aggregate of 77% of the Company’s accounts receivable. As of December 31, 2017, three customers represented 27% 15% and 13% respectively, representing an aggregate of 55% of the Company’s accounts receivable.

For the year ended December 31, 2018, the Company’s revenues earned from the sale of products and services to one customer, a related party, were $734,966, which represented 11% of the Company’s revenues. For the year ended December 31, 2017, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $5,439 and $6,644 for the year ended December 31, 2018 and 2017, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

At March 8, 2017 and prior, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. At December 31, 2018 and 2017, all notes and warrants that contained derivative instruments were converted, settled or paid off and thus there were no outstanding convertible notes or warrants with these features (See Note 6 and Note 8).

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

Recent Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard will have a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, the Company will recognize additional operating lease liabilities, net of deferred rent, of approximately $56,734 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company expects to recognize corresponding ROU assets of approximately $56,734.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in the Company’s first quarterly report in 2019.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2018, the Company incurred net losses of $2,160,427 and as of December 31, 2018 has a working capital deficit (current assets less current liabilities) of $4,410,129. These factors among others raise substantial doubts about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2018 and 2017 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2019 and beyond as it develops its business model. The Company has stockholders’ deficiencies at December 31, 2018 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 33% member interest ownership and is accounted for using the equity method of accounting. The Company’s 33% income earned by U.S. Stem Cell Clinic, LLC member interests was $172,995 and $192,383 for the year ended December 31, 2018 and 2017, respectively (inception to date income of $548,206) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the year ended December 31, 2018 and 2017, the Company received distributions totaling $199,000 and $225,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $599,000).  The carrying value of the investment at December 31, 2018 and 2017 is $8,921 and $34,926, respectively.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

At December 31, 2018 and 2017, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $0 and $8,449 respectively; revenues earned from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2018 and 2017 were $734,966 and $540,023, respectively.

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

The carrying value was $0 at December 31, 2017. For the year ended December 31, 2018, the Company’s 33% income earned by Regenerative Wellness Clinic, LLC member interests was $70,787 reported, after effects of 2017 loss, of $9,695. In addition, during the year ended December 31, 2018, the Company received distributions totaling $49,000 from Regenerative Wellness Clinic, LLC. The carrying value of the investment at December 31, 2018 and 2017 is $21,787 and $0, respectively.

At December 31, 2018 and 2017, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0 and $15,115, respectively; revenues earned from sales to Regenerative Wellness Clinic, LLC for the year ended December 31, 2018 and 2017 was $198,294 and $22,771, respectively.

An affiliate of one of the Company’s officers is an investor in the Regenerative Wellness Clinic, LLC.

U.S. Stem Cell of the Villages LLC

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51% member interest in the LLC and the Company holds a 49% member interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the LLC gross revenues.

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company was credited with investment equity of $86,750 from Greg Knutson, the holder of the 51% member interest. The Company then recorded the investment equity as contributed capital by the Company. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interests was $4,031 for year ended December 31, 2018. In addition, during the year ended December 31, 2018, the Company received distributions totaling $63,700 from U.S. Stem Cell of the Villages LLC. The carrying value was $27,081 at December 31, 2018.

At December 31, 2018, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0; revenues earned from sales to U.S. Stem Cell of the Villages LLC  for the year ended December 31, 2018 was $197,716.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Property and equipment as of December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(925,207)	(718,075)
	$242,615	$449,747

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

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $383,559 as of December 31, 2018 and $624,602, less accumulated depreciation of $174,120 December 31, 2017, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the year ended December 31, 2018 and 2017, the Company recognized $128,845 and $107,371, as the gain on sale of equipment, respectively.  As of December 31, 2018 and 2017, deferred gain on sale of equipment was $150,319 and $279,165, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $207,132 and $178,745 of which $206,608 and $172,174 were included in cost of sales for the year ended December 31, 2018 and 2017, respectively.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$347,235	$248,746
Interest payable on notes payable-related party (See Note 7)	482,784	381,667
Vendor accruals and other	146,420	146,421
Marketing obligation	179,353	141,560
Employee commissions, compensation, etc.	-	10,725
	$1,155,792	$929,119

During the year ended December 31, 2018, the Company issued an aggregate of 15,220,378 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $43,180 net gain in settlement of debt.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of December 31, 2018 and 2017:

	2018	2017
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	444,000	584,000
Power Up Lending Group notes payable	145,486	94,448
Lab and medical equipment capitalized leases	264,590	468,465
Total notes payable	1,834,076	2,126,913
Less unamortized debt discount	(74,653)	(94,866)
Total notes payable net of unamortized debt discount	1,759,423	2,032,047
Less current portion	(462,330)	(1,344,594)
Long term portion	$1,297,093	$687,453

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For years ended December 31, 2018 and 2017, the Company amortized $28,322 and $10,176 of debt discounts to current period operations as interest expense. The unamortized debt discount at December 31, 2018 is $31,201.

PowerUp Lending Group, Ltd

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On November 8, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $93,809 along with cancellation of the previous revenue based factoring agreement issued in May 2018.  In connection with the cancellation of the January 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $37,604 in 2018.

The remaining principle balance of the PowerUp Lending Group promissory note payable at December 31, 2018 is $145,486, net of unamortized discount of $43,452.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following summarizes the assets under capital leases:

	2018	2017
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(383,559)	(174,120)
	$241,043	$450,482

The following summarizes the current and long-term portion of capital leases:

	2018	2017
Current leases payable	$225,084	$203,875
Long-term leases payable	39,506	264,590
Total	$264,590	$468,465

The following summarizes total future minimum lease payments at December 31, 2018:

Period ending December 31,
2019	241,396
2020	60,000
Total minimum lease payments	301,396
Amount representing interest	(36,806)
Present value of minimum lease payments	264,590
Current portion of capital lease obligations	225,084
Capital lease obligation, less current portion	$39,506

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the years ended December 31, 2018 and 2017, the Company amortized $69,889 and $71,450 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at December 31, 2018 is $99,184.

As of December 31, 2018, the remaining principle due was $1,397,762.

NOTE 7 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2018 and 2017, the Company’s officers and directors have provided advances in the aggregate of $234,901 and $104,901 respectively, for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

On October 19, 2018, the Company issued 164,523 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195 due October 1, 2016 per the forbearance agreement.

As of December 31, 2018 and 2017, the principal of this note was $262,000.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Officer and Director Notes

	2018	2017
Note payable, Mr. Tomas	$-	$101,729
Note payable, Mr. Tomas	-	500,000
Note payable, Mr. Tomas	483,293	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Dr. Comella	147,711	237,797
Note payable, Dr. Comella	300,000	300,000
Note payable, Dr. Comella	300,000	-
Total	$1,731,004	$1,639,526

Note payable, Ms. Murphy

At December 31, 2016, the Company has outstanding promissory note payable of $50,000 due to Beverly Murphy with interest at 7% per annum due at maturity at October 15, 2015.

On March 29, 2017, the Company issued 1,748,947 shares of common stock in settlement of $50,000 of outstanding notes payable and $8,601 of accrued interest to Ms. Murphy.

Notes payable, Mr. Tomas

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the year ended December 31, 2018 and 2017, the Company paid off $101,729 and $398,271 the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $0 and $101,729, respectively.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the year ended December 31, 2018, the Company paid off $500,000 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $0 and $500,000, respectively.

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2018, the Company paid off $16,707 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $483,293 and $500,000, respectively.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of December 31, 2018 is $500,000.

At December 31, 2018 and 2017, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $340,009 and $282,701, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the year ended December 31, 2018 and 2017, the Company paid off $90,086 and $62,203 of the outstanding promissory note, respectively. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $147,711 and $237,797, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2018 and 2017 is $300,000.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of December 31, 2018 is $300,000.

At December 31, 2018 and 2017, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $102,974 and $67,884, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the year ended December 31, 2018 and 2017, the Company has incurred $120,000 and $120,000 of expense under the agreement, respectively. As of December 31, 2018 and 2017, the Company had $64,909 and $187,409, respectively, in accounts payable owed to Pavillion. On June 1, 2018, effective June 30, 2018, the Company terminated the agreement in accordance with its terms and no further compensation was derived by Pavillion.

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

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At December 31, 2018 and 2017, the outstanding accrued marketing obligation is $179,353 and $141,560, respectively (see Note 5).

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

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of September 30, 2018 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. As of December 31, 2018 and 2017, GACP owns 4,021,945 shares of the Company’s common stock.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company recorded a gain on change in derivative liabilities of $24 during the year ended December 31, 2017.

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

DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2013, the Company issued an aggregate of 20,000,000 shares of Series A Convertible Preferred Stock for principle payment and settlement of forbearance (See Note 7).

On March 6, 2017, the Company issued 20,000,000 shares of its common stock upon conversion of the outstanding 20,000,000 shares of Series A Convertible Preferred stock (see Note 7).

Common stock

During the year ended December 31, 2018, the Company issued an aggregate of 15,055,855 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $43,180 net gain in settlement of debt.

On October 19, 2018, the Company issued 164,523 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195 due October 1, 2016 per the forbearance agreement.

During the year ended December 31, 2018, the Company issued an aggregate of 10,866,274 shares of its common stock for services.

During the year ended December 31, 2018, the Company issued an aggregate of 9,350,508 shares of its common stock for $367,700.

During the year ended December 31, 2018, the Company issued 526,818 shares of its common stock as reimbursement for expenses incurred by a member of the Company’s board of directors.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Stock Options

On April 1, 2013, the Board of Directors approved, subject to subsequently received shareholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan” (replacing the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan). The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of shareholders, the majority of shareholders approved the 2013 Omnibus Equity Compensation Plan. On November 2, 2015, the Board of Directors approved the increase of the reserve under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance, effective September 16, 2016, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective April 21, 2017, approved an addition of twenty five million (25,000,000) shares of common stock to the reserve, effective August 7, 2017, approved an addition of thirty million (30,000,000) shares of common stock to the reserve and effective May 7, 2018, approved an addition of one hundred million (100,000,000) shares of common stock to reserve.

A summary of options at December 31, 2018 and activity during the two years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at January 1, 2017	23,555,777	$0.03	9.7
Granted	48,075,000	$0.025	10.0
Exercised	-
Forfeited/Expired	(14)	$0.15
Options outstanding at December 31, 2017	71,630,763	$0.0280	9.2
Granted	41,340,000	$0.0458	10.0
Exercised	—
Forfeited/Expired	(70)	$2,625.080
Options outstanding at December 31, 2018	112,970,693	$0.03294	8.7
Options exercisable at December 31, 2018	43,089,443	$0.02776	8.4
Available for grant at December 31, 2018	75,068,070

The following information applies to options outstanding and exercisable at December 31, 2018:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	8.11	$0.0043	4,050,000	$0.0043
0.0196	22,850,000	7.72	0.0196	15,350,000	0.0196
0.02511	9,000,000	9.93	0.02511	9,000,000	0.02511
0.02576	2,340,000	9.61	0.02576	-	0.02576
0.03626	31,865,000	8.61	0.03626	14,060,000	0.03626
0.03680	10,000	8.61	0.03680	2,500	0.03680
0.0536	30,000,000	9.36	0.0536	-	0.0536
0.15402	705,363	6.75	0.15402	626,613	0.15402
19.32	150	5.85	19.32	150	19.32
70.00	100	2.66	70.00	100	70.00
210.00	40	2.62	210.00	40	210.00
680.00	40	1.11	680.00	40	680.00
Total	112,970,693	8.67	$0.03294	43,089,443	$0.02776

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The aggregate intrinsic value of the issued and exercisable options of $189,540 and $47,385, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.016 as of December 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

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

On December 3, 2018, the Company granted an aggregate 9,000,000 options to purchase the Company’s common stock at $0.02511 per share to board members, vesting immediately exercisable over 10 years. The aggregate fair value of $195,722, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 215.29% and Risk free rate: 2.83%.

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

The fair value of all options vesting during the years ended December 31, 2018 and 2017 of $753,007 and $645,483, respectively, was charged to current period operations.

As of December 31, 2018, the Company had approximately $1,973,194 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.64 years.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Warrants

A summary of common stock purchase warrants at December 31, 2018 and activity during the two years ended December 31, 2018 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	139,145	$173.03	5.5
Issued	-
Exercised	-	$-
Expired	(5,554)	$1,297.98
Outstanding at December 31, 2017	133,591	$126.26	4.7
Issued	1,000,000	$0.02713	10.0
Exercised	-
Expired	(19,572)	$24.46
Outstanding at December 31, 2018	1,114,019	$14.735	9.1
Exercisable at December 31, 2018	112,474	$40.07	4.3

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2018:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 – 20.00	1,086,536	9.2	$1.267	86,536	$15.59
$20.01 – 30.00	19,543	5.2	$25.06	19,543	$25.06
$40.01 - 50.00	2,253	3.8	$48.83	2,253	$48.83
$50.01 –60.00	543	2.6	$60.00	543	$60.00
> $60.00	$5,144	2.8	$2,800.69	3,599	$701.78
	1,114,019	9.1	$14.74	$112,474	$40.070

On August 27, 2018, the Company issued 1,000,000 warrants to purchase the Company’s common stock at $0.02713 per share for services rendered, vesting 6 months from issuance and exercisable over 10 years. The aggregate fair value of $24,986, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.01% and Risk free rate: 2.85%.

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.016 as of December 31, 2018, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 4, 2016, the Company amended its facility lease to extend the term of the lease until August 31, 2019. Approximate annual future minimum lease obligations under non-cancelable operating lease agreements as of December 31, 2018 are as follows:

Period ending December 31,
2019	58,448

Employment agreements

On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Mike Tomas, Chief Executive Officer, from $625,000 to $750,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of May 7, 2018. The cash bonus may be paid in the form a six month promissory note bearing interest at 5% per annum.  On August 7, 2017, the Company’s Board of Directors approved the 2017/2018 salary for Mike Tomas, Chief Executive Officer, from $500,000 to $625,000 per year beginning July 1, 2017 and a cash bonus of $500,000 that will accrue interest at 5% per annum until paid.  In addition, the Company granted Mr. Tomas 15,000,000 options to acquire the Company’s stock with an exercise price of $0.03626, vesting over four years on the anniversary and expiring ten years from the date of issuance.

On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Kristin Comella, Chief Scientific Officer, from $325,000 to $400,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors approved a bonus of $300,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four year vesting and a cashless exercise provision at an exercise price equal to the five day average closing price of the Company’s common stock as of May 7, 2018. The cash bonus may be paid in the form a six month promissory note. On August 7, 2017, the Company’s Board of Directors approved the 2017/2018 salary for Kristin Comella, Chief Scientific Officer, from $250,000 to $325,000 per year and a cash bonus of $300,000 that will accrue interest at 5% per annum until paid.  In addition, the Company granted Ms. Comella 7,500,000 options to acquire the Company’s stock with an exercise price of $0.03626, vesting over four years on the anniversary and expiring ten years from the date of issuance.

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of December 31, 2018 and 2017 was $68,500 and $71,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at December 31, 2018 and 2017.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company has retained counsel to defend in this action. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

NOTE 11 — FAIR VALUE MEASUREMENT

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018 and 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018:

	Warrant Liability	Debt Derivative
Balance, January 1, 2017	$24	$297,132
Total (gains) losses
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(2,188,361)
Mark-to-market at December 31, 2017:	(24)	1,891,229
Balance, December 31, 2017	-	-
Total (gains) losses
Transfers out of Level 3 upon conversion or payoff of notes payable	-	-
Mark-to-market at December 31, 2018:	-	-
Balance, December 31, 2018	$-	$-
Net gain (loss) for the period included in earnings relating to the liabilities held at December 31, 2018	$-	$-

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 12 — INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2018	2017
Income taxes using U.S. federal statutory rate	$(453,690)	$(1,183,707)
State income taxes, net of federal benefit	(22,280)	(748,740)
Return to Provision adjustments	-	-
Nontaxable Gain/Loss on Derivative Instrument	-	643,010
Change in Valuation Allowance	1,151,307	(13,387,737)
Other	(675,337)	2,185
Federal rate change – Tax Cuts and Jobs Act	-	14,674,989
	$-	$-

At December 31, 2018, the significant components of the deferred tax assets (liabilities) are summarized below:

	2018	2017
Deferred tax assets:
Stock Based Compensation	$3,902,930	$3,701,469
Deferred Compensation	415,469	415,469
Net Operating Losses	25,419,811	24,502,969
Other	262,662	229,730
Total deferred tax assets	30,000,872	28,849,637

Deferred tax liabilities:
Total deferred tax liabilities	-	-

Valuation allowance	30,000,872	28,849,637
Net deferred tax assets	$-	$–

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

As of December 31, 2018 and December 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $98.2 million and $96.7 million, respectively, which expire at various dates from 2019 through 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2018 and December 31, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $98.2 million and $96.7 million, respectively, which expire at various dates from 2019 through 2038.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code or might be eliminated.

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

NOTE 13 — SUBSEQUENT EVENTS

In January and February 2019, the Company issued an aggregate of 8,598,928 shares of common stock for services rendered

On January 29, 2019, through a reorganization of Member Interests of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively, we increased our holdings, without additional consideration, to a 49.9 percent Member Interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively.