Form 10-Q
period 2019-03-31
U.S. Stem Cell, Inc.
filed 2019-05-07
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	USRM	OTC

As of May 7, 2019, there were 393,694,820 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS
March 31, 2019 AND December 31, 2018

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$749,399	$1,357,146
Accounts receivable, net	64,238	18,035
Inventory	70,906	93,215
Prepaid and other	38,128	38,128
Total current assets	922,671	1,506,524

Property and equipment, net	190,963	242,615

Right to use assets	35,812

Other assets
Investments	93,149	57,790
Deposits	10,160	10,160

Total assets	$1,252,755	$1,817,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $69,325 and $75,714 to related parties, respectively	$1,130,651	$1,182,730
Accrued expenses	1,152,587	1,155,792
Advances, related party	324,901	234,901
Deferred revenue	313,566	293,665
Deferred gain on sale of equipment	118,108	128,845
Deposits	565,286	465,286
Notes payable, related party	1,724,236	1,993,104
Notes and capital leases payable, net of debt discount of $53,067 and $62,240, respectively	383,695	462,330
Lease liability	35,812	-
Total current liabilities	5,748,842	5,916,653

Long term debt:
Deferred revenue	64,750	65,500
Deferred gain on sale of equipment	-	21,474
Long term deposits	-	100,000
Promissory note, long term portion, net of debt discount of $81,951 and $99,183, respectively	1,315,811	1,298,579
Notes and capital lease payable, long term portion, net of debt discount of $9,012 and $12,413, respectively	1,218,988	1,297,093
Total long term debt	2,599,549	2,782,646

Total liabilities	8,348,391	8,699,299

Commitments and Contingencies:	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 389,675,905 and 378,076,976 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	389,676	378,077
Additional paid in capital	122,976,584	122,528,391
Accumulated deficit	(130,461,896)	(129,788,678)
Total stockholders' deficit	(7,095,636)	(6,882,210)

Total liabilities and stockholders' deficit	$1,252,755	$1,817,089

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Products	$116,700	$714,906
Services	1,148,778	998,023
Management fees-related party	43,332	-
Total revenue	1,308,810	1,712,929

Cost of sales	522,099	503,838

Gross profit	786,711	1,209,091

Cost and operating expenses:
Research and development	420	1,337
Marketing, general and administrative	1,185,392	1,216,526
Depreciation and amortization	-	524
Total operating expenses	1,185,812	1,218,387

Loss from operations	(399,101)	(9,296)

Other income (expenses):
Loss on settlement of debt	(12,960)	(15,059)
Gain on sale of equipment	32,211	32,211
Miscellaneous income	69	-
Income from equity investment	100,944	95,342
Interest expense	(394,381)	(242,357)
Total other income (expenses)	(274,117)	(129,863)

Net loss before income taxes	(673,218)	(139,159)

Income taxes (benefit)	-	-

NET LOSS	$(673,218)	$(139,159)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	384,669,889	352,977,458

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2019

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	378,076,976	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)
Common stock issued in settlement of accounts payable	-	-	8,098,929	8,099	180,862	-	188,961
Common stock issued for services	-	-	3,500,000	3,500	82,850	-	86,350
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock based compensation	-	-	-	-	169,216	-	169,216
Net loss	-	-	-	-	-	(673,218)	(673,218)
Balance, March 31, 2019 (unaudited)	-	$-	389,675,905	$389,676	$122,976,584	$(130,461,896)	$(7,095,636)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$-	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable	-	-	3,817,783	3,818	143,895	-	-	147,713
Common stock issued for services	-	-	4,366,274	4,366	237,265	-	-	241,631
Proceeds from issuance of common stock	-	-	8,428,858	8,429	314,571	-	-	323,000
Common stock subscription	-	-	-	-	-	44,700	-	44,700
Stock based compensation	-	-	-	-	82,555	-	-	82,555
Net loss	-	-	-	-	-	-	(139,159)	(139,159)
Balance, March 31, 2018 (unaudited)	-	$-	358,726,013	$358,726	$120,964,107	$44,700	$(127,767,410)	$(6,399,877)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(673,218)	$(139,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,652	52,176
Bad debt (recoveries)	21,304	9,188
Amortization of discount on debt	29,809	69,974
Loss on settlement of debt	12,960	15,059
Gain on sale of equipment	(32,211)	(32,211)
Income on equity investments	(100,944)	(95,342)
Stock based compensation	255,566	324,186
Changes in operating assets and liabilities:
Receivables	(67,507)	(42,111)
Inventory	22,309	(6,320)
Deposits	-	103,159
Prepaid and other current assets	-	(25,000)
Accounts payable	123,922	188,198
Accrued expenses	(3,205)	99,941
Deferred revenue	19,151	166,913
Net cash (used in) provided by operating activities	(340,412)	688,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from equity investments	80,850	45,000
Net cash provided by investing activities	80,850	45,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	47,907
Proceeds from sale of common stock	-	323,000
Net proceeds from common stock subscriptions	-	44,700
Proceeds from related party advances	90,000	-
Repayments of related party notes	(268,868)	(258,469)
Repayments of notes payable	(169,317)	(159,560)
Net cash used in financing activities	(348,185)	(2,422)

Net (decrease) increase in cash and cash equivalents	(607,747)	731,229

Cash and cash equivalents, beginning of period	1,357,146	986,799
Cash and cash equivalents, end of period	$749,399	$1,718,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$324,782	$132,036
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$147,713
Equity contributed to investment	$15,265	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The unaudited condensed financial statements should be read in conjunction with the December 31, 2018 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August, 1999. The Company is in the sector of the cell technology industry delivering cell therapies and biologics that help address a variety of injuries and diseases such as osteoarthritis, heart failure, lower limb ischemia, neurological conditions, autoimmune diseases and other issues. The primary business includes the development of proprietary cell therapy procedure and products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement related to the segment of the Company business involving collecting, growing and banking cell cultures and treatment kits for humans and animals, and the operation of a cell therapy clinic. To date, the Company has not generated significant sales revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

MARCH 31, 2019

(unaudited)

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

At March 31, 2019 and December 31, 2018, the Company had deferred revenues of $313,566 and $293,665, respectively, which includes $67,750 and $68,500, respectively, to the Intellectual Property Licensing Agreement.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2019 and December 31, 2018, allowance for doubtful accounts was $21,304 and $30,808, respectively.

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

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 49.9 percent member interest ownerships of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC respectively and its 49 percent member interest ownership of U.S. Stem Cell Clinic of the Villages utilizing the equity method of accounting (See Note 3).

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The computation of basic and diluted income (loss) per share as of March 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2019	March 31, 2018
Options to purchase common stock	112,970,670	71,630,763
Warrants to purchase common stock	1,114,019	125,591
Totals	114,084,689	71,756,354

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of March 31, 2019, two customers represented 15% and 49%, respectively, representing an aggregate of 64% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 10%, 16% and 10% respectively, representing an aggregate of 77% of the Company’s accounts receivable.

For the three months ended March 31, 2019, the Company’s revenues earned from sale of products and services were $1,308,810, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 10%.  For the three months ended March 31, 2018, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $420 and $1,337 for the three months ended March 31, 2019 and 2018, respectively.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

Deposits

Deposits are comprised of the following:

On March 3, 2017, the Company entered into a customer purchase agreement with General American Capital Partners (GACP), whereby the Company agreed to sell, for $50,000, the first 5,000 customers of the cell banking business after the effective date of the equipment sale/leaseback agreement with rights to purchase additional customers at a price of $20 per customer.  There is no reduction in the selling price should the new customers be fewer than 5,000.  The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction (See Notes 4 and 8).

On March 3, 2017, the Company entered into an asset purchase agreement of intellectual property with GACP whereby the Company agreed to sell all of the Company’s worldwide rights, title or interest in certain intellectual and other property (as defined) associated with the cell banking business for $50,000. The effective date of the sale is upon the expiry or early termination of the related equipment lease transaction (See Notes 4 and 8).

Adoption of Accounting Standards

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

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $57,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $57,000.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company changed to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 5.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2019, the Company incurred net losses of $673,218 and has a working capital deficit (current liabilities in excess of current assets) of $4,826,171. These factors among others raise substantial doubts about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in the past has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, but expects these conditions to improve in 2019 and beyond as it develops its business model. The Company has stockholders’ deficiencies at March 31, 2019 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 49.9% (33.3% in 2018) member interest ownership and is accounted for using the equity method of accounting. The Company’s 49.9% (33.3% in 2018) income earned by U.S. Stem Cell Clinic, LLC member interests was $72,672 and $85,647 for the three months ended March 31, 2019 and 2018, respectively (inception to date income of $620,878) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the three months ended March 31, 2019 and 2018, the Company received distributions totaling $49,900 and $45,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $648,900).  The carrying value of the investment at March 31, 2019 and December 31, 2018 is $36,128 and $8,921, respectively.

At March 31, 2019 and December 31, 2018, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $0; revenues earned from sales to U.S. Stem Clinic, LLC for the three months ended March 31, 2019 and 2018 were $131,877 and $167,649, respectively.

In January 2019, a member of in U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 49.9% (33.3% in 2018) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s 49.9% (33.3% in 2018) income earned by Regenerative Wellness Clinic, LLC member interests was $37,915 and $22,460 for the three months ended March 31, 2019 and 2018, respectively (inception to date income of $81,617) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the three months ended March 31, 2019 and 2018, the Company received distributions totaling $30,950 and $0 from Regenerative Wellness Clinic, LLC, respectively (inception to date of $30,950).  The carrying value of the investment at March 31, 2019 and December 31, 2018 is $39,583 and $21,787, respectively.

At March 31, 2019 and December 31, 2018, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $500 and $0, respectively; revenues earned from sales to Regenerative Wellness Clinic, LLC for the three months ended March 31, 2019 and 2018 was $39,611 and $39,534, respectively.

In January 2019, a member of in Regenerative Wellness Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $10,830.

An affiliate of one of the Company’s officers is an investor in the Regenerative Wellness Clinic, LLC.

U.S. Stem Cell of the Villages LLC

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed on January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51% member interest in the LLC and the Company holds a 49% member interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the LLC gross revenues.

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company was credited with investment equity of $86,750 from Greg Knutson, the holder of the 51% member interest. The Company then recorded the investment equity as contributed capital by the Company. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interests was $(9,643) for the three months ended March 31, 2019 (operations had not yet begun as of March 31, 2018). In addition, during the year ended December 31, 2018, the Company received distributions totaling $63,700 from U.S. Stem Cell of the Villages LLC. The carrying value was $17,438 and $27,081 at March 31, 2019 and December 31, 2018, respectively

At March 31, 2019 and December 31, 2018, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $42,332 and $0, respectively; revenues earned from sales to U.S. Stem Cell of the Villages LLC three months ended March 31, 2019 and 2018 was $91,201 and $22,585, respectively.

During the three months ended March 31, 2019, the Company received $43,332 management fees from U.S. Stem Cell of the Villages LLC.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Property and equipment as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(976,859)	(925,207)
	$190,963	$242,615

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

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $435,211 as of December 31, 2018 and $624,602, less accumulated depreciation of $383,559 December 31, 2018, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three months ended March 31, 2019 and 2018, the Company recognized $32,211 and $32,211, as the gain on sale of equipment, respectively.  As of March 31, 2019 and December 31, 2018, deferred gain on sale of equipment was $118,108 and $150,319, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $51,652 and $52,176 of which $51,652 and $51,652 were included in cost of sales for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 — RIGHT TO USE ASSETS AND LEASE LIABILITY

The Company leases its headquarters in Sunrise, Florida which consists of 4,860 square feet of space, which it leases at a current rent of approximately $82,620 per year. In September 2013, the Company amended its facility lease to extend the term until July 31, 2016. On February 4, 2016, the Company extended its facility lease to extend the term of the lease until August 31, 2019 at a monthly base rent of $7,306 plus a pro rata share of landlord’s operating expenses.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. In determining the length of the lease term to its long term lease, the Company determined there was not an option to extend the lease. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $274,180. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $56,734 and lease liability of $56,734.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Right to use assets is summarized below:

March 31, 2019
Sunrise Facility	$274,180
Less accumulated depreciation	(238,368)
Right to use assets, net	$35,812

During the three months ended March 31, 2019, the Company recorded $36,982 as lease expense to current period operations.

Lease liability is summarized below:

March 31, 2019
Los Angeles, Suite 740	$274,180
Less accumulated depreciation	(238,368)
Right to use assets, net	35,812
Less: short term portion	(35,812)
Long term portion	$-

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2019	$36,531
Less: Present value discount	(719)
Lease liability	$35,812

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$36,531
Variable lease expense	451
$36,982

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$373,713	$347,235
Interest payable on notes payable-related party (See Note 8)	508,648	482,784
Vendor accruals and other	146,420	146,420
Marketing obligation	86,046	179,353
Employee commissions, compensation, etc.	37,760	-
	$1,152,587	$1,155,792

During the three months ended March 31, 2019, the Company issued an aggregate of 8,598,928 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $12,960 net loss in settlement of debt.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 7 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	408,000	444,000
Power Up Lending Group notes payable	66,362	145,476
Lab and medical equipment capitalized leases	210,400	264,590
Total notes payable	1,664,762	1,834,076
Less unamortized debt discount	(62,079)	(74,653)
Total notes payable net of unamortized debt discount	1,602,683	1,759,423
Less current portion	(383,695)	(462,330)
Long term portion	$1,218,988	$1,297,093

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain shareholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2019 to extend the maturity date to May 18, 2020.

Hunton & Williams Notes

At December 31, 2016, the Company had two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar Biotech Group, LLC (or successor) Loan is paid off.

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For three months ended March 31, 2019 and 2018, the Company amortized $5,264 and $7,077 of debt discounts to current period operations as interest expense. The unamortized debt discount at March 31, 2019 is $25,938.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

PowerUp Lending Group, Ltd

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

The remaining principle balance of the PowerUp Lending Group promissory note payable at March 31, 2019 and December 31, 2018 is $66,362 and $145,486, net of unamortized discount of $36,142 and $43,452, respectively.

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

The following summarizes the assets under capital leases:

	March 31, 2019	December 31, 2018
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(435,211)	(383,559)
	$189,391	$241,043

The following summarizes the current and long-term portion of capital leases:

	March 31, 2019	December 31, 2018
Current leases payable	$210,400	$225,084
Long-term leases payable	-	39,506
Total	$210,400	$264,590

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The following summarizes total future minimum lease payments at December 31, 2018:

Period ending,
Year ended December 31, 2019	181,047
Year ended December 31, 2020	40,000
Total minimum lease payments	221,047
Amount representing interest	(10,647)
Present value of minimum lease payments	210,400
Current portion of capital lease obligations	210,400
Capital lease obligation, less current portion	$-

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2019 and 2018, the Company amortized $17,233 and $17,233 of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at March 31, 2019 is $81,951.

As of March 31, 2019, the remaining principle due was $1,397,762.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2019 and December 31, 2018, the Company’s officers and directors have provided advances in the aggregate of $324,901 and $234,901 respectively, for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

MARCH 31, 2019

(unaudited)

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

As of March 31, 2019 and December 31, 2018, the principal of this note was $262,000.

Officer and Director Notes

	March 31, 2019	December 31, 2018
Note payable, Mr. Tomas	$179,256	$483,393
Note payable, Mr. Tomas	500,000	500,000
Note payable, Dr. Comella	182,980	147,711
Note payable, Dr. Comella	300,000	300,000
Note payable, Dr. Comella	300,000	300,000
Total	$1,462,236	$1,731,104

Notes payable, Mr. Tomas

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the three months ended March 31, 2019, the Company paid off $304,137 of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2019 and December 31, 2018 is $179,256 and $483,393, respectively.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of March 31, 2019 and December 31, 2018 is $500,000.

At March 31, 2019 and December 31, 2018, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $352,133 and $340,009, respectively, which is included in the accrued expenses on the balance sheet.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the three months ended March 31, 2019, the Company received $35,269 of previously paid balance of the outstanding promissory note. The principal outstanding balance of this note as of March 31, 2019 and December 31, 2018 is $182,980 and $147,711, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of March 31, 2019 and December 31, 2018 is $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of March 31, 2019 and December 31, 2018 is $300,000.

At March 31, 2019 and December 31, 2018, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $112,192 and $102,974, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the three months ended March 31, 2019 and 2018, the Company has incurred $0 and $30,000 of expense under the agreement, respectively. As of March 31, 2019 and December 31, 2018, the Company had $37,909 and $64,909, respectively, in accounts payable owed to Pavillion. On June 1, 2018, effective June 30, 2018, the Company terminated the agreement in accordance with its terms and no further compensation was derived by Pavillion.

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

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At March 31, 2019 and December 31, 2018, the outstanding accrued marketing obligation is $86,046 and $179,353, respectively (see Note 6).

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of March 31, 2019 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. As of March 31, 2019 and December 31, 2018, GACP owns 4,021,945 shares of the Company’s common stock.

NOTE 9 — STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2019, the Company issued an aggregate of 8,598,928 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $12,960 net loss in settlement of debt.

During the three months ended March 31, 2019, the Company issued 3,000,000 shares of its common stock for services.

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

A summary of options at March 31, 2019 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2018	112,970,693	$0.03294	8.7
Granted	—
Exercised	—
Forfeited/Expired	(23)	$0.15402
Options outstanding at March 31, 2019	112,970,670	$0.03294	8.4
Options exercisable at March 31, 2019	47,139,420	$0.02574	8.2
Available for grant at March 31, 2019	75,068,070

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The following information applies to options outstanding and exercisable at March 31, 2019:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	7.86	$0.0043	8,100,000	$0.0043
0.0196	22,850,000	7.48	0.0196	15,350,000	0.0196
0.02511	9,000,000	9.68	0.02511	9,000,000	0.02511
0.02576	2,340,000	9.36	0.02576	-	0.02576
0.03626	31,865,000	8.36	0.03626	14,060,000	0.03626
0.03680	10,000	8.36	0.03680	2,500	0.03680
0.0536	30,000,000	9.11	0.0536	-	0.0536
0.15402	705,340	6.50	0.15402	626,590	0.15402
19.32	150	5.60	19.32	150	19.32
70.00	100	2.42	70.00	100	70.00
210.00	40	2.37	210.00	40	210.00
680.00	40	0.87	680.00	40	680.00
Total	112,970,670	8.42	$0.03294	47,139,420	$0.02574

The aggregate intrinsic value of the issued and exercisable options of $322,055 and $168,485, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0215 as of March 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three months ended March 31, 2019 and 2018 of $169,216 and $82,555, respectively, was charged to current period operations.

As of March 31, 2019, the Company had approximately $1,803,978 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.52 years.

Warrants

A summary of common stock purchase warrants at March 31, 2019 and activity during the three months ended March 31, 2019 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,114,019	$14.735	9.1
Issued	-
Exercised	-
Expired	-
Outstanding at March 31, 2019	1,114,019	$14.735	8.9
Exercisable at March 31, 2019	1,112,474	$4.076	8.9

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The following information applies to common stock purchase warrants outstanding and exercisable at March 31, 2019:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 – 20.00	1,086,536	9.0	$1.267	1,086,536	$15.59
$20.01 – 30.00	19,543	4.9	$25.06	19,543	$25.06
$40.01 - 50.00	2,253	3.5	$48.83	2,253	$48.83
$50.01 –60.00	543	2.3	$60.00	543	$60.00
> $60.00	$5,144	2.5	$2,800.69	3,599	$701.78
	1,114,019	8.9	$14.74	$1,112,474	$4.076

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0215 as of March 31, 2019, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at March 31, 2019 and December 31, 2018.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2019 other than that described above.

SEC Investigation

On or about March 1, 2018, the U.S. Securities and Exchange Commission (“Commission”), Miami Regional Office (“Commission Staff”), served a subpoena upon U.S. Stem Cell, Inc., which seeks the production of certain documents and communications. The Commission Staff is conducting a formal, non-public, fact-finding inquiry of U.S. Stem Cell, Inc. (“Investigation”).  The Investigation is neither an allegation of wrongdoing nor a finding that any violation of law has occurred.  The Company is cooperating with, and has provided information and documents to, the Commission Staff.

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

MARCH 31, 2019

(unaudited)

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

As of March 31, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of March 31, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of March 31, 2019 and December 31, 2018.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 12 — SUBSEQUENT EVENTS

In April 2019, the Company issued an aggregate of 3,639,774 shares of common stock for services rendered.

In April 2019, the Company issued an aggregate of 379,141 shares of common stock as payment of accrued interest.

In April 2019, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 13, 2019, in connection with the audit of our annual financial statements as of December 31, 2018, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2019 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC are partially owned investment of our company (in which we have a 49.9%, 49.9% and 49% respectively member interests), are physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. They are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and adipose tissue and also utilize platelet rich plasma.

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

According to the November 1, 2016 report, Scalar Market Research Stem Cell Therapy Analysis Global Revenue, Trends, Growth, Share, Size and Forecast to 2022, the stem cell therapy market is worth USD 11.99 billion in 2016 and is expected to reach USD 60.94 billion by 2022, growing at a CAGR (compound annual growth rate) of 31.1% from 2016 to 2022.

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

On January 29, 2015 we announced an update and diversification of our clinical development pipeline. Our cardiovascular and vascular product candidates have been streamlined, putting, we believe, our best opportunities at the forefront of our efforts. The MYOCELL and MYOCELL SDF-1 candidates will, in our opinion, advance forward in the treatment of chronic heart failure (CHF). We are in active prospective partnering discussion for the MYOCELL SDF-1 program. Partnering, we contend, will enhance our capabilities, reduce our development cost through cost sharing and potentially accelerate our time to approval and commercialization. We will apply our ADIPOCELL to a variety of indications. We believe that updating and diversifying our clinical development programs increases the probability of our success, brings operational and fiscal clarity to our company, and will ultimately enhance shareholder value.

On March 3, 2017, we entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, we are required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, we are required to return all leased equipment and along with any maintenance records, logs, etc. in our possession to the lessor with no right of repurchase. In addition, GACP has contractually agreed to invest an additional Two and a half Million Dollars ($2,500,000) to open ten (10) stem cell clinics in the United States within 3 years--with a penalty provision to our benefit for shortfalls if less than 6 clinics are opened within 24 months. As of March 31, 2019 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect.

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

Three Months Ended March 31, 2019 as compared to the Three Months Ended March 31, 2018

Revenues

We recognized revenues of $1,308,810 for the three months ended March 31, 2019. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,712,929 for the three months ended March 31, 2018 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $522,099 and $503,838 in in the three month periods ended March 31, 2019 and 2018, respectively. Associated gross margins were $786,711 (60.11%) and $1,209,091 (70.59%) for the three months periods ended March 31, 2019 and 2018, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $420 in the three month period ended March 31, 2019, a decrease of $917 from the research and development expenses of $1,337 in the three month period ended March 31, 2018. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,148,778 for the three month period ended March 31, 2019 compared to $998,023 for the three month period ended March 31, 2018, an increase of $150,755. The increase in costs are primarily due to increases in consulting and other professional fees, decrease in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Loss on settlement of debt

During the three months ended March 31, 2019, we incurred a net loss of $12,960 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $15,059 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended March 31, 2019 and 2018, we recognized $32,211 and $32,211 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended March 31, 2019 and 2018, our pro rata share of its income was $100,944 and $95,342, respectively

Interest Expense

Interest expenses during the three months ended March 31, 2019 were $394,381 compared to $242,357 for the three months ended March 31, 2018. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2019 and 2018 was $29,809 and $69,974, respectively.

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

Concentrations of Credit Risk

As of March 31, 2019, two customers represented 15% and 49%, respectively, representing an aggregate of 64% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 10%, 16% and 10% respectively, representing an aggregate of 77% of the Company’s accounts receivable.

For the three months ended March 31, 2019, the Company’s revenues earned from sale of products and services were $1,308,810, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 10%.  For the three months ended March 31, 2018, the Company’s revenues earned from sale of products and services did not include any customers representing 10% or more of the Company’s total revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended March 31, 2019, we incurred negative cash flow from operations of $340,412 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Net cash used in operating activities was $340,412 in the three month period ended March 31, 2019 as compared to $688,651 of cash provided in the three months ended March 31, 2018.

Our cash used in for operations in the three months ended March 31, 2019 reflected a net loss generated during the period of $673,218, adjusted for non-cash items such as stock-based compensation of $242,716, depreciation of $51,652, amortization of debt discounts and non-cash interest of $29,809, bad debts of $21,304 and loss on settlement of debt of $12,960, net with gain on sale of property and equipment of $32,211 and income from investments of $100,944. In addition we had a net increase in operating assets of $45,198 and an decrease in accrued expenses of $3,205, increase accounts payable of $136,772 and in deferred revenue of $19,151.

Investing Activities

Net cash provided by investing activities was $80,850 for the three months ended March 31, 2019 represented proceeds from our equity investment as compared to cash provided by investing activities of $45,000 from our equity investments for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $348,185 in the three month period ended March 31, 2019 as compared to cash used of $2,422 in the three month period ended in March 31, 2018. In the three month period ended March 31, 2019, we received $90,000 from advances from related party, net with repayments of notes payable of $169,317 and $268,868 related party notes.

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

At March 31, 2019, we had cash and cash equivalents totaling $749,399. However our working capital deficit as of such date was approximately $4.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Subsequent Events

Our headquarters are located in Sunrise, Florida and consists of 4,860 square feet of space, which we lease at a current rent of approximately $82,620 per year. On April 23, 2019, our lease was extended from the prior term ending August 31, 2019 until August 31, 2024 with annual base rent increasing from approximately $82,674 per year at the commencement of the extension to approximately $98,678 per year in the final year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at March 31, 2019 and December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2019

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt

10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19(16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20(16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23(18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24(18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25(18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26(20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
10.28*	Second Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
14.1(2)	Code of Business Conduct and Ethics
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

U.S. Stem Cell, Inc.

Date: May 7, 2019	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer