Form 10-Q
period 2019-06-30
U.S. Stem Cell, Inc.
filed 2019-08-07
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 OR
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

As of August 7, 2019, there were 393,694,820 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$587,524	$1,357,146
Accounts receivable, net	12,164	18,035
Inventory	43,703	93,215
Prepaid and other	38,128	38,128
Total current assets	681,519	1,506,524

Property and equipment, net	139,311	242,615

Right to use assets	14,468

Other assets
Investments	33,478	57,790
Deposits	10,160	10,160

Total assets	$878,936	$1,817,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $15,130 and $75,714 to related parties, respectively	$1,106,780	$1,182,730
Accrued expenses	1,073,899	1,155,792
Advances, related party	324,901	234,901
Deferred revenue	163,740	293,665
Deferred gain on sale of equipment	85,897	128,845
Deposits	565,286	465,286
Promissory note, long term portion, net of debt discount of $64,526	1,333,236	-
Notes payable, related party	1,734,852	1,993,104
Notes and capital leases payable, net of debt discount of $59,094 and $62,240, respectively	1,422,840	462,330
Lease liability	14,468	-
Total current liabilities	7,825,899	5,916,653

Long term debt:
Deferred revenue	64,000	65,500
Deferred gain on sale of equipment	-	21,474
Long term deposits	-	100,000
Promissory note, long term portion, net of debt discount of $99,183	-	1,298,579
Notes and capital lease payable, long term portion, net of debt discount of $6,063 and $12,413, respectively	665,363	1,297,093
Total long term debt	729,363	2,782,646

Total liabilities	8,555,262	8,699,299

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 393,694,820 and 378,076,976 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	393,695	378,077
Additional paid in capital	123,231,001	122,528,391
Accumulated deficit	(131,301,022)	(129,788,678)
Total stockholders' deficit	(7,676,326)	(6,882,210)

Total liabilities and stockholders' deficit	$878,936	$1,817,089

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Products	$154,966	$423,384	$271,666	$1,138,290
Services	1,136,574	1,397,045	2,285,352	2,395,068
Management fees-related party	6,444	-	49,776	-
Total revenue	1,297,984	1,820,429	2,606,794	3,533,358

Cost of sales	505,994	567,195	1,028,093	1,071,033

Gross profit	791,990	1,253,234	1,578,701	2,462,325

Cost and operating expenses:
Research and development	531	2,591	951	3,928
Marketing, general and administrative	825,602	2,073,957	2,010,994	3,290,483
Pre-litigation settlement	500,000		500,000
Depreciation and amortization	-	-	-	524
Total operating expenses	1,326,133	2,076,548	2,511,945	3,294,935

Loss from operations	(534,143)	(823,314)	(933,244)	(832,610)

Other income (expenses):
Gain (loss) on settlement of debt	1,649	(20,128)	(11,311)	(35,187)
Gain on sale of equipment	32,212	32,212	64,423	64,423
Miscellaneous income	-	-	69	-
Income from equity investment	26,312	7,764	127,256	103,106
Interest expense	(365,156)	(441,068)	(759,537)	(683,425)
Total other income (expenses)	(304,983)	(421,220)	(579,100)	(551,083)

Net loss before income taxes	(839,126)	(1,244,534)	(1,512,344)	(1,383,693)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(839,126)	$(1,244,534)	$(1,512,344)	$(1,383,693)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	393,575,661	366,053,221	389,147,377	359,551,461

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2019

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	378,076,976	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)
Common stock issued in settlement of accounts payable	-	-	8,098,929	8,099	180,862	-	188,961
Common stock issued for services	-	-	3,500,000	3,500	82,850	-	86,350
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock based compensation	-	-	-	-	169,216	-	169,216
Net loss	-	-	-	-	-	(673,218)	(673,218)
Balance, March 31, 2019	-	-	389,675,905	389,676	122,976,584	(130,461,896)	(7,095,636)
Common stock issued in settlement of accounts payable and accrued interest	-	-	4,018,915	4,019	85,201	-	89,220
Stock based compensation	-	-	-	-	169,216	-	169,216
Net loss	-	-	-	-	-	(839,126)	(839,126)
Balance, June 30, 2019 (unaudited)	-	$-	393,694,820	$393,695	$123,231,001	$(131,301,022)	$(7,676,326)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2018

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$-	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable	-	-	3,817,783	3,818	143,895	-	-	147,713
Common stock issued for services	-	-	4,366,274	4,366	237,265	-	-	241,631
Proceeds from issuance of common stock	-	-	8,428,658	8,429	314,571	-	-	323,000
Common stock subscription	-	-	-	-	-	44,700	-	44,700
Stock based compensation	-	-	-	-	82,555	-	-	82,555
Net loss	-	-	-	-	-	-	(139,159)	(139,159)
Balance, March 31, 2018	-	-	358,725,813	358,726	120,964,107	44,700	(127,767,410)	(6,399,877)
Common stock issued in settlement of accounts payable	-	-	3,241,779	3,241	201,256	-	-	204,497
Common stock issued for services	-	-	3,500,000	3,500	154,400	-	-	157,900
Proceeds from issuance of common stock	-	-	921,650	922	43,778	(44,700)	-	-
Related party contribution to equity investment	-	-	-	-	103,159	-	-	103,159
Stock based compensation	-	-	-	-	137,069	-	-	137,069
Net loss	-	-	-	-	-	-	(1,244,534)	(1,244,534)
Balance, June 30, 2018 (unaudited)	-	$-	366,389,242	$366,389	$121,603,769	$-	$(129,011,944)	$(7,041,786)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,512,344)	$(1,383,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,304	103,828
Bad debt (recoveries)	19,321	(5,291)
Amortization of discount on debt	94,557	132,019
Loss on settlement of debt	11,311	35,187
Gain on sale of equipment	(64,423)	(64,423)
Related party notes payable issued for services rendered	-	800,000
Income on equity investments	(127,256)	(103,106)
Note payable issued in pre-trial settlement	500,000	-
Stock based compensation	411,932	619,155
Changes in operating assets and liabilities:
Receivables	(13,450)	865
Inventory	49,512	4,274
Deposits	-	-
Prepaid and other current assets	-	(35,000)
Accounts payable	195,902	204,510
Accrued expenses	(72,748)	161,492
Deferred revenue	(131,425)	198,401
Net cash (used in) provided by operating activities	(535,807)	668,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	166,833	109,000
Net cash provided by investing activities	166,833	109,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	126,402
Proceeds from sale of common stock	-	367,700
Proceeds from related party advances	90,000	100,000
Equity contribution by related party	-	103,159
Repayments of related party notes	(258,252)	(469,139)
Repayments of notes payable	(232,396)	(322,524)
Net cash used in financing activities	(400,648)	(94,402)

Net (decrease) increase in cash and cash equivalents	(769,622)	682,816

Cash and cash equivalents, beginning of period	1,357,146	986,799
Cash and cash equivalents, end of period	$587,524	$1,669,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$622,414	$497,200
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$352,210
Equity contributed to investment	$15,265	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The unaudited condensed financial statements should be read in conjunction with the December 31, 2018 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August, 1999. The Company is in the sector of the cell technology industry delivering cell therapies and biologics that help address a variety of injuries and diseases such as osteoarthritis, heart failure, lower limb ischemia, neurological conditions, autoimmune diseases and other issues. The primary business includes the development of proprietary cell therapy procedure and products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement related to the segment of the Company business involving collecting, growing and banking cell cultures and treatment kits for humans and animals), and the operation of a cell therapy clinic (subsequently limited by the Order of Permanent Injunction, see below ). To date, the Company has not generated significant sales revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. In addition, the recent Order of Permanent Injunction arising from the action brought by the Department of Justice (see Note 11), has resulting in management considering modifications to the Company business model in order to offset the loss of revenue resulting from the consequences of this Injunctive Order. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

JUNE 30, 2019

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

Revenues have been adversely impacted by the Order of Permanent Injunction (see the Notes herein including Note 11).

At June 30, 2019 and December 31, 2018, the Company had deferred revenues of $227,740 and $293,665, respectively, which includes $67,000 and $68,500, respectively, to the Intellectual Property Licensing Agreement.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2019 and December 31, 2018, allowance for doubtful accounts was $10,068 and $30,808, respectively.

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

JUNE 30, 2019

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

The computation of basic and diluted income (loss) per share as of June 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2019	June 30, 2018
Options to purchase common stock	112,970,670	101,630,693
Warrants to purchase common stock	1,112,251	118,019
Totals	114,082,921	101,748,712

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

As of June 30, 2019, three customers represented 29%, 20% and 14%, respectively, representing an aggregate of 63% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 10%, 16% and 10% respectively, representing an aggregate of 77% of the Company’s accounts receivable.

For the three months ended June 30, 2019, the Company’s revenues earned from sale of products and services were $1,297,984, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 13%.  For the three months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $1,820,429, of which three customers represented 10%, 8% and 6%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest) represented 10% of Company’s revenue.

For the six months ended June 30, 2019, the Company’s revenues earned from sale of products and services were $2,606,794, of which one customer represented, a related party, (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest), represents 11% of Company’s revenue.   For the six months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $3,533,358, of which two customers represented 10% and 7% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest) represented 10%.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $531 and $951 for the three and six months ended June 30, 2019, respectively; and $2,591 and $3,928 for the three and six months ended June 30, 2018, respectively.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2019, the Company incurred net losses of $1,512,344 and has a working capital deficit (current liabilities in excess of current assets) of $7,144,380. These factors among others raise substantial doubts about the Company’s ability to continue as a going concern for a reasonable period of time.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The Company’s primary source of operating funds in the past has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception, and has been hindered by the recent Order of Permanent Injunction resulting from the action brought by the Department of Justice (see Note 11). Under the current business model, the Injunction is likely to significantly reduce the Company’s future revenues. Management is considering modifications to the Company business model in order to offset the loss of revenue resulting from the consequences of this Injunctive Order. As of the date herein, no specific undertakings have commenced. The Company has stockholders’ deficiencies at June 30, 2019 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 49.9% (33.3% in 2018) member interest ownership and is accounted for using the equity method of accounting. The Company’s 49.9% (33.3% in 2018) income (loss) earned by U.S. Stem Cell Clinic, LLC member interests was $(521) and $72,151 for the three and six months ended June 30, 2019 and $3,143 and $88,790 for the three and six months ended June 30, 2018, respectively (inception to date income of $620,357) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the six months ended June 30, 2019 and 2018, the Company received distributions totaling $64,870 and $99,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $663,870).  The carrying value of the investment at June 30, 2019 and December 31, 2018 is $20,636 and $8,921, respectively.

At June 30, 2019 and December 31, 2018, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $0; revenues earned from sales to U.S. Stem Clinic, LLC for the three and six months ended June 30, 2019 and 2018 were $163,512 and $295,389, and the three and six months ended June 30, 2018 were $178,399 and $346,047, respectively.

In January 2019, a member of U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 49.9% (33.3% in 2018) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s 49.9% (33.3% in 2018) income earned by Regenerative Wellness Clinic, LLC member interests was $34,340 and $72,255 for the three and six months ended June 30, 2019 and for the three and six months ended June 30, 2018 was $4,621 and $14,316 reported, after effects of 2017 loss, of $9,695, respectively (inception to date income of $115,957) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the six months ended June 30, 2019 and 2018, the Company received distributions totaling $101,963 and $10,000 from Regenerative Wellness Clinic, LLC, respectively (inception to date of $101,963).  The carrying value of the investment at June 30, 2019 and December 31, 2018 is $2,911 and $21,787, respectively.

At June 30, 2019 and December 31, 2018, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0; revenues earned from sales to Regenerative Wellness Clinic, LLC for the three and six months ended June 30, 2019 was $76,736 and $116,347 and for the three and six months ended June 30, 2018 was $44,990 and $84,524, respectively.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

In January 2019, a member of Regenerative Wellness Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $10,830.

An affiliate of one of the Company’s officers is an investor in the Regenerative Wellness Clinic, LLC.

U.S. Stem Cell Clinic of the Villages LLC

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

As of December 31, 2018, upon completion of the LLC, the Company was credited with investment equity of $86,750 from Greg Knutson, the holder of the 51% member interest. The Company then recorded the investment equity as contributed capital by the Company. The Company’s 49% income (loss) incurred by the  LLC member interests was $(7,507) and $(17,150) for the three and six months ended June 30, 2019 and $(27,771) for three and six months ended June 30, 2018, respectively. In addition, during the year ended December 31, 2018, the Company received distributions totaling $63,700 from the LLC. The carrying value was $9,931 and $27,081 at June 30, 2019 and December 31, 2018, respectively

At June 30, 2019 and December 31, 2018, accounts receivable for sales of products and services to the  LLC was $0; revenues earned from sales to the U LLC three and six months ended June 30, 2019 was $39,151 and $130,352 and for the three and six months ended June 30, 2018 was $56,891 and $79,476, respectively.

During the three and six months ended June 30, 2019, the Company received $6,444 and $49,776 management fees from the LLC, respectively.

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

Property and equipment as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(1,028,511)	(925,207)
	$139,311	$242,615

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

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

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and six months ended June 30, 2019, the Company recognized $32,212 and $64,423; and $32,212 and $64,423 during the three and six months ended June 30, 2018, as the gain on sale of equipment, respectively.  As of June 30, 2019 and December 31, 2018, deferred gain on sale of equipment was $85,897 and $150,319, respectively.

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $51,652 and $103,304 of which $51,652 and $103,304 were included in cost of sales for the three and six months ended June 30, 2019, respectively.

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

Right to use assets is summarized below:

June 30, 2019
Sunrise Facility	$274,180
Less accumulated depreciation	(259,712)
Right to use assets, net	$14,468

During the three and six months ended June 30, 2019, the Company recorded $34,343 and $71,325 as lease expense to current period operations, respectively.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Lease liability is summarized below:

June 30, 2019
Los Angeles, Suite 740	$274,180
Less accumulated depreciation	(259,712)
Right to use assets, net	14,468
Less: short term portion	(14,468)
Long term portion	$-

Maturity analysis under these lease agreements are as follows:

Six months ended December 31, 2019	$14,612
Less: Present value discount	(144)
Lease liability	$14,468

Lease expense for the three months ended June 30, 2019 was comprised of the following:

Operating lease expense	$34,109
Variable lease expense	234
$34,343

Lease expense for the six months ended June 30, 2019 was comprised of the following:

Operating lease expense	$70,640
Variable lease expense	685
$71,325

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$400,995	$347,235
Interest payable on notes payable-related party (See Note 8)	522,304	482,784
Vendor accruals and other	146,420	146,420
Marketing obligation	4,180	179,353
	$1,073,899	$1,155,792

During the six months ended June 30, 2019, the Company issued an aggregate of 12,117,844 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $10,035 net loss in settlement of debt.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

NOTE 7 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	396,000	444,000
Weider promissory note payable	500,000	-
Power Up Lending Group notes payable	122,515	145,476
Lab and medical equipment capitalized leases	154,845	264,590
Total notes payable	2,153,360	1,834,076
Less unamortized debt discount	(65,157)	(74,653)
Total notes payable net of unamortized debt discount	2,088,203	1,759,423
Less current portion	(1,422,840)	(462,330)
Long term portion	$665,363	$1,297,093

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For three and six months ended June 30, 2019, the Company amortized $1,733 and $10,740, and for three and six months ended June 30, 2018, the Company amortized $9,007 and $16,083 of debt discounts to current period operations as interest expense. The unamortized debt discount at June 30, 2019 is $24,205.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Weider Promissory Note

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. The Company recorded the promissory note to current period operations. Remaining outstanding balance as of June 30, 2019 was $500,000.

PowerUp Lending Group, Ltd

On November 8, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $93,809 along with cancellation of the previous revenue based factoring agreement issued in May 2018.  In connection with the cancellation of the January 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $37,604 in 2018.  This agreement was subsequently terminated (see below) in exchange for a new revenue based factoring agreement.

On April 16, 2019, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the factoring agreement, the Company is required to make daily payments equal to $1,276 for 147 business days.  The Company received net proceeds of $84,876 along with cancellation of the previous revenue based factoring agreement issued in November 2018.  In connection with the cancellation of the November 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $1,276 in 2019.

The remaining principle balance of the PowerUp Lending Group promissory note payable at June 30, 2019 and December 31, 2018 is $122,514 and $145,486, net of unamortized discount of $40,952 and $43,452, respectively.

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

The following summarizes the assets under capital leases:

	June 30, 2019	December 31, 2018
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(486,863)	(383,559)
	$137,739	$241,043

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The following summarizes the current and long-term portion of capital leases:

	June 30, 2019	December 31, 2018
Current leases payable	$154,845	$225,084
Long-term leases payable	-	39,506
Total	$154,845	$264,590

The following summarizes total future minimum lease payments at December 31, 2018:

Period ending,
Six months ended December 31, 2019	120,682
Year ended December 31, 2020	40,000
Total minimum lease payments	160,682
Amount representing interest	(5,837)
Present value of minimum lease payments	154,845
Current portion of capital lease obligations	154,845
Capital lease obligation, less current portion	$-

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2019, the Company amortized $17,424 and $34,657; and $17,424 and $34,657 for the three and six months ended June 30, 2018, of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at June 30, 2019 is $64,527.

As of June 30, 2019, the remaining principle due was $1,397,762.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of June 30, 2019 and December 31, 2018, the Company’s officers and directors have provided advances in the aggregate of $324,901 and $234,901 respectively, for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

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

JUNE 30, 2019

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On April 1, 2017, the Company issued 286,315 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,703 due April 1, 2017 per the forbearance agreement.

On October 2, 2017, the Company issued 559,187 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2017 per the forbearance agreement.

On October 19, 2018, the Company issued 164,523 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195 due October 1, 2018 per the forbearance agreement.

On April 19, 2018, the Company issued 379,141 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,145 due April 1, 2019 per the forbearance agreement.

As of June 30, 2019 and December 31, 2018, the principal of this note was $262,000.

Officer and Director Notes

	June 30, 2019	December 31, 2018
Note payable, Mr. Tomas	$146,786	$483,393
Note payable, Mr. Tomas	500,000	500,000
Note payable, Dr. Comella	226,066	147,711
Note payable, Dr. Comella	300,000	300,000
Note payable, Dr. Comella	300,000	300,000
Total	$1,472,852	$1,731,104

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Notes payable, Mr. Tomas

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the six months ended June 30, 2019, the Company paid off $336,607 of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2019 and December 31, 2018 is $146,786 and $483,393, respectively.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of June 30, 2019 and December 31, 2018 is $500,000.

At June 30, 2019 and December 31, 2018, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $360,600 and $340,009, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the six months ended June 30, 2019, the Company received $78,355 of previously paid balance of the outstanding promissory note. The principal outstanding balance of this note as of June 30, 2019 and December 31, 2018 is $226,066 and $147,711, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of June 30, 2019 and December 31, 2018 is $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of June 30, 2019 and December 31, 2018 is $300,000.

At June 30, 2019 and December 31, 2018, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $121,953 and $102,974, respectively, which is included in the accrued expenses on the balance sheet.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6 month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the six months ended June 30, 2019 and 2018, the Company has incurred $0 and $30,000 of expense under the agreement, respectively. As of June 30, 2019 and December 31, 2018, the Company had $12,909 and $64,909, respectively, in accounts payable owed to Pavillion. On June 1, 2018, effective June 30, 2018, the Company terminated the agreement in accordance with its terms and no further compensation was derived by Pavillion.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At June 30, 2019 and December 31, 2018, the outstanding accrued marketing obligation is $4,180 and $179,353, respectively (see Note 6).

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

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of June 30, 2019 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. As of June 30, 2019 and December 31, 2018, GACP owns 4,021,945 shares of the Company’s common stock.

NOTE 9 — STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2019, the Company issued an aggregate of 12,117,844 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $10,035 net loss in settlement of debt.

During the six months ended June 30, 2019, the Company issued 3,500,000 shares of its common stock for services.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

A summary of options at June 30, 2019 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2018	112,970,693	$0.03294	8.7
Granted	—
Exercised	—
Forfeited/Expired	(23)	$0.15402
Options outstanding at June 30, 2019	112,970,670	$0.03294	8.2
Options exercisable at June 30, 2019	54,676,920	$0.02965	8.1
Available for grant at June 30, 2019	75,068,070

The following information applies to options outstanding and exercisable at June 30, 2019:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	16,200,000	7.61	$0.0043	8,100,000	$0.0043
0.0196	22,850,000	7.23	0.0196	15,350,000	0.0196
0.02511	9,000,000	9.44	0.02511	9,000,000	0.02511
0.02576	2,340,000	9.12	0.02576	-	0.02576
0.03626	31,865,000	8.11	0.03626	14,060,000	0.03626
0.03680	10,000	8.11	0.03680	2,500	0.03680
0.0536	30,000,000	8.86	0.0536	7,500,000	0.0536
0.15402	705,340	6.25	0.15402	664,090	0.15402
19.32	150	5.35	19.32	150	19.32
70.00	100	2.17	70.00	100	70.00
210.00	40	2.12	210.00	40	210.00
680.00	40	0.62	680.00	40	680.00
Total	112,970,670	8.17	$0.03294	54,676,920	$0.02965

The aggregate intrinsic value of the issued and exercisable options of $87,480 and $43,740, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0097 as of June 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three and six months ended June 30, 2019 of $169,216 and $338,432, respectively, was charged to current period operations.

As of June 30, 2019, the Company had approximately $1,634,762 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.40 years.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Warrants

A summary of common stock purchase warrants at June 30, 2019 and activity during the three months ended June 30, 2019 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,114,019	$14.735	9.1
Issued	-
Exercised	-
Expired	(1,768)	$532.10
Outstanding at June 30, 2019	1,112,251	$13.91	8.6
Exercisable at June 30, 2019	1,110,706	$3.24	8.6

The following information applies to common stock purchase warrants outstanding and exercisable at June 30, 2019:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 – 20.00	1,086,536	8.7	$1.267	1,086,536	$1.27
$20.01 – 30.00	19,543	4.7	$25.06	19,543	$25.06
$40.01 - 50.00	2,253	3.3	$48.83	2,253	$48.83
$50.01 –60.00	543	2.1	$60.00	543	$60.00
> $60.00	3,376	3.6	$3,988,74	1,831	$865.62
	1,112,251	8.6	$13.91	$1,110,706	$3.24

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0097 as of June 30, 2019, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at June 30, 2019 and December 31, 2018.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2019 other than that described above.

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

In a letter dated May 30, 2019, the Commission Staff advised U.S. Stem Cell, Inc. that the Investigation has been concluded and, as of this date, the Commission Staff does not intend to recommend to the Commission an enforcement action against the Company. The Commission’s Staff’s notice to the Company was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint alleges, among other matters that the defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments, and which U.S. Stem Cell Clinic, LLC administers to patients, without first obtaining what the government alleges are necessary FDA approvals. Although Theodore Gradel was initially listed as a defendant, he subsequently entered into a consent agreement and is no longer party to this case.

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. In an order dated June 4, 2019, the Court granted the defendants’ request to allow it the opportunity to work out the language of the form of injunction with the government, and if unsuccessful, to provide a status report to the Court by June 14, 2019, outlining areas of disagreement. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella) ‘not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.” The Company is preparing to appeal this decision and, in the interim, has complied with the requirements of the Court Order. The Company is not able to predict the duration, scope, results, or consequences of the  summary judgment.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

Since the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Settlement Agreement and General Release

The Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month (see Note 7, Weider Promissory Note, above)

NOTE 11 — FAIR VALUE MEASUREMENT

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

As of June 30, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of June 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of June 30, 2019 and December 31, 2018.

NOTE 12 — SUBSEQUENT EVENTS

In July 2019, the Company issued an aggregate 4,049,140 shares of common stock for services rendered

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 13, 2019, in connection with the audit of our annual financial statements as of December 31, 2018, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2019 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

On March 3, 2017, we entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP”) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, we are required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, we are required to return all leased equipment and along with any maintenance records, logs, etc. in our possession to the lessor with no right of repurchase. In addition, GACP has contractually agreed to invest an additional Two and a half Million Dollars ($2,500,000) to open ten (10) stem cell clinics in the United States within 3 years--with a penalty provision to our benefit for shortfalls if less than 6 clinics are opened within 24 months.

As of June 30, 2019 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect.

Recently, the June 25, 2019 Order of Permanent Injunction arising from the action brought by the Department of Justice (see Note 11 of the Financial Statements and Part II, Item 1 herein), has resulting in management considering modifications to our business model in order to offset the loss of revenue resulting from the consequences of this Injunctive Order. As of the date herein, no specific undertakings have commenced. Since the Court’s issuance of the Order of Permanent Injunction, we have received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that we preserve cells in our possession.

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

Three Months Ended June 30, 2019 as compared to the Three Months Ended June 30, 2018

Revenues

We recognized revenues of $1,297,984 for the three months ended June 30, 2019. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $1,820,429 for the three months ended June 30, 2018 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $505,994 and $567,195 in in the three month periods ended June 30, 2019 and 2018, respectively. Associated gross margins were $791,990 (61.1%) and $1,253,234 (68.8%) for the three months periods ended June 30, 2019 and 2018, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $531 in the three month period ended June 30, 2019, a decrease of $2,060 from the research and development expenses of $2,591 in the three month period ended June 30, 2018. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,136,574 for the three month period ended June 30, 2019 compared to $1,397,045 for the three month period ended June 30, 2018, a decrease of $260,471. The decrease in costs are primarily due to decreases in consulting and other professional fees, decrease in sales and other compensation, as compared to the prior year.

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

(Gain) Loss on settlement of debt

During the three months ended June 30, 2019, we incurred a net gain of $1,649 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $20,128 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended June 30, 2019 and 2018, we recognized $32,212 and $32,212 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended June 30, 2019 and 2018, our pro rata share of its income was $26,312 and $7,764, respectively

Interest Expense

Interest expenses during the three months ended June 30, 2019 were $365,156 compared to $441,068 for the three months ended June 30, 2018. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2019 and 2018 was $64,748 and $62,045, respectively.

Six Months Ended June 30, 2019 as compared to the Six Months Ended June 30, 2018

Revenues

We recognized revenues of $2,606,794 for the six months ended June 30, 2019. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, AdipoCell, and laboratory services. We recognized revenues of $3,533,358 for the six months ended June 30, 2018 from the sale of MyoCath catheters, AdipoCell, physician training, patient studies and laboratory services.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of AdipoCell systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $1,028,093 and $1,071,033 in in the six month periods ended June 30, 2019 and 2018, respectively. Associated gross margins were $1,578,701 (60.6%) and $2,462,325 (69.7%) for the six months periods ended June 30, 2019 and 2018, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $951 in the six month period ended June 30, 2019, a decrease of $2,977 from the research and development expenses of $3,928 in the six month period ended June 30, 2018. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $2,285,352 for the six month period ended June 30, 2019 compared to $2,395,068 for the six month period ended June 30, 2018, a decrease of $109,716. The decrease in costs are primarily due to decreases in consulting and other professional fees, decrease in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Loss on settlement of debt

During the six months ended June 30, 2019, we incurred a net loss of $11,311 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $35,187 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the six months ended June 30, 2019 and 2018, we recognized $64,423 and $64,423 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the six months ended June 30, 2019 and 2018, our pro rata share of its income was $127,256 and $103,106, respectively

Interest Expense

Interest expenses during the six months ended June 30, 2019 were $759,537 compared to $683,425 for the six months ended June 30, 2018. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2019 and 2018 was $94,557 and $132,019, respectively.

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

Concentrations of Credit Risk

As of June 30, 2019, three customers represented 29%, 20% and 14%, respectively, representing an aggregate of 63% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 10%, 16% and 10% respectively, representing an aggregate of 77% of the Company’s accounts receivable.

For the three months ended June 30, 2019, the Company’s revenues earned from sale of products and services were $1,297,984, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 13%.  For the three months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $1,820,429, of which three customers represented 10%, 8% and 6%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest) represented 10% of Company’s revenue.

For the six months ended June 30, 2019, the Company’s revenues earned from sale of products and services were $2,606,794, of which one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest), represented 11%.  For the six months ended June 30, 2018, the Company’s revenues earned from sale of products and services were $3,533,358, of which two customers represented 10% and 7% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest) represented 10%.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended June 30, 2019, we incurred negative cash flow from operations of $535,807 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Net cash used in operating activities was $535,807 in the six month period ended June 30, 2019 as compared to $668,218 of cash provided in the six months ended June 30, 2018.

Our cash used in for operations in the six months ended June 30, 2019 reflected a net loss generated during the period of $1,512,344, adjusted for non-cash items such as stock-based compensation of $411,932, depreciation of $103,304, amortization of debt discounts and non-cash interest of $94,557, bad debts of $19,321 and loss on settlement of debt of $11,311 and promissory note issued in pre-trial settlement of $500,000, net with gain on sale of property and equipment of $64,423 and income from investments of $127,256. In addition we had a net decrease in operating assets of $36,062 and a decrease in accrued expenses of $72,748 and deferred revenue of $131,415, net with increase accounts payable of $195,902.

Investing Activities

Net cash provided by investing activities was $166,833 for the six months ended June 30, 2019 represented proceeds from our equity investment as compared to cash provided by investing activities of $109,000 from our equity investments for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $400,648 in the six month period ended June 30, 2019 as compared to cash used of $94,402 in the six month period ended in June 30, 2018. In the six month period ended June 30, 2019, we received $90,000 from advances from related party, net with repayments of notes payable of $232,396 and $258,252 related party notes.

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

At June 30, 2019, we had cash and cash equivalents totaling $587,524. However our working capital deficit as of such date was approximately $7.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinic, LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously. Trial is set for the trial calendar running from January 6, 2020 through March 20, 2020.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at June 30, 2019 and December 31, 2018.

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

In a letter dated May 30, 2019, the Commission Staff advised U.S. Stem Cell, Inc. that the Investigation has been concluded and, as of this date, the Commission Staff does not intend to recommend to the Commission an enforcement action against the Company. The Commission’s Staff’s notice to the Company was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint alleges, among other matters that the defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments, and which U.S. Stem Cell Clinic, LLC administers to patients, without first obtaining what the government alleges are necessary FDA approvals. Although Theodore Gradel was initially listed as a defendant, he subsequently entered into a consent agreement and is no longer party to this case

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella, [ ‘not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.”

On June 25, 2019, the Court entered an Order of Permanent Injunction as to the Company and others.  Among other prohibitions, the injunction also prohibits the Company, as the operator of a tissue bank, from providing banked tissue and cells derived from SVF procedures to its clients or their doctors. On July 19, 2019, the Court entered an order staying the destruction requirements of its Injunction as to the banked SVF cells and tissues, pending an appeal by the Company and resolution of these issues by an appellate court, or if no appeal, upon the expiration of the deadline to appeal. The Company is preparing to appeal this decision and, in the interim, has complied with the requirements of the Court Order. The Company is not able to predict the duration, scope, results, or consequences of the summary judgment.  There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2019

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009

4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19(16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20(16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23(18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24(18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25(18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26(20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
10.28(22)	Second Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
14.1(2)	Code of Business Conduct and Ethics

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

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(5)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(6)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(13)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(14)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2014.
(16)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(17)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(18)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(19)	Incorporated by reference to the text of the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(20)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 8, 2017.
(21)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on April 16, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: August 7, 2019	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer