Form 10-Q
period 2019-09-30
U.S. Stem Cell, Inc.
filed 2019-11-06
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-33718

U.S. STEM CELL, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0945967
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1560 Sawgrass Corporate Pkwy 4th Floor, Sunrise, FL 33323

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

As of November 5, 2019, there were 407,109,995 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,104	$1,357,146
Accounts receivable, net	20,245	18,035
Inventory	46,351	93,215
Prepaid and other	38,128	38,128
Total current assets	182,828	1,506,524

Property and equipment, net	87,659	242,615

Right to use assets	375,593

Other assets
Investments	-	57,790
Deposits	10,160	10,160

Total assets	$656,240	$1,817,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable, including $3,167 and $75,714 to related parties, respectively	$1,112,280	$1,182,730
Accrued expenses	1,142,140	1,155,792
Advances, related party	374,901	234,901
Deferred revenue	183,525	293,665
Deferred gain on sale of equipment	53,686	128,845
Deposits	565,286	465,286
Promissory note, long term portion, net of debt discount of $46,911	1,350,851	-
Notes payable, related party	2,579,365	1,993,104
Notes and capital leases payable, net of debt discount of $36,032 and $62,240, respectively	1,512,227	462,330
Lease liability	59,970	-
Total current liabilities	8,934,231	5,916,653

Long term debt:
Deferred revenue	63,250	65,500
Deferred gain on sale of equipment	-	21,474
Long term deposits	-	100,000
Lease liability, long term portion	316,075	-
Promissory note, long term portion, net of debt discount of $99,183	-	1,298,579
Notes and capital leases payable, long term portion, net of debt discount of $0 and $12,413, respectively	456,496	1,297,093
Total long-term debt	835,821	2,782,646

Total liabilities	9,770,052	8,699,299

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 397,743,960 and 378,076,976 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	397,744	378,077
Additional paid in capital	123,435,415	122,528,391
Accumulated deficit	(132,946,971)	(129,788,678)
Total stockholders' deficit	(9,113,812)	(6,882,210)

Total liabilities and stockholders' deficit	$656,240	$1,817,089

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$28,160	$276,281	$299,826	$1,414,571
Services	127,456	1,227,603	2,412,808	3,622,671
Management fees-related party	975	-	50,751	-
Total revenue	156,591	1,503,884	2,763,385	5,037,242

Cost of sales	137,366	544,398	1,165,459	1,615,431

Gross profit	19,225	959,486	1,597,926	3,421,811

Cost and operating expenses:
Research and development	-	599	263	4,527
Marketing, general and administrative	1,616,970	1,177,638	3,628,652	4,468,121
Pre-litigation settlement	-	-	500,000
Depreciation and amortization	-	-	-	524
Total operating expenses	1,616,970	1,178,237	4,128,915	4,473,172

Loss from operations	(1,597,745)	(218,751)	(2,530,989)	(1,051,361)

Other income (expenses):
Gain on settlement of debt	33,203	80,200	21,892	45,013
Gain on sale of equipment	32,211	32,211	96,634	96,634
Miscellaneous income	11,000	-	11,069	-
(Loss) income from equity investment	(33,478)	160,216	93,778	263,322
Interest expense	(91,140)	(384,813)	(850,677)	(1,068,238)
Total other income (expenses)	(48,204)	(112,186)	(627,304)	(663,269)

Net loss before income taxes	(1,645,949)	(330,937)	(3,158,293)	(1,714,630)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,645,949)	$(330,937)	$(3,158,293)	$(1,714,630)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	396,637,920	368,188,089	392,029,562	362,461,973

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2019

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	378,076,976	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)
Common stock issued in settlement of accounts payable	-	-	8,098,929	8,099	180,862	-	188,961
Common stock issued for services	-	-	3,500,000	3,500	82,850	-	86,350
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock based compensation	-	-	-	-	169,216	-	169,216
Net loss	-	-	-	-	-	(673,218)	(673,218)
Balance, March 31, 2019	-	-	389,675,905	389,676	122,976,584	(130,461,896)	(7,095,636)
Common stock issued in settlement of accounts payable and accrued interest	-	-	4,018,915	4,019	85,201	-	89,220
Stock based compensation	-	-	-	-	169,216	-	169,216
Net loss	-	-	-	-	-	(839,126)	(839,126)
Balance, June 30, 2019	-	-	393,694,820	393,695	123,231,001	(131,301,022)	(7,676,326)
Common stock issued in settlement of accounts payable	-	-	4,049,140	4,049	29,964	-	34,013
Stock based compensation	-	-	-	-	174,450	-	174,450
Net loss	-	-	-	-	-	(1,645,949)	(1,645,949)
Balance, September 30, 2019 (unaudited)	-	$-	397,743,960	$397,744	$123,435,415	$(132,946,971)	$(9,113,812)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2018

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$-	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable	-	-	3,817,783	3,818	143,895	-	-	147,713
Common stock issued for services	-	-	4,366,274	4,366	237,265	-	-	241,631
Proceeds from issuance of common stock	-	-	8,428,658	8,429	314,571	-	-	323,000
Common stock subscription	-	-	-	-	-	44,700	-	44,700
Stock based compensation	-	-	-	-	82,555	-	-	82,555
Net loss	-	-	-	-	-	-	(139,159)	(139,159)
Balance, March 31, 2018	-	-	358,725,813	358,726	120,964,107	44,700	(127,767,410)	(6,399,877)
Common stock issued in settlement of accounts payable	-	-	3,241,779	3,241	201,256	-	-	204,497
Common stock issued for services	-	-	3,500,000	3,500	154,400	-	-	157,900
Proceeds from issuance of common stock	-	-	921,650	922	43,778	(44,700)	-	-
Related party contribution to equity investment	-	-	-	-	103,159	-	-	103,159
Stock based compensation	-	-	-	-	137,069	-	-	137,069
Net loss	-	-	-	-	-	-	(1,244,534)	(1,244,534)
Balance, June 30, 2018	-	-	366,389,242	366,389	121,603,769	-	(129,011,944)	(7,041,786)
Common stock issued in settlement of accounts payable	-	-	1,928,946	1,929	51,960	-	-	53,889
Fair value of warrants issued for compensation	-	-	-	-	24,986	-	-	24,986
Related party contribution to equity investment	-	-	-	-	86,750	-	-	86,750
Stock based compensation	-	-	-	-	168,159	-	-	168,159
Net loss	-	-	-	-	-	-	(330,937)	(330,937)
Balance, September 30, 2018 (unaudited)	-	$-	368,318,188	$368,318	$121,935,624	$-	$(129,342,881)	$(7,038,939)

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,158,293)	$(1,714,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,956	155,480
Bad debt (recoveries)	30,869	32,546
Amortization of discount on debt	141,296	164,312
Gain on settlement of debt	(21,892)	(45,013)
Gain on sale of equipment	(96,634)	(96,634)
Related party notes payable issued for services rendered	800,000	800,000
Income on equity investments	(93,778)	(263,322)
Note payable issued in pre-trial settlement	500,000	-
Stock based compensation	586,382	812,300
Changes in operating assets and liabilities:
Receivables	(33,079)	(22,129)
Inventory	46,864	(2,284)
Deposits	-	-
Prepaid and other current assets	-	(35,000)
Accounts payable	269,070	332,577
Accrued expenses	(4,507)	242,004
Deferred revenue	(112,390)	217,038
Net cash (used in) provided by operating activities	(991,136)	577,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	166,833	214,200
Net cash provided by investing activities	166,833	214,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	126,402
Proceeds from sale of common stock	-	367,700
Net proceeds from common stock subscriptions	-	-
Proceeds from related party advances	140,000	100,000
Equity contribution by related party	-	103,159
Repayments of related party notes	(213,739)	(542,971)
Repayments of notes payable	(381,000)	(484,381)
Net cash used in financing activities	(454,739)	(330,091)

Net (decrease) increase in cash and cash equivalents	(1,279,042)	461,354

Cash and cash equivalents, beginning of period	1,357,146	986,799
Cash and cash equivalents, end of period	$78,104	$1,448,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$633,859	$808,243
Income taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$406,099
Equity contributed to investment	$15,265	$86,750
Record right-to-use assets and related lease liability	$383,351	$-

See the accompanying notes to these unaudited condensed financial statements

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The unaudited condensed financial statements should be read in conjunction with the December 31, 2018 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

The Company’s primary sources of revenue are from the sale of test kits and equipment, training services, patient treatments, laboratory services and cell banking.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Revenues have been adversely impacted by the Order of Permanent Injunction (see the Notes herein including Note 10).

At September 30, 2019 and December 31, 2018, the Company had deferred revenues of $246,775 and $293,665, respectively, which includes $63,250 and $68,500, respectively, to the Intellectual Property Licensing Agreement.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2019, and December 31, 2018, allowance for doubtful accounts was $13,203 and $30,808, respectively.

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

SEPTEMBER 30, 2019

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

The computation of basic and diluted income (loss) per share as of September 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2019	September 30, 2018
Options to purchase common stock	121,038,655	103,970,693
Warrants to purchase common stock	1,112,251	1,118,019
Totals	122,150,906	105,088,712

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

As of September 30, 2019, two customers represented 55% and 21%, respectively, representing an aggregate of 76% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 10%, 16% and 10% respectively, representing an aggregate of 77% of the Company’s accounts receivable.

For the three months ended September 30, 2019, the Company’s revenues earned from sale of products and services were $156,591, of which three customers, one a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 27%, 21% and 11% (related party).  For the three months ended September 30, 2018, the Company’s revenues earned from sale of products and services were $1,503,884, of which two customers represented 12% and 10%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49% interest) represented 12% of Company’s revenue.

For the nine months ended September 30, 2019, the Company’s revenues earned from sale of products and services were $2,763,385, of which one customer represented, a related party, (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest), represents 12% of Company’s revenue.  For the nine months ended September 30, 2018, the Company’s revenues earned from sale of products and services were $5,037,242, of which two customers represented 11% and 8% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company held a 49.9% interest) represented 11%.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $263 for the three and nine months ended September 30, 2019, respectively; and $599 and $4,527 for the three and nine months ended September 30, 2018, respectively.

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

SEPTEMBER 30, 2019

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

As a consequence of the Court Order (see Note 10), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into a Termination and Release Agreement and a Letter Agreement intended to divested itself of certain equipment and other assets underlying the related equipment lease transaction (see Notes, 4, and 8).

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for nine months ended September 30, 2019, the Company incurred net losses of $3,158,293 and has a working capital deficit (current liabilities in excess of current assets) of $8,751,403. These factors among others raise substantial doubts about the Company’s ability to continue as a going concern for a reasonable period.

The Company’s primary source of operating funds in the past has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses and negative cash flows from operations since inception and has been hindered by the recent Order of Permanent Injunction resulting from the action brought by the Department of Justice (see Note 10). Under the current business model, the Injunction is likely to significantly reduce the Company’s future revenues. As a consequence of the Court Order (see Note 10), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into a Termination and Release Agreement and a Letter Agreement intended to divested itself of certain equipment and other assets underlying the related equipment lease transaction (see Notes, 4, and 8). Management is considering modifications to the Company business model in order to offset the loss of revenue resulting from the consequences of this Injunctive Order. As of the date herein, no specific undertakings have commenced. The Company has stockholders’ deficiencies at September 30, 2019 and requires additional financing to fund future operations.

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

NOTE 3 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 49.9% (33.3% in 2018) member interest ownership and is accounted for using the equity method of accounting. The Company’s 49.9% (33.3% in 2018) income (loss) earned by U.S. Stem Cell Clinic, LLC member interests was $(20,637) and $51,514 for the three and nine months ended September 30, 2019 and $82,950 and $171,740 for the three and nine months ended September 30, 2018, respectively (inception to date income of $599,721) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the nine months ended September 30, 2019 and 2018, the Company received distributions totaling $64,870 and $154,000 from U.S. Stem Cell Clinic, LLC, respectively (inception to date of $663,870).  The carrying value of the investment at September 30, 2019 and December 31, 2018 is $0 and $8,921, respectively.

At September 30, 2019 and December 31, 2018, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $0; revenues earned from sales to U.S. Stem Clinic, LLC for the three and nine months ended September 30, 2019 were $33,614 and $329,003, and the three and nine months ended September 30, 2018 were $183,832 and $529,880, respectively.

In January 2019, a member of U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

An affiliate of one of the Company’s former officers is an investor in the U.S. Stem Cell Clinic, LLC.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 49.9% (33.3% in 2018) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s 49.9% (33.3% in 2018) income (loss) earned by Regenerative Wellness Clinic, LLC member interests was $(2,910) and $69,345 for the three and nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018 was $58,931 and $73,247 reported, after effects of 2017 loss, of $9,695, respectively (inception to date income of $113,047) which was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  In addition, during the nine months ended September 30, 2019 and 2018, the Company received distributions totaling $101,963 and $21,000 from Regenerative Wellness Clinic, LLC, respectively (inception to date of $101,963).  The carrying value of the investment at September 30, 2019 and December 31, 2018 is $0 and $21,787, respectively.

At September 30, 2019 and December 31, 2018, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0; revenues earned from sales to Regenerative Wellness Clinic, LLC for the three and nine months ended September 30, 2019 was $16,637 and $132,984 and for the three and nine months ended September 30, 2018 was $64,945 and $149,469, respectively.

In January 2019, a member of Regenerative Wellness Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $10,830.

An affiliate of one of the Company’s former officers is an investor in the Regenerative Wellness Clinic, LLC.

U.S. Stem Cell Clinic of the Villages LLC

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed on January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51%-member interest in the LLC and the Company holds a 49%-member interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the LLC gross revenues.

As of December 31, 2018, upon completion of the LLC, the Company was credited with investment equity of $86,750 from Greg Knutson, the holder of the 51%-member interest. The Company then recorded the investment equity as contributed capital by the Company. The Company’s 49% income (loss) incurred by the LLC member interests was $(9,931) and $(27,081) for the three and nine months ended September 30, 2019 and $18,335 for three and nine months ended September 30, 2018, respectively. In addition, during the year ended December 31, 2018, the Company received distributions totaling $63,700 from the LLC. The carrying value was $0 and $27,081 at September 30, 2019 and December 31, 2018, respectively

At September 30, 2019 and December 31, 2018, accounts receivable for sales of products and services to the LLC was $0; revenues earned from sales to the LLC for the three and nine months ended September 30, 2019 was $9,975 and $140,328 and for the three and nine months ended September 30, 2018 was $64,074 and $143,550, respectively.

During the three and nine months ended September 30, 2019, the Company received $975 and $50,751 management fees from the LLC, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment in accordance with the guidance for impairment of long-lived assets.

Property and equipment as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Laboratory and medical equipment	$5,590	$5,590
Furniture, fixtures and equipment	125,633	125,633
Computer equipment	49,951	49,951
Equipment under capital lease	624,602	624,602
Leasehold improvements	362,046	362,046
	1,167,822	1,167,822
Less accumulated depreciation and amortization	(1,080,163)	(925,207)
	$87,659	$242,615

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”) with GACP, whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three-year term.

The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments.

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $533,738 as of September 30, 2018 and $624,602, less accumulated depreciation of $383,559 December 31, 2018, respectively.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and nine months ended September 30, 2019, the Company recognized $32,211 and $96,634; and $32,211 and $96,634 during the three and nine months ended September 30, 2018, as the gain on sale of equipment, respectively.  As of September 30, 2019, and December 31, 2018, deferred gain on sale of equipment was $53,686 and $150,319, respectively.

As a consequence of the Court Order (see Note 10), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into a Termination and Release Agreement and a Letter Agreement intended to divest itself of certain equipment and other assets underlying the related equipment lease transaction (see Note 8).

Property and equipment are recorded based on cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $51,652 and $154,956 of which $51,652 and $154,956 were included in cost of sales for the three and nine months ended September 30, 2019, respectively.

Depreciation expense was $51,652 and $155,480 of which $51,652 and $154,956 were included in cost of sales for the three and nine months ended September 30, 2018, respectively.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

Effective September 1, 2019, the Company entered into a second amendment to the above described lease to extend the premises through August 31, 2014 with base rent beginning at $87,674 per year and escalating to $98,678 per year plus a pro rata share of the landlord’s operating expenses.

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined their initial present values, at inception, of $383,351. In determining the length of the lease term to its long-term lease, the Company determined there was not an option to extend the lease.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. In determining the length of the lease term to its long-term lease, the Company determined there was not an option to extend the lease. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $274,180. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $56,734 and lease liability of $56,734.

Right to use assets is summarized below:

September 30, 2019
Sunrise Facility	$383,351
Less accumulated depreciation	(7,758)
Right to use assets, net	$375,593

During the three and nine months ended September 30, 2019, the Company recorded $34,560 and $105,885 as lease expense to current period operations, respectively.

Lease liability is summarized below:

September 30, 2019
Sunrise, FL	$376,045
Less: short term portion	(59,970)
Long term portion	$316,075

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Maturity analysis under these lease agreements are as follows:

Three months ended December 31, 2019	$21,919
Year ended December 31, 2020	88,551
Year ended December 31, 2021	91,208
Year ended December 31, 2022	93,944
Year ended December 31, 2023	96,762
Year ended December 31, 2024	65,786
458,170
Less: Present value discount	(82,125)
Lease liability	$376,045

Lease expense for the three months ended September 30, 2019 was comprised of the following:

Operating lease expense	$34,560
Variable lease expense	-
$34,560

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$105,200
Variable lease expense	685
$105,885

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$422,934	$347,235
Interest payable on notes payable-related party (See Note 8)	555,571	482,784
Vendor accruals and other	146,420	146,420
Payroll and related expenses	14,837	-
Marketing obligation	2,378	179,353
	$1,142,140	$1,155,792

During the nine months ended September 30, 2019, the Company issued an aggregate of 16,166,984 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $23,168 net gain in settlement of debt.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 7 — NOTES AND CAPITAL LEASE PAYABLE

Notes and capital lease payable were comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Seaside Bank note payable.	$980,000	$980,000
Hunton & Williams note(s) payable	394,500	444,000
Weider promissory note payable	491,525	-
Power Up Lending Group notes payable	40,838	145,476
Lab and medical equipment capitalized leases	97,892	264,590
Total notes payable	2,004,785	1,834,076
Less unamortized debt discount	(36,032)	(74,653)
Total notes payable net of unamortized debt discount	1,968,753	1,759,423
Less current portion	(1,512,227)	(462,330)
Long term portion	$456,496	$1,297,093

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

On August 31, 2017, the Company and the note holder entered into a Note Forbearance, Modification and Repayment Agreement (“Agreement”). The two notes, $61,150 and $323,822, were payable in one balloon payment upon the date of a written demand and upon certain triggering events occurring. The total of unpaid principal and accumulated interest for both notes as of August 31, 2017 was $747,680 and an account payable of $40,596, for an aggregate total of $788,276.

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

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided. During the nine-month ended September 30, 2019, the Company did not make all required payments. However, the noteholder agreed to waive their default rights under the agreement for a payment commitment of $5,000 in December 2019.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. The imputed debt discount of $69,700 is amortized to interest expense using the effective interest method. For three and nine months ended September 30, 2019, the Company amortized $24,205 and $34,945, and for three and nine months ended September 30, 2018, the Company amortized $6,343 and $22,426 of debt discounts to current period operations as interest expense. At September 30, 2019, the Company is in default and is negotiating payment structure. The remaining unamortized debt discount at September 30, 2019 was charged to current period operations.

Weider Promissory Note

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. The Company recorded the promissory note to current period operations. Remaining outstanding balance as of September 30, 2019 was $491,525.

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

The remaining principle balance of the PowerUp Lending Group promissory note payable at September 30, 2019 and December 31, 2018 is $40,838 and $145,486, net of unamortized discount of $36,032 and $43,452, respectively.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The following summarizes the assets under capital leases:

	September 30, 2019	December 31, 2018
Classes of property
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(538,515)	(383,559)
	$86,087	$241,043

The following summarizes the current and long-term portion of capital leases:

	September 30, 2019	December 31, 2018
Current leases payable	$97,892	$225,084
Long-term leases payable	-	39,506
Total	$97,892	$264,590

The following summarizes total future minimum lease payments at September 30, 2019:

Period ending,
Three months ended December 31, 2019	60,000
Year ended December 31, 2020	40,000
Total minimum lease payments	100,000
Amount representing interest	(2,108)
Present value of minimum lease payments	97,892
Current portion of capital lease obligations	97,892
Capital lease obligation, less current portion	$-

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2019, the Company amortized $17,616 and $52,273; and $17,616 and $52,273 for the three and nine months ended September 30, 2018, of debt discounts to current period operations as interest expense, respectively.  The unamortized debt discount at September 30, 2019 is $46,911.

As of September 30, 2019, the remaining principle due was $1,397,762.

NOTE 8 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2019, and December 31, 2018, the Company’s officers and directors have provided advances in the aggregate of $374,901 and $234,901 respectively, for working capital purposes. The advances are unsecured, due on demand, and non-interest bearing.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the Company was obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six-month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties agreed to modify the voting rights of the subsequently cancelled Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stock holders to 25 votes per share on matters to be voted on by the common stock holders and all prior and subsequent payments of interest will be in common stock. The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six-month anniversary of the effective date for any accrued and unpaid interest.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to then pending litigation (See Note 11). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock according to the original conversion terms. In addition, and separate and apart from the conversion, Northstar received Eleven Million (11,000,000) shares of the Company’s common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). There was no effect of the 10% obligation as there were no international sales in 2017 or, to date, in 2018 Furthermore, a Northstar designee, Greg Knutson, was appointed as a member of the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella (with Dr. Comella no longer a member of the Board of Directors after September 1, 2019), each exercised their prior Northstar options to each receive a Five percent (5%) Member Interest in Northstar.  The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, respectively, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

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

SEPTEMBER 30, 2019

(unaudited)

On April 19, 2018, the Company issued 379,141 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,145 due April 1, 2019 per the forbearance agreement.

As of September 30, 2019, and December 31, 2018, the principal of this note was $262,000.

Officer and Director Notes

	September 30, 2019	December 31, 2018
Note payable, Mr. Tomas	$161,786	$483,393
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Dr. Comella*	255,579	147,711
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	-
Total	$2,317,365	$1,731,104
* Dr. Comella is no longer a member of the Board of Directors after September 1, 2019.

Notes payable, Mr. Tomas

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the nine months ended September 30, 2019, the Company paid off $321,607 of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2019 and December 31, 2018 is $161,786 and $483,393, respectively.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of September 30, 2019 and December 31, 2018 is $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. The principal outstanding balance of this note as of September 30, 2019 is $500,000.

At September 30, 2019 and December 31, 2018, the Company has recorded accrued interest on the outstanding and past notes to Mr. Tomas in the amount of $375,053 and $340,009, respectively, which is included in the accrued expenses on the balance sheet.

Notes payable, Dr. Comella

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the nine months ended September 30, 2019, the Company received $107,868 of previously paid balance of the outstanding promissory note. The principal outstanding balance of this note as of September 30, 2019 and December 31, 2018 is $255,579 and $147,711, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of September 30, 2019 and December 31, 2018 is $300,000.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of September 30, 2019 and December 31, 2018 is $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. The principal outstanding balance of this note as of September 30, 2019 is $300,000.

At September 30, 2019 and December 31, 2018, the Company has recorded accrued interest on the outstanding notes to Dr. Comella in the amount of $136,144 and $102,974, respectively, which is included in the accrued expenses on the balance sheet.

Dr. Comella is no longer a member of the Board of Directors after September 1, 2019.

Transactions with Pavillion

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for 6-month periods.  Compensation is at $250 per hour or, at the Company’s discretion, in shares of the Company’s common stock. For the nine months ended September 30, 2019 and 2018, the Company has incurred $0 and $90,000 of expense under the agreement, respectively. As of September 30, 2019, and December 31, 2018, the Company had $0 and $64,909, respectively, in accounts payable owed to Pavillion. On June 1, 2018, effective June 30, 2018, the Company terminated the agreement in accordance with its terms and no further compensation was derived by Pavillion.

Transactions with GACP

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”) with GACP, whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term (See “Lab and Medical Equipment Capitalized Lease” below). The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liability based on the estimated present value of the minimum lease payments (see Notes 4, 8 and 12).

In connection with the asset sale and lease agreement, the Company is obligated to accrue 10% of banking revenue as for marketing, offset by any incurred costs of the Company.  At September 30, 2019 and December 31, 2018, the outstanding accrued marketing obligation is $2,378 and $179,353, respectively (see Note 6).

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

In connection with the March 3, 2017 asset purchase agreement, the CEO and CSO of U.S. Stem Cell, Inc. were also retained as CEO and CSO of American Stem Cell Centers of Excellence, which is owned by General American Capital Partners (GACP), to help with scientific and successful operational deployment of clinics. Subsequently, the CSO of U.S. Stem Cell, Inc. has vacated her position.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of September 30, 2019 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. As of September 30, 2019, and December 31, 2018, GACP owns 4,021,945 shares of the Company’s common stock.

As a consequence of the Court Order (see Note 10), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into the following agreements, which are not yet effective, as discussed below

●

Termination and Release Agreement by and between GACP, the Company, and Michael Tomas and Kristin Comella dated September 24, 2019 (terminating the Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017).

●	Letter Agreement on Stem Cell Processing and Storage by and between the Company and American Cell Technology, LLC

The foregoing agreements are qualified in their entirety by reference to such documents, which are attached as Exhibits hereto.

NOTE 9 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2019, the Company issued an aggregate of 16,166,984 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $21,892 net gain in settlement of debt.

During the nine months ended September 30, 2019, the Company issued 3,500,000 shares of its common stock for services.

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

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

A summary of options at September 30, 2019 and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Options outstanding at December 31, 2018	112,970,693	$0.03294	8.7
Granted	33,400,000	$0.0057	10.0
Exercised	—
Forfeited/Expired	(25,332,038)	$0.02516
Options outstanding at September 30, 2019	121,038,655	$0.02663	7.2
Options exercisable at September 30, 2019	64,778,655	$0.02892	5.8
Available for grant at September 30, 2019	41,668,070

The following information applies to options outstanding and exercisable at September 30, 2019:

Exercise Price	Number Outstanding	Option Outstanding Options Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise price
$0.0043	13,600,000	6.05	$0.0043	8,050,000	$0.0043
0.00557	23,400,000	9.93	0.00557	-	0.00557
0.0196	21,550,000	5.34	0.0196	19,050,000	0.0196
0.02511	9,000,000	7.69	0.02511	9,000,000	0.02511
0.02576	2,220,000	8.86	0.02576	555,000	0.02576
0.03626	28,095,000	6.44	0.03626	19,985,000	0.03626
0.0536	22,500,000	7.68	0.0536	7,500,000	0.0536
0.15402	673,655	4.33	0.15402	638,655	0.15402
Total	121,038,655	6.8	$0.02701	64,778,655	$0.02964

The aggregate intrinsic value of the issued and exercisable options of $33,252 and $13,685, respectively, represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.006 as of September 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

On September 1, 2019, the Company granted an aggregate 33,400,000 options to purchase the Company’s common stock at $0.00557 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $192,189, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 215.10% and Risk-free rate: 1.45%.

The fair value of all options vesting during the three and nine months ended September 30, 2019 of $174,450 and $512,882, respectively, was charged to current period operations.

As of September 30, 2019, the Company had approximately $1,594,448 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.31 years.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Warrants

A summary of common stock purchase warrants at September 30, 2019 and activity during the nine months ended September 30, 2019 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,114,019	$14.735	9.1
Issued	-
Exercised	-
Expired	(1,768)	$532.10
Outstanding at September 30, 2019	1,112,251	$13.91	8.4
Exercisable at September 30, 2019	1,110,706	$3.24	8.4

The following information applies to common stock purchase warrants outstanding and exercisable at September 30, 2019:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 – 20.00	1,086,536	8.5	$1.267	1,086,536	$1.27
$20.01 – 30.00	19,543	4.4	$25.06	19,543	$25.06
$40.01 - 50.00	2,253	3.0	$48.83	2,253	$48.83
$50.01 –60.00	543	1.8	$60.00	543	$60.00
> $60.00	3,376	3.3	$3,988,74	1,831	$865.62
	1,112,251	8.4	$13.91	$1,110,706	$3.24

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.006 as of September 30, 2019, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at September 30, 2019 and December 31, 2018.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2019 other than that described above.

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

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. In an order dated June 4, 2019, the Court granted the defendants’ request to allow it the opportunity to work out the language of the form of injunction with the government, and if unsuccessful, to provide a status report to the Court by June 14, 2019, outlining areas of disagreement. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella) ‘not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.” On June 25, 2019, the Court entered an Order of Permanent Injunction, generally enjoining the defendants with respect to the SVF Product and requiring other actions. On – August 23, 2019, the Company has filed a notice of appeal of this judgment, and orders entered subsequent to the judgment.  In the interim, the Company has complied with the injunction requirements of the Court. The Company, in divesting certain equipment and other assets and assigning its lease, has and will continue to experience a decrease in revenues as the Company both maintains the remainder of the business and transitions into similar or unrelated business opportunities as determined by management (see Item 2 Existing Capital Resources and Future Capital Requirements and Plan of Operations below); However, management is not able to predict the duration, scope, results, or consequences of the  summary judgment and any transition of the business plan.  There can be no assurance that the Company will prevail on its appeal and obtain a reversal of the final judgment.

Since the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.  The Company sought guidance from the Court, which entered an order generally staying the requirement to destroy any SVF Product, pending a decision on the Company’s appeal.

Settlement Agreement and General Release

The Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month (see Note 7, Weider Promissory Note, above)

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 11 — FAIR VALUE MEASUREMENT

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

As of September 30, 2019, and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of September 30, 2019, and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of September 30, 2019 and December 31, 2018.

U.S. STEM CELL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 12 — SUBSEQUENT EVENTS

After September 30, 2019, the Company address has changed to 1560 Sawgrass Corporate Pkwy 4th Floor, Sunrise, FL 33323 with a month to month lease at a cost of $269.54 per month.

On October 15, 2019, the Company, as a result of being unable to meet the $0.01 bid test, is no longer being quoted on “The OTCQB® Venture Market” but is being reported on the “pink sheets” under the symbol “USRM.PK.”

As a consequence of the Court Order (see Note 10), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC, dated October 24, 2019.

In October 2019, the Company issued 1,692,353 shares of common stock as payment of $9,195.12 Northstar interest.

In October 2019, the Company issued an aggregate of 5,011,747 shares of common stock for services rendered.

In October 2019, the Company issued an aggregate of 2,661,935 shares of common stock for investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

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

Additional information concerning these, and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 13, 2019, in connection with the audit of our annual financial statements as of December 31, 2018, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2019 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

We are an enterprise in the regenerative medicine/cellular therapy industry. Our prior focus was on the discovery, development, and commercialization of cell based therapeutics. Our business included the development of proprietary cell therapy products as well as revenue generating physician and patient based regenerative medicine/cell therapy training services, revenues realized from an Asset Sale and Lease Agreement (See Notes 4, 5,  8, and 10 of the Financial Statements and description below) related to the segment of our company business involving collecting, growing and banking cell cultures treatment kits for humans and animals, and the operation of a cell therapy clinic.

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

US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC are partially owned investment of our company (in which we have a 49.9%, 49.9% and 49% respectively member interests), are physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. They are operating in compliance with the FDA 1271s which allow for same day medical procedures to be considered the practice of medicine. We isolate stem cells from bone marrow and also utilize platelet rich plasma and birth tissue products.

Our comprehensive map of products and services:

Our mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and personalized cellular therapeutic treatments.. Accordingly, we have developed a multifaceted portfolio of revenue generating products and services in our US Stem Cell Training, Vetbiologics, and US Stem Cell Clinic/Regenerative Wellness Clinic, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need for venture financings – a modern biotechnology company development strategy.

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

As of September 30, 2019 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect.

Recently, the June 25, 2019 Order of Permanent Injunction arising from the action brought by the Department of Justice (see Note 10 of the Financial Statements and Part II, Item 1 herein), has resulting in management considering modifications to our business model in order to offset the loss of revenue resulting from the consequences of this Injunctive Order. As of the date herein, no specific undertakings have commenced. Since the Court’s issuance of the Order of Permanent Injunction, we have received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that we preserve cells in our possession.

As a consequence of the Court Order (see Note 10), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into the following agreements, which are not yet effective, as discussed below

●

Termination and Release Agreement by and between GACP, the Company, and Michael Tomas and Kristin Comella dated September 24, 2019 (terminating the Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017 and any contractor agreement with officers of our company).

●	Letter Agreement on Stem Cell Processing and Storage by and between the Company and American Cell Technology, LLC;
●	Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC, dated October 24, 2019.

The foregoing agreements are qualified in their entirety by reference to such documents, which are attached as Exhibits hereto.

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

Results of Operations Overview

We are a research and development company and our product candidates have not received regulatory approval or generated any material revenues and is not expected generate revenues until commercialization  , if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In addition, and as a result of the Court Order (see Note 10), we resolved to divest our company of certain equipment and other assets which will substantially reduce our ability to generate revenues until such time as alternative revenue producing materialize as well as assign our lease.

Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018

Revenues

We recognized revenues of $156,591 for the three months ended September 30, 2019. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, , and laboratory services. We recognized revenues of $1,503,884 for the three months ended September 30, 2018 from the sale of MyoCath catheters, physician training, patient studies and laboratory services. Due to the Injunction, as described in our Note 10 to our financial statements, our revenue for 2019 has been severely reduced.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $137,366 and $544,398 in in the three-month periods ended September 30, 2019 and 2018, respectively. Associated gross margins were $19,225 (12.3%) and $959,486 (63.8%) for the three months periods ended September 30, 2019 and 2018, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended September 30, 2019, a decrease of $599 from the research and development expenses of $599 in the three-month period ended September 30, 2018. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,616,970 for the three-month period ended September 30, 2019 compared to $1,177,638 for the three-month period ended September 30, 2018, an increase of $439,332. The increase in costs are primarily due to annual compensation review of employees and officers in the current year, as compared to the prior year.

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

(Gain) Loss on settlement of debt

During the three months ended September 30, 2019, we incurred a net gain of $33,203 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $80,200 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the three months ended September 30, 2019 and 2018, we recognized $32,211 and $32,211 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended September 30, 2019 and 2018, our pro rata share of its income (loss) was $(33,478) and $160,216, respectively

Interest Expense

Interest expenses during the three months ended September 30, 2019 were $91,140 compared to $384,813 for the three months ended September 30, 2018. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2019 and 2018 was $46,739 and $32,293, respectively.

Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018

Revenues

We recognized revenues of $2,763,385 for the nine months ended September 30, 2019. These revenues were generated from the sales of kits and equipment, services, MyoCath Catheters, and laboratory services. We recognized revenues of $5,037,242 for the nine months ended September 30, 2018 from the sale of MyoCath catheters, physician training, patient studies and laboratory services. Due to the Injunction, as described in our Note 11 to our financial statements, our revenue for 2019 has been severely reduced.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, production of systems and materials, physician course materials, kits and clinic supplies required for patient studies.

Cost of sales were $1,297,926 and $1,615,431 in in the nine month periods ended September 30, 2019 and 2018, respectively. Associated gross margins were $1,597,926 (57.8%) and $3,421,811 (67.9%) for the nine months periods ended September 30, 2019 and 2018, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $263 in the nine-month period ended September 30, 2019, a decrease of $4,264 from the research and development expenses of $4,527 in the nine-month period ended September 30, 2018. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $3,628,652 for the nine-month period ended September 30, 2019 compared to $4,468,121 for the nine-month period ended September 30, 2018, a decrease of $839,469. The decrease in costs are primarily due to decreases in consulting and other professional fees, decrease in sales and marketing expenses and stock based and other compensation, as compared to the prior year.

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

Gain on settlement of debt

During the nine months ended September 30, 2019, we incurred a net gain of $21,892 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $45,013 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536, which we will recognize to operations over the term of the lease (36 months). During the nine months ended September 30, 2019 and 2018, we recognized $96,634 and $96,634 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the nine-months ended September 30, 2019 and 2018, our pro rata share of its income was $93,778 and $263,322, respectively

Interest Expense

Interest expenses during the nine-months ended September 30, 2019 were $850,677 compared to $1,068,238 for the nine-months ended September 30, 2018. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2019 and 2018 was $141,296 and $164,312, respectively.

Stock-Based Compensation

Stock-based compensation reflects our recognition as an expense of the value of stock options and other equity instruments issued to our employees and non-employees over the vesting period of the options and other equity instruments. We have granted to our employee’s options to purchase shares of common stock at exercise prices equal to the fair market value of the underlying shares of common stock at the time of each grant, as determined by our Board of Directors, with input from management.

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

Concentrations of Credit Risk

As of September 30, 2019, two customers represented 55% and 21%, respectively, representing an aggregate of 76% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 10%, 16% and 10% respectively, representing an aggregate of 77% of the Company’s accounts receivable.

For the three months ended September 30, 2019, the Company’s revenues earned from sale of products and services were $156,591, of which three customers, one a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 27%, 21% and 11% (related party).  For the three months ended September 30, 2018, the Company’s revenues earned from sale of products and services were $1,503,884, of which two customers represented 12% and 10%, respectively, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49% interest) represented 12% of Company’s revenue.

For the nine months ended September 30, 2019, the Company’s revenues earned from sale of products and services were $2,763,385, of which one customer represented, a related party, (US Stem Cell Clinic LLC, a partly owned investment in with the Company holds a 49.9% interest), represents 12% of Company’s revenue.

For the nine months ended September 30, 2018, the Company’s revenues earned from sale of products and services were $5,037,242, of which two customers represented 11% and 8% respectively, of Company’s revenue, one of which is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 11%.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the nine months ended September 30, 2019, we incurred negative cash flow from operations of $991,136 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Net cash used in operating activities was $991,136 in the nine-month period ended September 30, 2019 as compared to $577,245 of cash provided in the nine-months ended September 30, 2018.

Our cash used in for operations in the nine-months ended September 30, 2019 reflected a net loss generated during the period of $3,158,293, adjusted for non-cash items such as stock-based compensation of $586,382, notes payable issued for services rendered of $800,000, depreciation of $154,956, amortization of debt discounts and non-cash interest of $141,296, bad debts of $30,869 and promissory note issued in pre-trial settlement of $500,000, net with gain on sale of property and equipment of $96,634, gain on settlement of debt of $21,892 and income from investments of $93,778. In addition, we had a net increase in operating assets of $13,785 and a decrease in accrued expenses of $4,507 and deferred revenue of $112,390, net with increase accounts payable of $269,070.

Investing Activities

Net cash provided by investing activities was $166,833 for the nine-months ended September 30, 2019 represented proceeds from our equity investment as compared to cash provided by investing activities of $214,200 from our equity investments for the same period last year.

Financing Activities

Net cash used in financing activities was an aggregate of $454,739 in the nine-month period ended September 30, 2019 as compared to cash used of $330,091 in the nine-month period ended in September 30, 2018. In the six-month period ended September 30, 2019, we received $140,000 from advances from related party, net with repayments of notes payable of $381,000 and $213,739 related party notes.

Existing Capital Resources and Future Capital Requirements and Plan of Operations

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

At September 30, 2019, we had cash and cash equivalents totaling $78,104. However, our working capital deficit as of such date was approximately $7.1 million.

Along with diversifying the portfolio of products distributed by our company, including equipment and biologics, it is the intention of our Company to both continue to adhere to the Court Order (see Note 10 of the Financial Statements) as well as re -establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and we believe that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc. , an operating division of our company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of our company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. In addition, our company is transitioning the current clinics to a more diversified regenerative medicine platform, while complying with recent court rulings. While not providing legal advice, our company may also engage in managing third-party clinics to ensure they too abide by recent regulatory requirements

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAR II — OTHER INFORMATION

Item 1. Legal Proceedings

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinic, LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously. Trial is set for the trial calendar running from January 6, 2020 through March 20, 2020.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017, of which $89,000 is included in accrued expenses at September 30, 2019 and December 31, 2018.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2019 other than that described above.

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

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. In an order dated June 4, 2019, the Court granted the defendants’ request to allow it the opportunity to work out the language of the form of injunction with the government, and if unsuccessful, to provide a status report to the Court by June 14, 2019, outlining areas of disagreement. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella) ‘not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.” On June 25, 2019, the Court entered an Order of Permanent Injunction, generally enjoining the defendants with respect to the SVF Product and requiring other actions. On August 23, 2019 – [date], the Company has filed a notice of appeal of this judgment, and orders entered subsequent to the judgment.  In the interim, the Company has complied with the injunction requirements of the Court. The Company, in divesting certain equipment and other assets and assigning its lease, has and will continue to experience a decrease in revenues as the Company both maintains the remainder of the business and transitions into similar or unrelated business opportunities as determined by management (see Existing Capital Resources and Future Capital Requirements and Plan of Operations above); However, management is not able to predict the duration, scope, results, or consequences of the  summary judgment and any transition of the business plan.  There can be no assurance that the Company will prevail on its appeal and obtain a reversal of the final judgment.

Since the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.  The Company sought guidance from the Court, which entered an order generally staying the requirement to destroy any SVF Product, pending a decision on the Company’s appeal.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2019

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009

4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010.
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19(16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20(16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23(18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24(18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25(18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26(20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
10.28(22)	Second Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
10.29(23)	Termination and Release Agreement by and between GACP, the Company, and Michael Tomas and Kristin Comella dated September 24, 2019.

10.30(23)	Letter Agreement on Stem Cell Processing and Storage by and between the Company and American Cell Technology, LLC, dated September 24, 2019
10.31(24)	Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC, dated October 24, 2019.
14.1(2)	Code of Business Conduct and Ethics
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

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(5)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(6)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(13)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(14)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2014.
(16)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(17)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(18)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(19)	Incorporated by reference to the text of the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(20)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 8, 2017.
(21)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on April 16, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019.
(23)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on September 27, 2019.
(24)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 24, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: November 6, 2019	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer