Form 10-K
period 2019-12-31
U.S. Stem Cell, Inc.
filed 2021-07-16
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ___________

U.S. STEM CELL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	001-33718	65-0945967
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

1560 Sawgrass Corporate Pkwy

4th Floor, Sunrise, FL 33323

(Address of Principal Executive Offices)

(954) 835-1500

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	USRM	OTC

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019, the last trading day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTC Markets, Inc., for the quarter ended June 30, 2019, was approximately $3,730,263. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 15, 2021 was 452,413,153.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Documents Incorporated By Reference            None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2019

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

• our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the funding of our development programs;

• our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

• whether a large global market is established for our cellular-based products and services and our ability to capture a meaningful share of this market;

• the effect of any U.S. Food and Drug Administration rulings, rules and regulations;

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

• our ability to bring our filings with the Securities and Exchange Commission current and maintain current filings;

• the economic effects of the pandemic, the promptness of distribution of vaccines, domestically and internationally to limit the impact of COVID-19, the effect of new variants of COVID-19, and the short and long term economic impact of COVID-19 on the marketplace

The factors discussed herein, including those selected risks described in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “U.S. Stem Cell” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Index

PART I

Item 1. BUSINESS

OVERVIEW

We are a biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of disease and injury. We are also a regenerative medicine company specializing in physician/veterinary training and certification and stem cell products. Our lead cardiac product candidate is MyoCell™, an innovative clinical therapy designed to populate regions of scar tissue within a patient’s heart with autologous muscle cells, or cells from a patient’s body, for the purpose of improving cardiac function in chronic heart failure patients.  Our lead product for in clinic use was Adipocell, a proprietary kit for the isolation of adipose derived stem cells which, as of the date of this filing, is currently on hold.

Biotechnology Product Candidates

We are an enterprise in the regenerative medicine/cellular therapy industry. Our prior focus was on the discovery, development, and commercialization of cell based therapeutics. Our business included the development of proprietary cell therapy products, distribution of regenerative medicine products, as well as revenue generating physician and patient based regenerative medicine/cell therapy training services,

US Stem Cell Training, Inc. (“SCT”), an operating division of our company, is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients. SCT also provides in-person and online training courses which are delivered through in-person presentations at SCT’s state of the art facilities and globally at university, hospital and physician’s office locations as well as through online webinars. Additionally, SCT provides hands-on clinical application training for physicians and health care professionals interested in providing regenerative medicine / cell therapy procedures.

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

During fiscal 2019, we had interests in US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC as partially owned investments of our company (in which we had a 49.9%, 49.9% and 49% respectively member interests), which were physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant. .

U.S. Stem Cell’s comprehensive map of products and services:

Index

U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 1560 Sawgrass Corporate Parkway 4th FL, Sunrise FL 33323 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www. us-stemcell.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is expressly not incorporated by reference in the Annual Report on Form 10-K.

The Annual Report includes the following trademarks, service marks and trade names owned by the Company: U.S. Stem Cell, Inc. ™, US Stem Cell Training, Vetbiologics, MyoCell ™ and Adipocell ™. These trademarks, service marks and trade names are the property of U.S. Stem Cell, Inc. and its affiliates.

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

In our pipeline, subject to development based on future financing, we have multiple product candidates for the treatment of heart damage, including MyoCell™ and Myocell SDF-1. MyoCell and MyoCell SDF-1 are autologous muscle-derived cellular therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell™. MyoCell SDF-1 is similar to MyoCell but the myoblast cells to be injected for use in MyoCell SDF-1 are modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors.

At present, our development pipeline is on hold.

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

Our completed clinical trials of MyoCell™ were primarily targeted to patients with severe, chronic damage to the heart, who are in Class II or Class III heart failure according to the New York Heart Association, or NYHA, heart failure classification system. The NYHA system classifies patients in one of four categories based on how limited they are during physical activity. NYHA Class II heart failure patients have a mild limitation of activity and are generally comfortable at rest or with mild exertion while NYHA Class III heart failure patients suffer from a marked limitation of activity and are generally comfortable only at rest.

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

Advancement of the MyoCell™ and MyoCell™ SDF-1 clinical development programs is contingent, among many factors, upon the Company obtaining access to sufficient funding to execute the necessary clinical trials to achieve proof of efficacy and regulatory authorization to market such products.. No assurances can be provided that such development programs will be realized.

Adipocell

Adipocell, a proprietary kit for the isolation of adipose derived stem cells which, as of the date of this filing, is currently on hold.

Business Strategy

U.S. Stem Cell’s mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and distribution of products in the industry.

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required U.S. Stem Cell to adapt its mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, U.S. Stem Cell developed a multifaceted portfolio of revenue generating products and services in its US Stem Cell Training and Vetbiologics, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need venture financings – a modern biotechnology company development strategy. On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company has retained counsel to defend in this action. On June 25, 2019, the federal court for the Southern District of Florida ruled in favor of the government, enjoining the Company and the other defendants from certain product sales and processes. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13, 2021. On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. The Company did not challenge the district court’s judgment upon any other ground. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis.

Index

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

U.S. STEM CELL, INC.

U.S. Stem Cell markets several products to physicians for in clinic regenerative medicine use. These products include equipment (centrifuges, heating block, laminar hood, autoclave) for laboratory use. We are also providing a variety of materials necessary to obtain bone marrow including, trocars, syringes and other supplies.

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

GENERAL AMERICAN CAPITAL PARTNERS

On March 3, 2017, we entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, we are required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, we returned all leased equipment and along with any maintenance records, logs, etc. in our  possession to the lessor with no right of repurchase. Further, as a consequence of the Court Order , the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. The divestiture became effective October 10th, 2019.

Index

Royalty Agreement/Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The royalty payment is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of December 31, 2019 and 2018 was $65,500 and $68,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Historic Subsidiaries:

During fiscal 2019, we had interests in US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC as partially owned investment of our company (in which we had a 49.9%, 49.9% and 49% respectively member interests), which were physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. . During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

The following is a description of such subsidiaries when they were subsidiaries of our company is fiscal 2019 (the Company is not providing any update since divesting itself of the Member Interests in such subsidiaries; all information provided is limited to their relevance to the business of the Company in fiscal 2019:

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

US STEM CELL CLINIC, LLC, REGENERATIVE WELLNESS CLINIC, LLC and US STEM CELL OF THE VILLAGES, LLC

US Stem Cell Clinic LLC, Regenerative Wellness Clinic LLC and US Stem Cell of the Villages LLC, partly owned investments, are offering in-clinic regenerative medicine treatments to patients suffering from degenerative diseases. Adipose stem cells can be obtained from the patient easily, abundantly, and with minimal patient discomfort. Clinical applications for patients can be performed in an office setting using autologous adipose-derived stem cells. Current applications include orthopedic conditions (tendon/ligament injuries, osteoarthritis, etc.), degenerative conditions (COPD, diabetes), neurological (MS, Parkinson’s, spinal cord injuries, autism, etc.) and auto-immune (RA, Crohn’s, colitis, lupus). Pricing depends on application and ranges from $5,000 to $12,000. We will provide operating assistance as well as management services to US Stem Cell of the Villages LLC, the latter to be compensated at fee of five percent (5%) of the LLC gross revenues. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

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

As of December 31, 2019, the Company had a bank overdraft of $1,520 and a working capital deficit (current liabilities in excess of current assets) of $8,684,422. During the year ended December 31, 2019, the net loss was $3,835,337 and net cash used in operating activities was $1,210,994. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 3, 2018, the Company renewed the loan with Seaside National Bank and Trust extends the maturity date to May 18, 2020, all other terms and conditions remain unchanged. On May 18, 2020, the Seaside loan was turned into a Demand Note with no fixed maturity date but with a redocumentation requirement every four years. The new redocumentation deadline is May 2022. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

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

Our independent registered public accounting firm issued its report dated July 15th, 2021 in connection with the audit of our financial statements as of December 31, 2019, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, the notes to our financial statements for the year ended December 31, 2019 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell™ product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2018, we have accumulated a deficit of approximately $133.6 million. Our MyoCell™ product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

Risks Related to Product Development

All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. We depended heavily on the success of our MyoCell™ product candidate. If we are unable to commercialize any of our other product candidates or experience significant delays in doing so, our business may fail.

●

We have invested a significant portion of our efforts and financial resources in our MyoCell™ product candidate and depended heavily on its success. MyoCell™ was in the clinical testing stage of development, although we have suspended work under our clinical trials.

●

We need to devote significant additional research and development, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure.

●

We are likely to encounter hurdles and unexpected issues as we proceed in the development of our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

●	our product candidates will be deemed ineffective, unsafe or will not receive regulatory approvals;

Index

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

U.S. Food and Drug Administration injunction has curtailed our business.

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company  retained counsel to defend in this action. On June 25, 2019, the federal court for the Southern District of Florida ruled in favor of the government, enjoining the Company and the other defendants from certain product sales and processes. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13, 2021. On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. The Company did not challenge the district court’s judgment upon any other ground. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis.

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

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company’s issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. The Company, as of the date of this report, not current in its filings but is making efforts to bring the filings current. A sale under Rule 144 or under any other exemption from the Securities Act of 1933, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our “restricted securities”, whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933. Currently, we are not current in our report and the exemption to registration required pursuant to Rule 144 is unavailable to our shareholders. While we intend to bring our filings current to permit the use of the exemption to registration required pursuant to Rule 144, there can be no assurances as to timing and subsequent continued filings.

Index

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2019.

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified is that we do not have sufficient segregation of duties within accounting functions, which is a basic internal control, although the Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy, and Mr. Anderson. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the board. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

COVID-19.

We cannot, at this point, determine the extent to which COVID-19 outbreak will impact business or the economy as both are highly uncertain and cannot be predicted.

Index

THE OUTBREAK OF THE CORONAVIRUS MAY NEGATIVELY IMPACT SOURCING AND MANUFACTURING OF THE PRODUCTS THAT WE SELL AS WELL AS CONSUMER SPENDING, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

THE OUTBREAK OF THE COVID-19 MAY ADVERSELY AFFECT OUR MARKET.

Further, such risks as described above could also adversely affect our market, resulting in reduced spending in non-COVID-19 health care. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial interruption of our operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

An economic recession had set in from the pandemic in 2020 and into 2021. This outbreak could decrease spending, adversely affect demand for our products, and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak or the timing and the degree to which economic recovery will be realized post-pandemic and, consequently, its effects on our business or results of operations, financial condition, or liquidity, at this time. We cannot anticipate the effect that the impairments caused by the COVID-19 pandemic or the degree to which the economy rebounds post-pandemic will have on our fiscal 2021 results, or the effectiveness and distributions of recently announced vaccines and changes to mask mandate policies. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED HEREIN AND IN OUR PRIOR FILINGS.

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

Item 2. Properties

Our headquarters are located in Sunrise, Florida which we currently lease on a month-to-month basis at a monthly lease rate of $99.00.

We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.

Index

Item 3. Legal Proceedings

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously. On December 6, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement is $30,050 and $48,500 as of December 31, 2019 and 2018, respectively.

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2019 or subsequent to December 31, 2019 other than that described above.

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company has retained counsel to defend in this action. . On June 25, 2019, the federal court for the Southern District of Florida ruled in favor of the government, enjoining the Company and the other defendants from certain product sales and processes. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13, 2021. On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’judgement. The Company did not challenge the district court’s judgment upon any other ground. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis.

Item 4. Mine Safety Disclosures.

Not applicable

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Markets, Inc. (OTC) under the symbol “USRM”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2018
	High	Low
First Quarter	$0.0810	$0.0274
Second Quarter	$0.0800	$0.0250
Third Quarter	$0.0395	$0.0300
Fourth Quarter	$0.0353	$0.0124

	Fiscal Year 2019
	High	Low
First Quarter	$0.0300	$0.0175
Second Quarter	$0.0255	$0.0089
Third Quarter	$0.0100	$0.0041
Fourth Quarter	$0.0064	$0.0036

Holders

As of December 31, 2019, there were approximately 479 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	111,120,474	0.02474	34,168,070
Equity compensation plans not approved by security holders (2)	1,110,468	12.84	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

●	1,000,000 warrants issued for services at $0.2713 per share issued on August 27, 2018 expiring ten years from date of issuance.

Index

Recent Sales of Unregistered Securities

In fiscal 2019, we issued an aggregate of 22,371,084 shares of our common stock, having a fair value of $348,460, in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, we issued an aggregate of 4,000,000 shares of our common stock, having a fair value of $89,250, for services and we sold an aggregate of 13,276,707 shares of our common stock for gross cash proceeds of $50,000. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506(b) promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. We filed a Notice of Exempt Offering of Securities on Form D on May 4, 2018.

Issuer Purchases of Equity Securities

None.

Transfer Agent: Continental Stock Transfer & Trust Company, One State Street, 30th Floor, New York, NY 10004 acts as transfer agent for our common stock.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2019 or 2018.

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

Our Ability To Continue as a Going Concern

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Yearly Report on Form 10-K (the “Form 10-K”).This determination was based on the following factors, as of December 31, 2019, the Company had a bank overdraft of $1,520 and a working capital deficit (current liabilities in excess of current assets) of $8,684,422. During the year ended December 31, 2019, the net loss was $3,835,337 and net cash used in operating activities was $1,210,994. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  As part of its long term goal, management of the Company will refocus on its animal health division while it evaluates its future opportunities for its human division and subsidiary.

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

GENERAL AMERICAN CAPITAL PARTNERS

On March 3, 2017, we entered into an asset sale and lease agreement (sale/leaseback transaction; “Asset Sale and Lease Agreement”), with GACP (General American Capital Partners) Stem Cell Bank LLC, a Florida limited liability company (“GACP) whereby we sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three year term.  The lease includes a base monthly rental payment of $20,000, due the first day of each calendar month.  In addition, we are required to pay 2.3%, 22.5% and 31.6% of revenues collected on deposits arising from cell banking business for years 1, 2 and 3, respectively.  At the expiration of the lease, we are required to return all leased equipment and along with any maintenance records, logs, etc. in our  possession to the lessor with no right of repurchase. As a consequence of the Court Order dated June 4, 2019 (see Note 12 “Government Claim”), the Company resolved to terminate its relationship with GACP and divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture.

Subsequent events

During the year ended December 31, 2020, the Company issued an aggregate of 10,354,560 shares of its common stock, having a fair value of $51,914, in settlement of outstanding accounts payable. In connection with the issuances, the Company incurred a $3,586 net gain on settlement.

During the year ended December 31, 2020, the Company issued 3,481,467 shares of its common stock, having a fair value of $21,744, in lieu of payment in cash of accrued and unpaid interest of $18,340, resulting in a loss on settlement of $3,404.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella.

Results of Operations Overview

Revenues

Our primary source of revenue is from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance. We do not expect to generate substantial revenues until we obtain regulatory approval for and commercialize our product candidates.

Index

We recognized revenues of $3,072,293 in 2019 compared to revenues of $6,700,888 in 2018. Our revenue in 2019 was generated from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenues for 2018 were generated from the sale, test kits and equipment, training services, patient treatments and laboratory services, and cell banking.

As a consequence of the Court Order (see Note 12) the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs consistent with products and services provided.

Cost of sales was $1,335,237 in the year ended December 31, 2019 compared to $2,110,532 in the year ended December 31, 2018.  The decrease is due to the decrease in revenues.

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

Index

A summary of options at December 31, 2019 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2018	112,970,693	$0.0329	8.7
Granted	40,900,000	$0.0055	10.0
Exercised	-
Forfeited/Expired	(42,750,219)	$0.0280
Options outstanding at December 31, 2019	111,120,474	$0.0247	8.3
Options exercisable at December 31, 2019	55,026,724	$0.0255	7.9
Available for grant at December 31, 2019	34,168,070

A summary of stock option activity for the year ended December 31, 2019 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Weighted Average Exercise price	Exercisable Number of Options	Weighted Average Exercise price
$0.000 to $0.010	41,900,000	9.0	$0.0051	13,050,000	$0.0043
$0.011 to $0.020	16,300,000	6.7	0.0196	13,800,000	0.0196
$0.021 to $0.030	9,710,000	8.9	0.0253	8,052,500	0.0252
$0.0363	22,735,000	7.6	0.0363	14,680,000	0.0363
$0.0536	20,000,000	8.4	0.0536	5,000,000	0.0536
$0.1540	475,474	5.8	0.1540	444,224	0.1540
Total	111,120,474	8.3	$0.0247	55,026,724	$0.0255

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

On September 1, 2019, the Company granted an aggregate 33,400,000 options to purchase the Company’s common stock at $0.0056 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $192,189, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 215.10% and Risk-free rate: 1.45%.

On November 18, 2019, the Company granted to its directors an aggregate of 7,500,000 options to purchase the Company’s common stock at $0.0049 per share that vested immediately and are exercisable for 10 years. The aggregate fair value of $34,477, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 213.97% and Risk-free rate: 1.81%.

Index

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0035 as of December 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2019 and 2018 was $735,176 and $753,007, respectively. As of December 31, 2019, the Company had $1,415,552 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.24 years.

Warrants

A summary of common stock purchase warrants for the year ended December 31, 2019 is presented below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years
Outstanding at December 31, 2018	1,114,019	$14.7350	9.1
Issued	-
Exercised	-
Expired	(3,551)	$607.31
Outstanding at December 31, 2019	1,110,468	$12.84	8.2
Exercisable at December 31, 2019	1,108,923	$2.14	8.2

The following information applies to common stock purchase warrants outstanding and exercisable at December 31, 2019:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Exercisable Number of Warrants	Weighted Average Exercise Price
$0.01 –20.00	1,086,536	8.2	$1.27	1,086,536	$1.27
$20.01 –30.00	19,543	4.2	$25.06	19,543	$25.06
$40.01 –50.00	2,253	2.8	$48.83	2,253	$48.83
$50.01 –60.00	543	1.6	$60.00	543	$60.00
> 60.00	$1,593	6.8	$7,690.00	48	$7,690.00
	1,110,468	8.2	$12.84	$1,108,923	$2.14

On August 27, 2018, we issued 1,000,000 warrants to purchase our company’s common stock at $0.02713 per share for services rendered, vesting 6 months from issuance and exercisable over 10 years. The aggregate fair value of $24,986, determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.01% and Risk free rate: 2.85%.

Interest Expense

Interest expense during the year ended December 31, 2019 was $981,001 compared to $1,444,807 for the year ended December 31, 2018. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan,  the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt,  the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

The debt discounts amortization and non-cash interest incurred during the year ended December 31, 2019 and 2018 was $198,355 and $195,967, respectively. There was nominal change in interest year over year.

On January 3, 2018, we  renewed the loan with Seaside National Bank and Trust extend the maturity date to May 18, 2020 all other terms and conditions remain unchanged. On May 18, 2020, the Seaside loan was turned into a Demand Note with no fixed maturity date but with a redocumentation requirement every four years. The new redocumentation deadline is May 2022.

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

Index

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

Comparison of Years Ended December 31, 2019 and December 31, 2018

Revenues

We recognized revenues of $3,072,093 in 2019, revenues generated from the sale of, kits and equipment, services, and laboratory services.  In 2018, we recognized revenues of $6,700,888, revenues generated from the sales of kits and laboratory services. Variance year over year was due to increased competition and saturated market.

Cost of Sales

Cost of sales was $1,335,237 in 2019 and $2,110,532 in 2018. Variance was due to increased cost of service materials for the tissue bank.

Research and Development

Research and development expenses were $263 in 2019, a decrease of $5,176 from research and development expenses of $5,439in 2018. The decrease was primarily attributable to a decrease in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Marketing, general and administrative expenses were $4,454,711 in 2019, a decrease of $1,227,585 from marketing, general and administrative expenses of $5,682,296 in 2018. The decrease is due to reduced operations due to the Court order.

Gain (loss) on settlement of debt

During the year ended December 31, 2019, we recognized a net gain of $214,883 primarily related to the dissolved GACP transaction and divestiture of assets. In 2018, we recognized a gain of $5,625 primarily related to the settlement of accounts payable and accrued interest.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $128,845 which is recognized as of the divestiture of the assets in October 2019. During the year ended December 31, 2019, we recognized $128,845 in current period operations as compared to $107,371 for the previous year.

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

Index

Interest Expense

Interest expense was $981,001 in 2019 compared to interest expense of $1,444,807 in 2018. Non-cash interest comprised of amortization of debt discounts and totaled $198,355 in 2019 as compared to $195,967 in 2018.  Variance in interest due to amortization of capitalized expenses.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2019, we continued to finance our operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities during the year ended December 31, 2019 was $1,210,994 and consisted primarily of a net loss of $3,835,337, a decrease in deferred revenue of $272,865, gain on settlement of notes payable and accrued interest of $214,883, gain on sale of equipment of $128,845 and income on equity investments of $117,318, partially offset by related party notes payable issued for services rendered of $978,077, stock-based compensation of $824,426, notes payable issued in pre-trial settlements of $698,937, an increase in accounts payable of $344,536, depreciation and amortization expense of $242,615 and amortization of debt discount of $198,335.

Net provided by operating activities during the year ended December 31, 2018 was $602,467 and consisted primarily of stock-based compensation of $1,227,924, related party notes payable issued for services rendered of $800,000, an increase in accounts payable of $426,263, an increase in accrued expenses of $226,673, depreciation and amortization expense of $207,132 and amortization of debt discount of $195,967, partially offset by a net loss of $2,160,427, income on equity investments of $247,813 and gain on sale of equipment of $128,845.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $166,834 and consisted of proceeds from equity investments.

Net cash provided by investing activities for the year ended December 31, 2018 was $311,700 and consisted of proceeds from equity investments.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $312,986 and consisted primarily of repayments of notes payable of $512,486 and repayments of related party notes of $321,607, partially offset by proceeds from related party advances of $276,843 and proceeds from related party notes of $107,868.

Net cash used in financing activities for the year ended December 31, 2018 was $543,820 and consisted primarily of repayments of related party notes of $708,422 and repayments of notes payable of $656,468, partially offset by proceeds from sale of common stock of $367,700, proceeds from notes payable of $220,211, proceeds from related party advances of $130,000 and equity contribution by related party of $103,159.

Index

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

At December 31, 2019, we had cash and cash equivalents totaling $0; our working capital deficit as of such date was $8,684,422. Our independent registered public accounting firm has issued its report dated July 15th 2021 in connection with the audit of our financial statements as of December 31, 2019 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2019, we had $6,691,144 in outstanding debt, net of debt discount of $79,744.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Principal Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) who also acts as our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our CEO/ CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Index

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by hiring a full-time CFO with SEC reporting experience in the future and expanding accounting staff when working capital permits and by working with our independent registered public accounting firm to refine our internal procedures. We currently address the limitations through a separately-designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of our Audit Committee are Mr. Borman, who serves as Chairperson of the Audit Committee, Dr. Murphy, and Mr. Anderson. Our Board of Directors has determined that Mr. Borman qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

The Company is a smaller reporting company and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our current executive officers and directors

Mike Tomas	56	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	97	Director, Chairman of the Board
Mark P. Borman	66	Director
Sheldon T. Anderson	70	Director
Greg Knutson	69	Director

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

Index

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

Index

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2019 and 2018, the aggregate compensation awarded to/earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2019, or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2019	$880,603	$500,000	(1)	$—	$121,979	(2)(3)				$1,502,582
CFO and Director	2018	$1,305,837	$500,000	(4)	$—	$991,602	(5)(6)				$2,797,439

Kristin Comella Chief Science	2019	139,799	300,000	(1)	—	$57,542	(2)				$497,341
Officer and Director*	2018	452,588	300,000	(4)	—	$512,111	(5)(6)				$1,264,699

(1)

On July 1, 2019, Mr. Tomas and Ms. Comella received $500,000 and $300,000, respectively, promissory notes for bonuses awarded.   The promissory notes bear 5% interest per annum, unsecured and were due on demand

(2)

On September 1, 2019, Mr. Tomas and Ms. Comella were granted 20,000,000 and 10,000,000, respectively, options to purchase the Company’s common stock at $0.00557 per share for ten years, vesting over four years at each anniversary.

(3)	On November 18, 2019, Mr. Tomas was granted 1,500,000 options to purchase the Company’s common stock at $0.00495 per share for ten years, vesting immediately.
(4)

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

(6)	On December 3, 2018, Mr. Tomas and Ms. Comella were granted 1,500,000 options (each) to purchase the Company’s common stock at $0.02511 per share for ten years, vesting immediately.

*Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

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

Employment Agreements

Employment Agreements

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2019 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum.

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Kristin Comella, Chief Scientific Officer, for $400,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors approved a bonus of $300,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note. On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Kristin Comella, Chief Scientific Officer, for $400,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors approved a bonus of $300,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note. Effective September 1, 2019, Dr. Comella resigned from the Company.

Index

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2019:

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	0.15402	6/18/2020
	500	-	0.15402	8/12/2021
	500	-	0.15402	1/16/2022
	2,000	-	0.15402	8/6/2022
	10,000	-	0.15402	8/1/2023
	400	-	0.15402	9/1/2023
	10,000	-	0.15402	2/24/2024
	800	-	0.15402	2/24/2024
	4,299	-	0.15402	5/24/2024
	10,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	-	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	10,000,000	2,500,000	0.01960	9/19/2026
	10,000,000	5,000,000	0.00430	2/6/2027
	15,000,000	7,500,000	0.03626	8/7/2027
	1,500,000	-	0.03626	8/7/2027
	20,000,000	15,000,000	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028
	20,000,000	20,000,000	0.00557	9/1/2029
	1,500,000	-	0.00495	11/18/2029

Kristin Comella*	20	-	0.15402	1/19/2019
	3	-	0.15402	3/13/2019
	30	-	0.15402	5/28/2019
	250	-	0.15402	8/12/2021
	500	-	0.15402	8/6/2022
	5,000	-	0.15402	8/1/2023
	5,000	-	0.15402	2/24/2024
	400	-	0.15402	2/24/2024
	5,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	1,000	-	0.15402	2/2/2025
	175,131	-	0.15402	11/2/2025
	5,000	-	0.15402	11/2/2025
	1,500,000	-	0.01960	9/19/2026
	5,000,000	1,250,000	0.01960	9/19/2026
	5,000,000	2,500,000	0.00430	2/6/2027
	7,500,000	3,750,000	0.03626	8/7/2027
	1,500,000	-	0.03626	8/7/2027
	10,000,000	7,500,000	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028
	10,000,000	10,000,000	0.00557	9/1/20298

*Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Index

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2018 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, NEO	0	0	0	0
Kristin Comella, NEO*	0	0	0	0

*Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2018 are as follows:

	Estimated future payouts under non-equity incentive plan awards				Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mike Tomas, NEO	n/a	0	0	0	0	0	0	0	0	0	0
Kristin Comella, NEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2018 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, NEO	0	0	0	0	0
Kristin Comella, NEO*	0	0	0	0	0

*Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Index

Golden Parachute Compensation

As at December 31, 2019, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, NEO	0	0	0	0	0	0	0
Kristin Comella*, NEO	0	0	0	0	0	0	0

*Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2019 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
William P Murphy, Jr.	$-	$6,895	(1)	$6,895
Sheldon T. Andersen	$-	$6,895	(1)	$6,895
Mark Borman	$-	$6,895	(1)	$6,895
Gregory Knutson	$-	$6,895	(1)	$6,895
Total:	$-	$27,580		$27,580

(1)

Represents a stock option granted November 18, 2019 for the purchase of 1,500,000 shares of common stock, vesting immediately, at an exercise price of $0.00495 per share and expiration date of November 18, 2029.

Pension Benefits

As of December 31, 2018, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas, NEO	not applicable	0	0	0
Kristin Comella, NEO	not applicable	0	0	0

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 for all compensation plans under the Company’s Stock Option Plan:

	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options	Date of	Additional Consideration to be Received Upon Exercise or Material Conditions Required to	Option Exercise	Value Realized if	Option Expiration
Name	Exercisable (#)	Grant	Exercise	Price ($)	Exercised ($)	Date
Mike Tomas, NEO	500	6/18/2010	$-	$0.15402	$-	6/18/2020
	500	8/12/2011	-	0.15402	-	8/12/2021
	500	1/16/2012	-	0.15402	-	1/16/2022
	2,000	8/6/2012	-	0.15402	-	8/6/2022
	10,000	8/01/2013	-	0.15402	-	8/1/2023
	400	9/1/2013	-	0.15402	-	9/1/2023
	10,000	2/24/2014	-	0.15402	-	2/24/2024
	800	2/24/2014	-	0.15402	-	2/24/2024
	3,225	5/12/2014	-	0.15402	-	5/12/2014
	10,000	8/01/2014	-	0.15402	-	8/1/2024
	400	11/3/2014	-	0.15402	-	11/3/2024
	291,885	11/2/2015	-	0.15402	-	11/2/2025
	5,000	11/2/2015	-	0.15402	-	11/2/2025
	1,500,000	9/19/2016	-	0.01960	-	9/19/2026
	2,500,000	9/19/2016	-	0.01960	-	9/19/2026
	1,500,000	8/7/2017	-	0.03626	-	8/7/2027
	20,000,000	5/7/2018	-	0.05360	-	5/7/2028
	1,500,000	12/3/2018	-	0.02511	-	12/3/2028
	20,000,000	9/1/2019	-	0.00557	-	9/1/2029
	1,500,000	11/18/2019	-	0.00495	-	11/18/2029
Kristin Comella, NEO	20	1/9/2009	-	0.15402	-	1/9/2019
	3	3/13/2009	-	0.15402	-	3/13/2019
	30	5/29/2009	-	0.15402	-	5/28/2019
	250	8/12/2011	-	0.15402	-	8/12/2021
	500	8/06/2012	-	0.15402	-	8/06/2022
	5,000	8/01/2013	-	0.15402	-	8/1/2023
	5,000	2/24/2014	-	0.15402	-	2/24/2024
	400	2/24/2014	-	0.15402	-	2/24/2024
	5,000	8/01/2014	-	0.15402	-	8/1/2024
	400	11/3/2014	-	0.15402	-	11/3/2024
	1,000	2/2/2015	-	0.15402	-	2/2/2025
	175,131	11/2/2015	-	0.15402	-	11/2/2025
	2,500	11/2/2015	-	0.15402	-	11/2/2025
	1,500,000	9/19/2016	-	0.01960	-	9/19/2026
	1,250,000	9/19/2016	-	0.01960	-	9/19/2026
	1,500,000	8/7/2017	-	0.03626	-	8/7/2027
	10,000,000	5/7/2018	-	0.05360	-	5/7/2028
	1,500,000	12/3/2018	-	0.02511	-	12/3/2028
	10,000,000	9/1/2019	-	0.00557	-	9/1/2029

Director Compensation

As of December 31, 2019, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. Our two employee directors, Mike Tomas and Kristin Comella, also are granted director options to purchase shares of our common stock In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of July 15th, 2021, based on an aggregate of 452,413,153common shares issued, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2019. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 1560 Sawgrass Corporate Parkway, 4th FL Sunrise FL 33323. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	28,597,063	(1)	6.0

Kristin Comella, Chief Scientific Officer and Director	4,071,484	(2)	1.0

William P. Murphy, Director**	6,066,461	(3)	1.0

Mark P. Borman, Director	6,529,752	(4)	1.0

Sheldon T. Anderson, Director	6,005,282	(5)	1.0

Greg Knutson**	3,625,000	(6)	*

All officers and directors as a group (6 persons)	54,895,042,	(7)	12.0

Northstar Biotechnology Group, LLC	33,837,04	(8)	7.0

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr. and controlled by Gregory Knutson, a member of the Board of Directors appointed on March 5, 2017.

(1)

Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 28,588,784shares of common stock issuable upon exercise of presently exercisable stock options .

(2)	Includes 4,071,484shares of common stock issuable upon exercise of presently exercisable stock options.
(3)

Includes (i) 63,481 shares of common stock and (ii) 6,002,980shares of common stock issuable upon exercise of presently exercisable stock options.  Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(4)	Includes (i) 526,942 shares of common stock and (ii) 6,002,810shares of common stock issuable upon exercise of presently exercisable stock options
(5)	Includes (i) 1,941 shares of common stock and (ii) 6,003,341shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes 3,625,000,000 shares of common stock issuable upon exercise of presently exercisable stock options.
(7)	Includes an aggregate of (i) 73,725 shares of common stock and (ii) 50,222,875shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(8)	Includes 33,817,036shares of common stock and (ii) 20,000 shares of common stock issuable upon exercise of warrants.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2019 and 2018, our officers and directors have provided advances in the aggregate of $511,744 and $234,901, for working capital purposes, respectively. The advances are unsecured, due on demand and non-interest bearing.

Northstar Biotechnology Group, LLC-Preferred stock

On March 1, 2017, the Series A Preferred share were converted to common stock pursuant to a Settlement Agreement dated March 1, 2017. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a Northstar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02).  The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar.

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

Index

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

On April 1, 2019, the Company issued 379,141 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,145.

On October 2, 2019, the Company issued 1,692,353 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195.

As of December 31, 2019 and 2018, the remaining carrying value of this note was $262,000.

Officer and Director Notes

	2019	2018
Note payable, Mr. Tomas	161,786	483,393
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Mr. Tomas	178,077	-
Note payable, Dr. Comella*	255,579	147,711
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	-
Total	$2,495,442	$1,731,004

* Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Notes payable, Mr. Tomas

On July 1, 2014, the Company issued a $500,000 promissory note in settlement of compensation earned. The promissory note bears interest of 5% per annum and was due on January 1, 2015. During the year ended December 31, 2019 and 2018, the Company paid off $101,729 and $398,271 the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2019 is $0.

On September 6, 2016, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the year ended December 31, 2018, the Company paid off $500,000 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2019 is $0 .

Index

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2019, the Company paid off $321,607 of the outstanding promissory note.. The principal outstanding balance of this note as of December 31, 2019 is $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of December 31, 2019 is $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2019, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2019, the remaining carrying value of the note was $178,077.

At December 31, 2019 and 2018, accrued interest on the notes was $389,695 and $340,009, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes payable, Dr. Comella*

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the year ended December 31, 2019, the Company increased the balance to $255,579 of the outstanding promissory note. The principal outstanding balance of this note as of December 31, 2019 is 255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. The principal outstanding balance of this note as of December 31, 2019 is $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. The principal outstanding balance of this note as of December 31, 2019 is $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2019, the remaining carrying value of the note was $300,000.

At December 31, 2019 and 2018, accrued interest on the notes was $150,708 and $102,974, respectively, and is included in accrued expenses on the accompanying balance sheet.

*Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

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

Index

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

On April 3, 2017, U.S. Stem Cell received a commitment to invest up to $5,000,000 from GACP with the intent for GACP to receive up to 63,873,275 shares of common stock.  To date, GACP has invested, pursuant to this commitment, $250,000 in return for 858,281 shares. Subsequent to this investment, GACP has informed the Company that they will make no further investments pursuant to this agreement and has entered into a new agreement to invest $3,000,000 to open their own clinics (branded American Stem Cell) using the US Stem Cell Inc. protocols, procedures, products and technologies. As of September 30, 2018 (effective May 9, 2018), pursuant to an Amendment to Asset Sale and Lease Agreement, dated June 18, 2018, GACP has suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics. All other terms and conditions of the agreements between U.S. Stem Cell, Inc. and GACP remain in full force and effect. On October 10th, 2019 U.S. Stem Cell terminated it’s transactions with GACP.

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

Aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firms are as follows:

Types of Fees	2019	2018
Audit Fees (1)	$80,000	$95,500
Audit Related Fees	$-	$-
Tax Fees		$5,300
All Other Fees	-	-

(1)

This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the reviews of the interim financial statements.

Index

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

Index

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

Index

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

U.S. STEM CELL, INC.

By:	/s/ Mike Tomas
Mike Tomas Chief Executive Officer & President
July 15, 2021

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

July 15, 2021

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

SIGNATURE	TITLE	DATE

/s/ William P. Murphy, Jr., M.D.	Chairman of the Board	July 15, 2021
William P. Murphy, Jr., M.D.

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	July 15, 2021
Mike Tomas

/s/ Mark P. Borman	Director	July 15, 2021
Mark Borman

/s/ Sheldon Anderson	Director	July 15, 2021
Sheldon Anderson

/s/ Greg Knutson	Director	July 15, 2021
Greg Knutson

Index

FORM 10-K—ITEM 8

U.S. STEM CELL, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of U.S Stem Cell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of U.S Stem Cell, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of the Accounting Standards Codification Topic 842, Leases.

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

New York, NY

July 15, 2021

Index

U.S. STEM CELL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,357,146
Accounts receivable, net	48,208	18,035
Inventory	8,096	93,215
Prepaid expenses and other current assets	10,000	38,128
Total current assets	66,304	1,506,524

Property and equipment, net	-	242,615
Investments	23,539	57,790
Deposits	-	10,160

Total assets	$89,843	$1,817,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$1,520	$-
Accounts payable	1,187,989	1,182,730
Accrued expenses	1,115,526	1,155,792
Advances - related parties	511,744	234,901
Deferred revenue, current portion	23,800	293,665
Deferred gain on sale of equipment, current portion	21,474	128,845
Deposits, current portion	465,286	465,286
Promissory note, current portion, net of debt discount of $29,296 and $0, respectively	1,368,467	-
Notes payable - related parties	2,757,442	1,993,104
Notes and capital leases payable, current portion, net of debt discount of $9,057 and $62,240, respectively	1,297,477	462,330
Total current liabilities	8,750,725	5,916,653

Long-term liabilities:
Deferred revenue	62,500	65,500
Deferred gain on sale of equipment	-	21,474
Deposits	-	100,000
Promissory note, net of debt discount of $0 and $99,183, respectively	-	1,298,579
Notes and capital leases payable, net of debt discount of $41,391 and $12,413, respectively	756,014	1,297,093
Total long-term liabilities	818,514	2,782,646

Total liabilities	9,569,239	8,699,299

Commitments and contingencies (See Note 12)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 417,724,767 and 378,076,976 shares issued and outstanding, respectively	417,725	378,077
Additional paid-in capital	123,726,894	122,528,391
Accumulated deficit	(133,624,015)	(129,788,678)
Total stockholders' deficit	(9,479,396)	(6,882,210)

Total liabilities and stockholders' deficit	$89,843	$1,817,089

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2019	2018
Revenue:
Products	$378,621	$1,664,016
Services	2,642,921	5,036,872
Management fees - related party	50,751	-
Total revenue	3,072,293	6,700,888

Cost of sales	1,335,237	2,110,532

Gross profit	1,737,056	4,590,356

Operating expenses:
Research and development	263	5,439
Marketing, general and administrative	4,454,712	5,682,296
Pre-litigation settlement	698,937	-
Depreciation and amortization	-	524
Total operating expenses	5,153,912	5,688,259

Loss from operations	(3,416,856)	(1,097,903)

Other income (expenses):
Gain on settlement of debt	214,883	5,625
Gain on sale of equipment	128,845	128,845
Miscellaneous income	101,474	-
Income from equity investments	117,318	247,813
Interest expense	(981,001)	(1,444,807)
Total other income (expenses)	(418,481)	(1,062,524)

Net loss before income taxes	(3,835,337)	(2,160,427)

Income taxes (benefit)	-	-

NET LOSS	$(3,835,337)	$(2,160,427)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	398,037,479	365,636,453

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	-	$-	342,113,098	$342,113	$120,185,821	$(127,628,251)	$(7,100,317)
Common stock issued in settlement of accounts payable and accrued interest	-	-	15,220,378	15,220	563,259	-	578,479
Common stock issued for services	-	-	10,866,274	10,866	439,065	-	449,931
Common stock issued for expenses incurred, related party	-	-	526,918	527	13,995	-	14,522
Fair value of warrants issued for compensation	-	-	-	-	24,986	-	24,986
Common shares issued for cash	-	-	9,350,308	9,351	358,349	-	367,700
Related party contribution to equity investment	-	-	-	-	189,909	-	189,909
Stock-based compensation	-	-	-	-	753,007	-	753,007
Net loss	-	-	-	-	-	(2,160,427)	(2,160,427)
Balance, December 31, 2018	-	-	378,076,976	378,077	122,528,391	(129,788,678)	(6,882,210)
Common stock issued in settlement of accounts payable and accrued interest	-	-	22,371,084	22,371	326,089	-	348,460
Common stock issued for services	-	-	4,000,000	4,000	85,250	-	89,250
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock-based compensation	-	-	-	-	735,176	-	735,176
Common shares issued for cash	-	-	13,276,707	13,277	36,723	-	50,000
Net loss	-	-	-	-	-	(3,835,337)	(3,835,337)
Balance, December 31, 2019	-	$-	417,724,767	$417,725	$123,726,894	$(133,624,015)	$(9,479,396)

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,835,337)	$(2,160,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	242,615	207,132
Bad debt (recoveries)	46,121	62,207
Amortization of discount on debt	198,355	195,967
Gain on settlement of notes payable and accrued interest	(214,883)	(5,625)
Gain on sale of equipment	(128,845)	(128,845)
Common shares issued as payment of expenses - related party	-	14,522
Related party notes payable issued for services rendered	978,077	800,000
Income on equity investments	(117,318)	(247,813)
Note payable issued in pre-trial settlement	698,937	-
Stock-based compensation	824,426	1,227,924
Changes in operating assets and liabilities:
Accounts receivable	(76,294)	(37,283)
Inventory	85,119	(22,851)
Prepaid expenses and other current assets	28,128	(35,000)
Deposits	10,160	-
Accounts payable	344,536	426,263
Accrued expenses	(21,926)	226,673
Deferred revenue	(272,865)	79,623
Net cash (used in) provided by operating activities	(1,210,994)	602,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments to) equity investments	166,834	311,700
Net cash provided by investing activities	166,834	311,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft protection	1,520	-
Proceeds from notes payable	-	220,211
Proceeds from sale of common stock	50,000	367,700
Net proceeds from common stock subscriptions	-	-
Proceeds from related party advances	276,843	130,000
Equity contribution by related party	-	103,159
Proceeds from related party notes	107,868	-
Repayments of related party notes	(321,607)	(708,422)
Proceeds from notes payable	84,876	-
Repayments of notes payable	(512,486)	(656,468)
Net cash used in financing activities	(312,986)	(543,820)

Net (decrease) increase in cash and cash equivalents	(1,357,146)	370,347
Cash and cash equivalents, beginning of period	1,357,146	986,799
Cash and cash equivalents, end of period	$-	$1,357,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$782,646	$1,114,693
Income taxes paid	$-	$-

Non-cash financing activities:
Common stock issued in settlement of accounts payable and accrued interest	$348,460	$578,479
Equity contributed to investment	$15,265	$189,909

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 — NATURE OF OPERATIONS

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. The business includes the development of proprietary cell therapy products as well as revenue generating physician and patient-based regenerative medicine/cell therapy training services, cell collection and cell storage services, the sale of cell collection and treatment kits for humans and animals, and the operation of cell therapy clinics. To date, the Company has not generated significant revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of December 31, 2019, the Company had a bank overdraft of $1,520 and a working capital deficit (current liabilities in excess of current assets) of $8,684,422. During the year ended December 31, 2019, the net loss was $3,835,337 and net cash used in operating activities was $1,210,994. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the audited financial statements.

The Company’s primary source of operating funds in 2019 and 2018 has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the future as it develops its business model. The Company has a stockholders’ deficit at December 31, 2019 and requires additional financing to fund future operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable, accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition, industry reputation, and other judgmental factors considered by the Company’s management. The Company generally does not require collateral or other security interest to support accounts receivable. Based on trends and specific factors, the customer’s credit terms may be modified, including required payment upon delivery.

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstance warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying statement of operations.

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $13,203 and $30,808, respectively.

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

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 49.9% member interest ownerships of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC, respectively, and its 49% member interest ownership of U.S. Stem Cell Clinic of the Villages utilizing the equity method of accounting (See Note 5).

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 15 years. Equipment under capital leases is recorded at the estimated present value of the minimum lease payments. Equipment under capital leases is amortized over the term of the lease, which is three years.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company determined that there was no impairment on its long-lived assets during the period presented.

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

Revenues for cell banking are accounted for as multiple performance obligations as described in ASC 606 and addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Because the Company sells its services separately, on more than a limited basis and at a price within a narrow range, the Company was able to allocate revenue based on stand-alone pricing. The multiple performance obligations include stem cell banking, dose retrieval and yearly storage fees. Revenues for stem cell banking and dose retrieval is recognized at the point of service and revenues for the yearly storage fees is recognized over the term of the banking contract, which is typically one year with annual renewals.

At December 31, 2019 and 2018, the Company had deferred revenues of $86,300 and $359,165, respectively, which includes $65,500 and $68,500, respectively, to the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $263 and $5,439 for the year ended December 31, 2019 and 2018, respectively.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

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

Net Loss per Common Share

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

The computation of basic and diluted income (loss) per share as of December 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2019	2018
Options	111,120,474	112,970,693
Warrants	1,110,468	1,114,019
Total potentially dilutive shares	112,230,942	114,084,712

Recent Accounting Pronouncements

FASB Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles – Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is currently evaluating the effect that ASU 2017-04 will have on its financial statements and related disclosures.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

FASB ASU 2017-01 (Topic 805), “Business Combinations: Clarifying the Definition of a Business” – Issued in January 2017, ASU 2017-01 revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance was effective for the Company in the first fiscal quarter of 2018. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $57,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $57,000. On October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. Accordingly, the right of use assets and lease liabilities were eliminated. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company changed to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard (See Note 6).

FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging (“ASU 2017-11”) – Adopted in July 2017, ASU No. 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. The Company has adopted ASU No. 2017-11 effective as of January 1, 2018. The adoption of ASU No. 2017-11 has eliminated the derivative liabilities from the Company’s financial statements. The adoption of this standard has not had a material impact on the Company’s financial position and results of operations.

FASB ASU No. 2018-07 (Topic 718), “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” – Issued in June 2018, ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The Company adopted the new standard on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 will become effective for the Company on January 1, 2020. The adoption of this update is not expected to have a material impact on the Company’s financial statements and related disclosures.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 is summarized as follows:

	December 31,
	2019	2018
Laboratory and medical equipment	$-	$5,590
Furniture, fixtures and equipment	5,598	125,633
Computer equipment	1,809	49,951
Equipment under capital lease	-	624,602
Leasehold improvements	-	362,046
Property and equipment, cost	7,407	1,167,822
Less: accumulated depreciation and amortization	(7,407)	(925,207)
Property and equipment, net	$-	$242,615

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

Included in net property are assets under capital leases of $624,602, less accumulated depreciation of $624,602 as of December 31, 2019 and $624,602, less accumulated depreciation of $383,559 December 31, 2018, respectively.

As a consequence of the Court Order (see Note 12 “Government Claim”), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into a Termination and Release Agreement and a Letter Agreement intended to divest itself of certain equipment and other assets underlying the related equipment lease transaction (see Note 6). In addition, on October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. As part of the termination of the operating lease, the Company left certain property and equipment (all of which had been fully depreciated) at the old location.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the year ended December 31, 2019 and 2018, the Company recognized $128,845 and $128,845, as the gain on sale of equipment, respectively.  As of December 31, 2019 and 2018, deferred gain on sale of equipment was $21,474 and $150,319, respectively.

Depreciation expense was $242,615 and $207,132 of which $242,615 and $206,608 was included in cost of sales for the year ended December 31, 2019 and 2018, respectively.

NOTE 5 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income earned by U.S. Stem Cell Clinic, LLC member interest was $75,054 and $172,995 for the year ended December 31, 2019 and 2018, respectively (inception to date income of $623,260) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the year ended December 31, 2019 and 2018, the Company received distributions totaling $64,870 and $199,000, respectively, from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  The carrying value of the investment at December 31, 2019 and 2018 is $23,539 and $8,921, respectively.

At December 31, 2019 and 2018, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763 and $0 respectively. Revenues earned from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2019 and 2018 were $337,108 and $734,966, respectively.

In January 2019, a member of U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC ,  and US Stem Cell Clinic of the Villages, LLC  is currently dormant.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s income earned by Regenerative Wellness Clinic, LLC member interest was $69,345 and $70,787 for the year ended December 31, 2019 and 2018, respectively (inception to date income of $113,047) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the year ended December 31, 2019 and 2018, the Company received distributions totaling $101,963 and $49,000, respectively, from Regenerative Wellness Clinic, LLC (inception to date of $101,963). The carrying value of the investment at December 31, 2019 and 2018 is $0 and $21,787, respectively. In October 2019, the Company divested its entire interest in Regenerative Wellness Clinic, LLC.

At December 31, 2019 and 2018, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0. Revenues earned from sales to Regenerative Wellness Clinic, LLC for the year ended December 31, 2019 and 2018 was $132,984 and $198,294, respectively.

In January 2019, a member of Regenerative Wellness Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $10,830.

An affiliate of one of the Company’s officers is an investor in the Regenerative Wellness Clinic, LLC.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as Additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interests was ($27,081) and $4,031 for year ended December 31, 2019 and 2018, respectively (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the year ended December 31, 2019 and 2018, the Company received distributions totaling $0 and $63,700, respectively, from U.S. Stem Cell of the Villages LLC. The carrying value was $0 and $27,081 at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the year ended December 31, 2019 and 2018 was $150,328 and $197,716, respectively.

During the year ended December 31, 2019, the Company received $50,751 management fees from the LLC.

NOTE 6 — RIGHT TO USE ASSETS AND LEASE LIABILITY

The Company leased its headquarters in Sunrise, Florida which consisted of 4,860 square feet of space at a rate of approximately $82,620 per year. On February 4, 2016, the Company extended its facility lease to extend the term of the lease until August 31, 2019 at a monthly base rent of $7,306 plus a pro rata share of landlord’s operating expenses. Effective September 1, 2019, the Company entered into a second amendment to extend the lease through August 31, 2024 with base rent beginning at $87,674 per year and escalating to $98,678 per year plus a pro rata share of the landlord’s operating expenses.

On September 1, 2019, the lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined their initial present values, at inception, of $383,351. In determining the length of the lease term to its long-term lease, the Company determined there was not an option to extend the lease.

In determining the length of the lease term for this long-term lease, the Company determined there was not an option to extend the lease. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $274,180. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $56,734 and lease liability of $56,734.

On October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. Accordingly, the capital lease liabilities and right of use assets and lease liabilities were eliminated, resulting in a $189,062 net gain on settlement of debt (See Note 4 and Note 8).

During the year ended December 31, 2019 and 2018, the Company recognized $107,156 and $137,518, respectively, as lease expense. Lease expense was comprised of the following:

	December 31,
	2019	2018
Operating lease expense	$106,471	$137,518
Variable lease expense	685	-
Total lease expense	$107,156	$137,518

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$456,190	$347,235
Accrued interest payable	580,204	482,784
Vendor accruals and other	79,132	146,420
Marketing obligation	-	179,353
Accrued expenses and other current liabilities	$1,115,526	$1,155,792

During the year ended December 31, 2019, the Company issued an aggregate of 22,371,084 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $27,097 net gain on settlement of debt.

During the year ended December 31, 2018, the Company issued an aggregate of 15,220,378 shares of its common stock in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $43,180 net gain on settlement of debt.

NOTE 8 — NOTES AND CAPITAL LEASES PAYABLE

Notes and capital leases payable were comprised of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Seaside Bank note payable	$980,000	$980,000
Hunton & Williams note payable	391,000	444,000
Power Up Lending Group notes payable	-	145,486
Weider note payable	482,939	-
Mallard note payable	250,000	-
Lab and medical equipment capitalized leases	-	264,590
Total notes payable	2,103,939	1,834,076
Less unamortized debt discount	(50,448)	(74,653)
Total notes payable net of unamortized debt discount	2,053,491	1,759,423
Less current portion	(1,297,477)	(462,330)
Long-term portion	$756,014	$1,297,093

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain stockholders of the Company. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2018 to extend the maturity date to May 18, 2020. The Company renewed the loan with Seaside National Bank and Trust during the first quarter of 2020 to extend the maturity date to May 18, 2022.

Hunton & Williams

At December 31, 2016, the Company has two outstanding notes payable with interest at 8% per annum due at maturity. The two notes, $61,150 and $323,822, are payable in one balloon payment upon the date the Noteholder provides written demand, however the Company is not obligated to make payments until the Northstar Biotech Group, LLC (or successor) Loan is paid off.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On August 31, 2017, the Company and the noteholder entered into a Note Forbearance, Modification and Repayment Agreement (“Agreement”). The two notes, $61,150 and $323,822, were payable in one balloon payment upon the date of a written demand and upon certain triggering events occurring. The sum of unpaid principal and accumulated interest for both notes as of August 31, 2017 of $747,680 and an accounts payable of $40,596 result in an aggregate balance due of $788,276.

The noteholder agreed to accept full payment of their obligation over a four (4) year period in 48 monthly installments on an adjusted debt obligation in aggregate of $624,000 (reducing the outstanding balance), with such payments staggered in amounts such that the Company will pay $10,000 monthly the first year, $12,000 monthly the second year, $14,000 monthly the third year, and $16,000 monthly the final year.  In addition, the noteholder agreed to suspend accrual interest on the notes commencing September 1, 2017.

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided. In May 2019, the Company did not make the required scheduled payment. In September 2019, the noteholder agreed to waive their default rights under the agreement provided a minimum of $5,000 was paid by the end of 2019 and to reduce the required monthly payment to $500 per month commencing in January 2020. The Company satisfied the $5,000 payment requirement by the end of 2019 and commenced making the required $500 monthly payments in January 2020.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. For years ended December 31, 2019 and 2018, the Company amortized $31,201 and $28,322 of debt discount to interest expense. In September 2019, the Company was in default and was negotiating a revised payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of December 31, 2019 and 2018, the remaining carrying value of the note was $391,000 and $412,799, net of debt discount of $0 and $31,201, respectively.

Power Up Lending Group, Ltd

On September 12, 2017, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the factoring agreement, the Company is required to make daily payments of $1,276 for 147 business days.  The Company received net proceeds of $103,085 along with cancellation of the previous revenue based factoring agreement issued in February 2017.

On January 2, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the factoring agreement, the Company is required to make daily payments of $1,276 for 147 business days.  The Company received net proceeds of $47,907 along with cancellation of the previous revenue based factoring agreement issued in September 2017.  In connection with the cancellation of the September 2017 revenue based factoring agreement, the Company incurred a gain in settlement of debt of $5,154 in 2018.

On May 29, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the factoring agreement, the Company is required to make daily payments of $1,276 for 147 business days.  The Company received net proceeds of $78,495 along with cancellation of the previous revenue based factoring agreement issued in January 2018.  In connection with the cancellation of the January 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $5,105 in 2018.

On November 8, 2018, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the factoring agreement, the Company is required to make daily payments of $1,276 for 147 business days.  The Company received net proceeds of $93,809 along with cancellation of the previous revenue based factoring agreement issued in May 2018.  In connection with the cancellation of the May 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $37,604 in 2018.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On April 16, 2019, the Company entered into a revenue based factoring agreement and received an aggregate of $137,200 (less origination fees of $2,800) in exchange for $187,600 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the factoring agreement, the Company is required to make daily payments of $1,276 for 147 business days.  The Company received net proceeds of $84,876 along with cancellation of the previous revenue based factoring agreement issued in November 2018.  In connection with the cancellation of the November 2018 revenue based factoring agreement, the Company incurred a loss in settlement of debt of $1,276 in 2019.

As of December 31, 2019 and 2018, the remaining carrying value of the note was $0 and $102,034, net of debt discount of $0 and $43,452, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000 in the accompanying statement of operations. As of December 31, 2019, the remaining carrying value of the note was $482,939.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937 in the accompanying statement of operations. For the year ended December 31, 2019, the Company amortized $614 of debt discount to interest expense. As of December 31, 2019, the remaining carrying value of the note was $199,551, net of debt discount of $50,448.

Lab and Medical Equipment Capitalized Leases

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

The following summarizes the assets under capital leases:

	December 31,
	2019	2018
Lab, medical and other equipment	$619,825	$619,825
Office equipment	4,777	4,777
Less: accumulated depreciation	(624,602)	(383,559)
Equipment under capital lease	$-	$241,043

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Accordingly, the capital lease liabilities and right of use assets and lease liabilities were eliminated, resulting in a $189,062 net gain on settlement of debt (See Note 4 and Note 6).

The following summarizes the current and long-term portion of capital leases:

	December 31,
	2019	2018
Leases payable, current	$-	$225,084
Leases payable, long-term	-	39,506
Total leases payable	$-	$264,590

NOTE 9 — PROMISSORY NOTE PAYABLE

On June 1, 2015, the Company issued an amended and restated promissory note of $1,697,762 in settlement of the $1,500,000 outstanding subordinated debt, related accrued interest of $373,469 and accumulated and unpaid guarantor fees of $624,737.

The note is unsecured and non-interest bearing and requires four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining unpaid balance due June 1, 2020 (See Note 16).

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the years ended December 31, 2019 and 2018, the Company amortized $69,887 and $69,889, respectively, of debt discount to interest expense.  As of December 31, 2019 and 2018, the remaining carrying value of the note was $1,368,467 and $1,298,579, net of debt discount of $29,296 and $99,183, respectively.

NOTE 10 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of December 31, 2019 and 2018, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2019 and 2018, the Company received aggregate proceeds from advances of $276,843 and $130,000, respectively. As of December 31, 2019 and 2018, the Company owed $511,744 and $234,901, respectively, for advances.

Notes Payable – Related Parties

Northstar Biotechnology Group, LLC

On February 29, 2012, a promissory note issued to BlueCrest Master Fund Limited (“BlueCrest”) was assigned to Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company at the time, including Dr. William P. Murphy Jr., Dr. Samuel Ahn and Charles Hart. At the date of the assignment, the principal amount of the BlueCrest note was $544,267 (the “Note”).

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Effective October 1, 2012, the interest rate was 12.85% per annum. The parties agreed, as of February 28, 2013, to reduce the interest rate to 7% per annum.

In connection with the consideration paid, Northstar waived, from the effective date through the earlier of termination or expiration of the agreement, satisfaction of the obligations as described in the forbearance agreement.

In 2012, 5,000,000 shares of Series A Convertible Preferred Stock were approved to be issued, which was subsequently increased to 20,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the Company was obligated to issue additional preferred stock equal in lieu of payment of cash of accrued and unpaid interest on each six-month anniversary of the effective date (October 1, 2012). In lieu of the initial two payments in preferred stock, the parties agreed to modify the voting rights of the subsequently cancelled Series A Convertible Preferred Stock from 20 votes per share on matters to be voted on by the common stockholders to 25 votes per share on matters to be voted on by the common stockholders and all prior and subsequent payments of interest will be in common stock. The Company is required to issue additional shares of its common stock (as amended), in lieu of cash, each six-month anniversary of the effective date for any accrued and unpaid interest.

On September 30, 2013, the Company issued 8,772 shares of its common stock as payment of $100,000 towards principal.

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

DECEMBER 31, 2019 AND 2018

On April 7, 2016, the Company issued 57,778 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due April 1, 2016 per the forbearance agreement.

On October 6, 2016, the Company issued 848,490 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705 due October 1, 2016 per the forbearance agreement.

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement “) related to then pending litigation. Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock according to the original conversion terms. In addition, and separate and apart from the conversion, Northstar received eleven million (11,000,000) shares of the Company’s common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). There was no effect of the 10% obligation as there were no international sales in 2017 or through 2019. Furthermore, a Northstar designee, Greg Knutson, was appointed as a member of the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, each exercised their prior Northstar options to each receive a five percent (5%) member interest in Northstar.  The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, respectively, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

On April 1, 2017, the Company issued 286,315 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,703.

On October 2, 2017, the Company issued 559,187 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $12,705.

On October 19, 2018, the Company issued 164,523 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195.

On April 19, 2019, the Company issued 379,141 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,145.

On October 1, 2019, the Company issued 1,692,353 shares of its common stock in lieu of payment in cash of accrued and unpaid interest of $9,195.

As of December 31, 2019 and 2018, the remaining carrying value of the note was $262,000. At December 31, 2019 and 2018, accrued interest on the note was $8,700, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2019 and 2018, the Company paid principal of $321,607 and $16,707, respectively, of this note. As of December 31, 2019 and 2018, the remaining carrying value of the note was $161,786 and 483,393, respectively.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2019 and 2018, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2019, the remaining carrying value of the note was $500,000.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2019, the remaining carrying value of the note was $178,077.

At December 31, 2019 and 2018, accrued interest on the notes was $389,695 and $340,009, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and was due upon demand. During the year ended December 31, 2019, the Company received back $107,868 of principal amounts previously paid for this note. During the year ended December 31, 2018, the Company paid principal of $90,086 of this note. As of December 31, 2019 and 2018, the remaining carrying value of the note was $255,579 and $147,711, respectively.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of December 31, 2019 and 2018, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2019 and 2018, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2019, the remaining carrying value of the note was $300,000.

At December 31, 2019 and 2018, accrued interest on the notes was $150,708 and $102,974, respectively, and is included in accrued expenses on the accompanying balance sheet.

Dr. Comella is no longer a member of the Board of Directors after September 1, 2019.

	December 31,
	2019	2018
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	483,393
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	-
Note payable, Mr. Tomas	178,077	-
Note payable, Dr. Comella*	255,579	147,711
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	-
Total officer and director notes	$2,757,442	$1,993,104

* Dr. Comella is no longer a member of the Board of Directors effective September 1, 2019.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Other Transactions – Related Parties

Transactions with Pavillion, Inc.

On May 1, 2016, the Company entered into a consulting agreement with Pavillion, Inc., whose owner is related to an officer of the Company.  The agreement is for 12 months and renewable for six-month periods.  Compensation is at $250 per hour in cash or, at the Company’s discretion, in shares of the Company’s common stock. For the year ended December 31, 2019 and 2018, the Company has incurred $0 and $120,000, respectively, of expense under the agreement. As of December 31, 2019 and 2018, the Company had $0 and $64,909, respectively, in accounts payable owed to Pavillion. On June 1, 2018, effective June 30, 2018, the Company terminated the agreement in accordance with its terms and no further compensation was derived by Pavillion.

Transactions with GACP

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”) with General American Capital Partners (GACP), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three-year term. The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liabilities based on the estimated present value of the minimum lease payments (see Note 4). In connection with the Asset Sale and Lease Agreement, the Company is obligated to accrue 10% of cell-banking revenue as for marketing, offset by any incurred costs of the Company.  At December 31, 2019 and 2018, the outstanding accrued marketing obligation is $0 and $179,353, respectively (See Note 7).

On March 3, 2017, the Company also entered into a customer purchase agreement with GACP whereby the Company received a deposit $50,000 (included in long-term liabilities at December 31, 2018) in exchange for the sale of the first 5,000 future customers of the cell-banking business after the effective date of the agreement; GACP also had the right to purchase additional customers at a price of $20 per customer.  There is no reduction in the selling price should the new customers be fewer than 5,000.  The effective date of the sale is upon the expiry or early termination of the aforementioned Asset Sale and Lease Agreement.

March 3, 2017, the Company also entered into an asset purchase agreement of intellectual property with GACP whereby the Company received a deposit of $50,000 (included in long-term liabilities at December 31, 2018) for the sale of all of the Company’s worldwide rights, title or interest in certain intellectual and other property (as defined) associated with the cell-banking business. The effective date of the sale is upon the expiry or early termination of the aforementioned Asset Sale and Lease Agreement.

Effective May 9, 2018, pursuant to an Amendment to the Asset Sale and Lease Agreement, GACP suspended their obligation to open additional clinics (tolling such obligation to a mutually agreeable date in the future) and it has suspended the monthly aggregate number of stem cell kits set forth for purchase in a given month arising from such clinics.

As a consequence of the Court Order dated June 4, 2019 (see Note 12 “Government Claim”), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into the following agreements:

●

Termination and Release Agreement by and between GACP, the Company, and Michael Tomas and Kristin Comella dated September 24, 2019 (terminating the Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017).

●	Letter Agreement on Stem Cell Processing and Storage by and between the Company and American Cell Technology, LLC

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Effective October 9, 2019, the Company terminated the Asset Sale and Lease Agreement by and between the Company and GACP. Accordingly, the long-term deposit liabilities were written off, resulting in a gain on debt settlement of $100,000. In addition, the capital lease liabilities and right of use assets and lease liabilities were also written off (See Note 6 and Note 8).

NOTE 11 — FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●

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

●	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

As of December 31, 2019 and 2018, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2019 and 2018, the Company did not have any derivative instruments that were designated as hedges.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2019 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Kristin Comella, Chief Scientific Officer, for $400,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors approved a bonus of $300,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note. On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Kristin Comella, Chief Scientific Officer, for $400,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $100,000 to $300,000. In addition, the Board of Directors approved a bonus of $300,000 and options to acquire 10,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note. Effective September 1, 2019, Dr. Comella resigned from the Company.

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of December 31, 2019 and 2018 was $65,500 and $68,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. The Company will continue to defend it vigorously. On December 6, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025 (see Note 8, “Mallard”). The case has been dismissed, with the Court reserving jurisdiction to enforce the Agreement.

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters were settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $29,000 and $30,050 as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable.

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month (see Note 8, “Weider”).

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and under several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit, and moved to dismiss almost all of the claims. The motions to dismiss remain pending. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2020 other than that described above.

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint alleges, among other matters that the defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments, and which U.S. Stem Cell Clinic, LLC administers to patients, without first obtaining what the government alleges are necessary FDA approvals. Although Theodore Gradel was initially listed as a defendant, he subsequently entered into a consent agreement and is no longer a party to this case.

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. In an order dated June 4, 2019, the Court granted the defendants’ request to allow it the opportunity to work out the language of the form of injunction with the government, and if unsuccessful, to provide a status report to the Court by June 14, 2019, outlining areas of disagreement. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella) “not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.” On June 25, 2019, the Court entered an Order of Permanent Injunction, generally enjoining the defendants with respect to the SVF Product and requiring other actions. The Company filed an appeal on August 23, 2019 and its counsel attended appellate oral argument on January 13, 2021. On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. The Company did not challenge the district court’s judgment upon any other ground. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis.

The Company, in divesting certain equipment and other assets and assigning its lease, has and will continue to experience a decrease in revenues as the Company both maintains the remainder of the business and transitions into similar or unrelated business opportunities as determined by management; However, management is not able to predict the duration, scope, results, or consequences of the summary judgment and any transition of the business plan. There can be no assurance that the Company will prevail on its appeal and obtain a reversal of the final judgment.

After the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.  The Company sought guidance from the Court, which entered an order generally staying the requirement to destroy any SVF Product, pending a decision on the Company’s appeal.  Many of the tissue bank depositors attempted to intervene in the FDA action, and filed an appeal when their intervention was denied. Their appeal was dismissed. It is anticipated that these depositors will present their position on tissue/SVF preservation to the trial court now that the appeal has been decided. As disclosed by the Company previously, the Company entered into a transaction in 2019 in which it divested itself of the operation of the tissue bank.

NOTE 13 — STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended December 31, 2018, the Company issued an aggregate of 15,220,378 shares of its common stock, having a fair value of $578,479, in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $43,180 net gain on settlement of debt.

During the year ended December 31, 2018, the Company issued an aggregate of 10,866,274 shares of its common stock, having a fair value of $449,931, for services.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

During the year ended December 31, 2018, the Company issued 526,818 shares of its common stock, having a fair value of $14,522, as reimbursement for expenses incurred by a member of the Company’s board of directors.

During the year ended December 31, 2018, the Company issued an aggregate of 9,350,508 shares of its common stock for cash proceeds of $367,700.

During the year ended December 31, 2019, the Company issued an aggregate of 22,371,084 shares of its common stock, having a fair value of $348,460, in settlement of outstanding accounts payable and accrued expenses. In connection with the issuance, the Company incurred a $27,097 net gain on settlement of debt.

During the year ended December 31, 2019, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $89,250, for services.

During the year ended December 31, 2019, the Company issued an aggregate of 13,276,707 shares of its common stock for cash proceeds of $50,000.

Stock Options

On April 1, 2013, the Board of Directors approved, subject to subsequently received stockholder approval, the establishment of the Bioheart 2013 Omnibus Equity Compensation Plan, or the “2013 Omnibus Plan” (replacing the 1999 Officers and Employees Stock Option Plan, or the Employee Plan, and the 1999 Directors and Consultants Stock Option Plan). The 2013 Omnibus Plan initially reserved up to fifty thousand (50,000) shares of common stock for issuance. On August 4, 2014, the Board of Directors approved to set the reserve to one hundred thousand (100,000) shares of common stock for issuance and to close the 1999 Officers and Employees Stock Option Plan. On February 2, 2015, at the annual meeting of stockholders, the 2013 Omnibus Equity Compensation Plan was approved.

On November 2, 2015, the Company increased the shares reserved under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance. Effective September 16, 2016, the Company approved an additional twenty five million (25,000,000) shares of common stock to the reserve; effective April 21, 2017, the Company approved an additional twenty five million (25,000,000) shares of common stock to the reserve; effective August 7, 2017, the Company approved an additional thirty million (30,000,000) shares of common stock to the reserve; and effective May 7, 2018, the Company approved an addition of one hundred million (100,000,000) shares of common stock to reserve.

On May 7, 2018, the Company granted an aggregate 30,000,000 options to purchase the Company’s common stock at $0.0536 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $1,438,473, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 261.13% and Risk free rate: 2.90%.

On August 8, 2018, the Company granted an aggregate 2,340,000 options to purchase the Company’s common stock at $0.0258 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $91,988, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.72% and Risk free rate: 2.83%.

On December 3, 2018, the Company granted an aggregate 9,000,000 options to purchase the Company’s common stock at $0.0251 per share to board members, vesting immediately exercisable over 10 years. The aggregate fair value of $195,722, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 215.29% and Risk free rate: 2.83%.

On September 1, 2019, the Company granted an aggregate 33,400,000 options to purchase the Company’s common stock at $0.0056 per share to key employees, vesting over 4 years, at grant date anniversary and exercisable over 10 years. The aggregate fair value of $192,189, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 215.10% and Risk-free rate: 1.45%.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On November 18, 2019, the Company granted to its directors an aggregate of 7,500,000 options to purchase the Company’s common stock at $0.0049 per share that vested immediately and are exercisable for 10 years. The aggregate fair value of $34,477, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 213.97% and Risk-free rate: 1.81%.

A summary of the stock option activity for the year ended December 31, 2019 and 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2017	71,630,763	$0.0280	9.2	$314,930
Granted	41,340,000	$0.0458
Exercised	-
Forfeited/Expired	(70)	$2,625.08
Outstanding, December 31, 2018	112,970,693	$0.0329	8.7	$189,540
Granted	40,900,000	$0.0055
Exercised	-
Forfeited/Expired	(42,750,219)	$0.0280
Outstanding, December 31, 2019	111,120,474	$0.0247	8.3	$-

Exercisable, December 31, 2019	55,026,724	$0.0255	7.9	$-

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.000 to $0.010	41,900,000	$0.0051	9.0	13,050,000	$0.0047
$0.011 to $0.020	16,300,000	$0.0196	6.7	13,800,000	$0.0196
$0.021 to $0.030	9,710,000	$0.0253	8.9	8,052,500	$0.0252
$0.0363	22,735,000	$0.0363	7.6	14,680,000	$0.0363
$0.0536	20,000,000	$0.0536	8.4	5,000,000	$0.0536
$0.1540	475,474	$0.1540	5.8	444,224	$0.1540
	111,120,474	$0.0247	8.3	55,026,724	$0.0255

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0035 as of December 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2019 and 2018 was $735,176 and $753,007, respectively. As of December 31, 2019, the Company had $1,415,552 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.24 years.

Warrants

On August 27, 2018, the Company issued 1,000,000 warrants to purchase the Company’s common stock at $0.02713 per share for services rendered, vesting 6 months from issuance and exercisable over 10 years. The aggregate fair value of $24,986, was determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 217.01% and Risk free rate: 2.85%.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

A summary of the warrant activity for the year ended December 31, 2019 and 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2017	133,591	$126.2600	4.7	$-
Granted	1,000,000	$0.0271
Exercised	-
Expired	(19,572)	$24.46
Outstanding, December 31, 2018	1,114,019	$14.7350	9.1	$-
Granted	-
Exercised	-
Expired	(3,551)	$607.31
Outstanding, December 31, 2019	1,110,468	$12.84	8.2	$-

Exercisable, December 31, 2019	1,108,923	$2.14	8.2	$-

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.00 to $20.00	1,086,536	$1.27	8.2	1,086,536	$1.27
$20.01 to $30.00	19,543	$25.06	4.2	19,543	$25.06
$40.01 to $50.00	2,253	$48.83	2.8	2,253	$48.83
$50.01 to $60.00	543	$60.00	1.6	543	$60.00
>$60.00	1,593	$7,690.00	6.8	48	$7,690.00
	1,110,468	$12.84	8.2	1,108,923	$2.14

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0035 as of December 31, 2019, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 14 — INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state components:

	For the Years Ended
	December 31,
	2019	2018
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	(69,163)	(953,934)
State	(14,310)	(197,373)
	(83,473)	(1,151,307)
Change in valuation allowance	83,473	1,151,307
Income tax provision (benefit)	$-	$-

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the year. The Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$24,929,613	$25,419,811
Share-based compensation	4,089,261	3,902,930
Deferred compensation	632,470	415,469
Pre-litigation settlement	172,977	-
Other	260,024	262,662
Total deferred tax assets	30,084,345	30,000,872
Valuation allowance	(30,084,345)	(30,000,872)
Net deferred tax assets	-	-

Deferred tax liabilities:
Total deferred tax liabilities	-	-

Total	$-	$-

The Tax Cuts and Jobs Acts (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. ASC 740, “Income Taxes”, requires that effects of changes in tax rates to be recognized in the period enacted. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission in Staff Accounting Bulletin 118 provides guidance that allows registrants to provide a reasonable estimate of the Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year.

As of December 31, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of approximately $98.4 million and $98.7 million, respectively, of which $2.0 million do not expire, but are instead limited to 80% of taxable income in the year utilized.    The remaining loss carryforwards expire at various dates from 2020 through 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible into common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular year. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2019 and 2018, the Company had net operating loss carryforwards for state income tax purposes of approximately $98.4 million and $98.7 million, respectively, of which $2.0 million do not expire, but are instead limited to 80% of taxable income in the year utilized.    The remaining loss carryforwards expire at various dates from 2020 through 2037.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Years Ended
	December 31,
	2019	2018
US federal statutory rate	$(805,421)	$(453,690)
State tax rate, net of federal benefit	(156,467)	(22,280)
Tax effect of expiring net operating loss	181,704	-
Other	696,711	(675,337)
Change in valuation allowance	83,473	1,151,307

Income tax provision (benefit)	$-	$-

NOTE 15 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the years ended December 31, 2019 and 2018, one customer accounted for 11% of the Company’s net revenues.

Concentrations of Accounts Receivable

As of December 31, 2019, two customers represented 47% and 47%, respectively, representing an aggregate of 94% of the Company’s accounts receivable. As of December 31, 2018, four customers represented 41%, 16%, 10%, and 10%, respectively, representing an aggregate of 77% of the Company’s accounts receivable.

NOTE 16 — SUBSEQUENT EVENTS

On June 1, 2020, the Company defaulted on a promissory note. Upon default, the note became due in full and the Company began accruing interest at the default interest rate of 18% (See Note 9).