Form 10-Q
period 2020-03-31
U.S. Stem Cell, Inc.
filed 2021-07-16
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 OR
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

As of July 15, 2021, there were 452,413,153 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,788	$-
Accounts receivable, net	35,532	48,208
Inventories	7,888	8,096
Prepaid expenses and other current assets	19,778	10,000
Total current assets	93,986	66,304

Investments	-	23,539

Total assets	$93,986	$89,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$1,520
Accounts payable	1,195,580	1,187,989
Accrued expenses	1,175,485	1,115,526
Advances - related parties	615,161	511,744
Deferred revenue, current portion	23,000	23,800
Deferred gain on sale of equipment, current portion	-	21,474
Deposits	465,286	465,286
Notes payable - related parties	2,944,942	2,757,442
Notes and capital leases payable, current portion, net of debt discount of $9,289 and $9,057, respectively	1,344,745	1,297,477
Promissory note payable, net of debt discount of $11,871 and $29,296, respectively	1,385,891	1,368,467
Convertible note payable, net of debt discount of $13,245 and $0, respectively	21,755	-
Total current liabilities	9,171,845	8,750,725

Long-term liabilities:
Deferred revenue	61,750	62,500
Notes and capital leases payable, net of debt discount of $38,908 and $41,391, respectively	699,548	756,014
Total long-term liabilities	761,298	818,514

Total liabilities	9,933,143	9,569,239

Commitments and contingencies (See Note 13)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 424,935,588 and 417,724,767 shares issued and outstanding, respectively	424,936	417,725
Additional paid-in capital	123,935,713	123,726,894
Accumulated deficit	(134,199,806)	(133,624,015)
Total stockholders' deficit	(9,839,157)	(9,479,396)

Total liabilities and stockholders' deficit	$93,986	$89,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Products	$44,384	$116,700
Services	13,108	1,148,778
Management fees - related party	-	43,332
Total revenue	57,492	1,308,810

Cost of sales	18,097	522,099

Gross profit	39,395	786,711

Operating expenses:
Research and development	-	420
Marketing, general and administrative	537,535	1,185,392
Total operating expenses	537,535	1,185,812

Loss from operations	(498,140)	(399,101)

Other income (expenses):
Gain (loss) on settlement of accounts payable and accrued interest	5,868	(12,960)
Gain on sale of equipment	21,474	32,211
Miscellaneous income	-	69
Income (loss) from equity investments	(23,539)	100,944
Interest expense	(81,454)	(394,381)
Total other income (expenses)	(77,651)	(274,117)

Net loss before income taxes	(575,791)	(673,218)

Income taxes (benefit)	-	-

NET LOSS	$(575,791)	$(673,218)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	423,941,944	384,669,889

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	417,724,767	$417,725	$123,726,894	$(133,624,015)	$(9,479,396)
Common stock issued in settlement of accounts payable	-	-	3,210,821	3,211	6,421	-	9,632
Common stock issued for services	-	-	4,000,000	4,000	12,000	-	16,000
Beneficial conversion feature recognized on convertible note	-	-	-	-	15,000	-	15,000
Stock-based compensation	-	-	-	-	175,398	-	175,398
Net loss	-	-	-	-	-	(575,791)	(575,791)
Balance, March 31, 2020 (unaudited)	-	$-	424,935,588	$424,936	$123,935,713	$(134,199,806)	$(9,839,157)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	378,076,976	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)
Common stock issued in settlement of accounts payable and accrued interest	-	-	8,098,929	8,099	180,862	-	188,961
Common stock issued for services	-	-	3,500,000	3,500	82,850	-	86,350
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock-based compensation	-	-	-	-	169,216	-	169,216
Net loss	-	-	-	-	-	(673,218)	(673,218)
Balance, March 31, 2019 (unaudited)	-	$-	389,675,905	$389,676	$122,976,584	$(130,461,896)	$(7,095,636)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(575,791)	$(673,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	51,652
Bad debt (recoveries)	-	21,304
Interest and amortization of debt discount	75,154	29,809
(Gain) loss on settlement of accounts payable and accrued interest	(5,868)	12,960
Gain on sale of equipment	(21,474)	(32,211)
Related party notes payable issued for services rendered	187,500	-
Loss (income) on equity investments	23,539	(100,944)
Stock-based compensation	181,620	255,566
Changes in operating assets and liabilities:
Accounts receivable	12,676	(67,507)
Inventories	208	22,309
Accounts payable	23,091	123,922
Accrued expenses	6,236	(3,205)
Deferred revenue	(1,550)	19,151
Net cash used in provided by operating activities	(94,659)	(340,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from equity investments	-	80,850
Net cash provided by investing activities	-	80,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for overdraft protection	(1,520)	-
Proceeds from related party advances	103,417	90,000
Repayments of related party notes	-	(268,868)
Repayments of notes payable	(11,450)	(169,317)
Proceeds from convertible note payable	35,000	-
Net cash used in financing activities	125,447	(348,185)

Net increase (decrease) in cash and cash equivalents	30,788	(607,747)
Cash and cash equivalents, beginning of period	-	1,357,146
Cash and cash equivalents, end of period	$30,788	$749,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,300	$324,782
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable and accrued interest	$9,632	$188,961
Beneficial conversion feature recognized on convertible note	$15,000	$-
Common shares issued for prepaid services	$9,778	$-
Equity contributed to investment	$-	$15,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 — NATURE OF OPERATIONS

Overview

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August 1999. The Company is a  biotechnology company focused on the discovery, development and, subject to regulatory approval, commercialization of autologous cell therapies for the treatment of disease and injury. We are also a regenerative medicine company specializing in physician/veterinary training and certification and stem cell products.. The business includes the development of proprietary cell therapy products as well as revenue generating physician and patient-based regenerative medicine/cell therapy training services, cell collection and cell storage services, and the sale of cell collection and treatment kits for humans and animals.. To date, the Company has not generated significant revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise and subsidiary.

Basis of Presentation

The interim unaudited condensed financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of the Company’s management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s management believes the disclosures are adequate to make the information presented not misleading.

The condensed balance sheet information as of December 31, 2019 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on July 15, 2021. These interim unaudited condensed financial statements should be read in conjunction with the 2019 Annual Report. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of March 31, 2020, the Company had cash on hand of $30,788 and a working capital deficit (current liabilities in excess of current assets) of $9,077,859. During the three months ended March 31, 2020, the net loss was $575,791 and net cash used in operating activities was $94,659. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the future as it develops its business model. The Company has a stockholders’ deficit of 9,839,157 at March 31, 2020 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Along with diversifying the portfolio of products distributed by the Company, including equipment and biologics, it is the intention of the Company management to both continue to adhere to the Court Order (see Note 13) as well as re -establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and management believes that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc., an operating division of the Company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of the Company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $13,203.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

At March 31, 2020 and December 31, 2019, the Company had deferred revenues of $84,750 and $86,300, respectively, which includes $64,750 and $65,500, respectively, to the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $420 for the three months ended March 31, 2020 and 2019, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

The computation of basic and diluted income (loss) per share as of March 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,
	2020	2019
Options	111,120,414	112,970,670
Warrants	1,110,468	1,114,019
Convertible note	7,820,647	-
Total potentially dilutive shares	120,051,529	114,084,689

Recent Accounting Pronouncements

FASB Accounting Standards Updates (“ASU”) 2017-04 (Topic 350), “Intangibles – Goodwill and Others” – Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance was effective for the Company in the first fiscal quarter of 2020. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds disclosure requirements, including changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance was effective for the Company in the first fiscal quarter of 2020. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

As a consequence of the Court Order (see Note 13 “Government Claim”), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into a Termination and Release Agreement and a Letter Agreement intended to divest itself of certain equipment and other assets underlying the related equipment lease transaction. In addition, on October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. As part of the termination of the operating lease, the Company left certain property and equipment (all of which had been fully depreciated) at the old location.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three months ended March 31, 2020 and 2019, the Company recognized $21,474 and $32,211, respectively, as gain on sale of equipment.  As of March 31, 2020 and December 31, 2019, deferred gain on sale of equipment was $0 and $21,474, respectively.

Depreciation expense was $0 and $51,652, of which $0 and $51,652 was included in cost of sales, for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was ($23,539) and 72,672 for the three months ended March 31, 2020 and 2019, respectively (inception to date income of $599,721) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the three months ended March 31, 2020 and 2019, the Company received distributions totaling $0 and $49,900, respectively, from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  The carrying value of the investment at March 31, 2020 and December 31, 2019 is $0 and $23,539, respectively.

At March 31, 2020 and December 31, 2019, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763. Revenues earned from sales to U.S. Stem Clinic, LLC for the three months ended March 31, 2020 and 2019 were $1,441 and $131,877, respectively.

In January 2019, a member of U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

An affiliate of one of the Company’s officers was a minority investor in the U.S. Stem Cell Clinic, LLC.

In March, 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s income earned by Regenerative Wellness Clinic, LLC member interest was $0 and $37,915 for the three months ended December 31, 2020 and 2019, respectively (inception to date income of $113,047) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the three months ended March 31, 2020 and 2019, the Company received distributions totaling $0 and $30,950, respectively, from Regenerative Wellness Clinic, LLC (inception to date of $101,963). The carrying value of the investment at March 31, 2020 and December 31, 2019 is $0.

At March 31, 2020 and December 31, 2019, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0. Revenues earned from sales to Regenerative Wellness Clinic, LLC for the three months ended March 31, 2020 and 2019 was $0 and $39,611, respectively.

In January 2019, a member of Regenerative Wellness Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $10,830.

An affiliate of one of the Company’s officers was an investor in the Regenerative Wellness Clinic, LLC.

In October, 2019, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC.

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as Additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interests was $0 and ($9,643) for the three months ended March 31, 2020 and 2019, respectively (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the three months ended March 31, 2020 and 2019, the Company received distributions totaling $0 and $0, respectively, from U.S. Stem Cell of the Villages LLC. The carrying value of the investment at March 31, 2020 and December 31, 2019 was $0.

At March 31, 2020 and December 31, 2019, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the three months ended March 31, 2020 and 2019 was $0 and $91,201, respectively.

During the three months ended March 31, 2020 and 2019, the Company received $0 and $43,332, respectively, in management fees from the LLC.

As of the date of this filing, US Stem Cell Clinic of the Villages, LLC is currently dormant.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

During the three months ended March 31, 2020 and 2019, the Company recognized $807 and $36,982, respectively, as lease expense. Lease expense was comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
Operating lease expense	$807	$36,531
Variable lease expense	-	451
Total lease expense	$807	$36,982

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$480,205	$456,190
Accrued interest payable	616,148	580,204
Vendor accruals and other	79,132	79,132
Marketing obligation	-	-
Accrued expenses and other current liabilities	$1,175,485	$1,115,526

During the three months ended March 31, 2020, the Company issued an aggregate of 3,210,821 shares of its common stock, having a fair value of $9,632, in settlement of outstanding accounts payable. In connection with the issuance, the Company recognized a $5,868 net gain on settlement of debt.

NOTE 8 — NOTES AND CAPITAL LEASES PAYABLE

Notes and capital leases payable were comprised of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Seaside Bank note payable	$980,000	$980,000
Hunton & Williams note payable	390,500	391,000
Weider note payable	474,240	482,939
Mallard note payable	247,750	250,000
Total notes payable	2,092,490	2,103,939
Less unamortized debt discount	(48,197)	(50,448)
Total notes payable net of unamortized debt discount	2,044,293	2,053,491
Less current portion	(1,344,745)	(1,297,477)
Long-term portion	$699,548	$756,014

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided. In May 2019, the Company did not make the required scheduled payment. In September 2010, the noteholder agreed to waive their default rights under the agreement provided a minimum of $5,000 was paid by the end of 2019 and to reduce the required monthly payment to $500 per month commencing in January 2020. The Company satisfied the $5,000 payment requirement by the end of 2019 and commenced making the required $500 monthly payments in January 2020.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. For the three months ended March 31, 2020 and 2019, the Company amortized $0 and $5,264 of debt discount to interest expense. At March 31, 2020, the Company is in default and is negotiating payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at March 31, 2020. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $390,500 and $391,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $474,240 and $482,939, respectively.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. For the three months ended March 31, 2020, the Company amortized $2,252 of debt discount to interest expense. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $199,553 and $199,551, net of debt discount of $48,197 and $50,448, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 9 — PROMISSORY NOTE PAYABLE

On June 1, 2015, the Company issued an amended and restated promissory note of $1,697,762 in settlement of the $1,500,000 outstanding subordinated debt, related accrued interest of $373,469 and accumulated and unpaid guarantor fees of $624,737.

The note is unsecured and non-interest bearing and requires four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining unpaid balance due June 1, 2020 and is currently in default (See Note 16).

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2020 and 2019, the Company amortized $17,424 and $17,233, respectively, of debt discount to interest expense.  As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $1,385,891 and $1,368,467, net of debt discount of $11,871 and $29,296, respectively.

NOTE 10 — CONVERTIBLE NOTE PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matures on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three months ended March 31, 2020, the Company amortized $1,755 of debt discount to interest expense.  As of March 31, 2020, the remaining carrying value of the note was $21,755, net of debt discount of $13,245. At March 31, 2020, accrued interest on the note was $264, and is included in accrued expenses on the accompanying balance sheet.

NOTE 11 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of March 31, 2020 and December 31, 2019, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2020 and 2019, the Company received aggregate proceeds from advances of $103,417 and $90,000, respectively. As of March 31, 2020 and December 31, 2019, the Company owed $615,161 and $511,744, respectively, for advances.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $262,000. At March 31, 2020 and December 31, 2019, accrued interest on the note was $13,273 and $8,700, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the three months ended March 31, 2020 and 2019, the Company paid principal of $0 and $304,137, respectively, of this note. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2020, the remaining carrying value of the note was $187,500.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

At March 31, 2020 and December 31, 2019, accrued interest on the notes was $406,398 and $389,695, respectively, and is included in accrued expenses on the accompanying balance sheet.

	March 31, 2020	December 31, 2019
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	-
Note payable, Dr. Comella*	255,579	255,579
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Total officer and director notes	$2,944,942	$2,757,442

* Dr. Comella is no longer a member of the Board of Directors effective September 1, 2019.

NOTE 12 — FAIR VALUE MEASUREMENT

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

As of March 31, 2020 and December 31, 2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of March 31, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of March 31, 2020 and December 31, 2019 was $64,750 and $65,500, respectively.

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $29,600 and $30,050 as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2020 other than that described above.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. In an order dated June 4, 2019, the Court granted the defendants’ request to allow it the opportunity to work out the language of the form of injunction with the government, and if unsuccessful, to provide a status report to the Court by June 14, 2019, outlining areas of disagreement. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella) “not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.” On June 25, 2019, the Court entered an Order of Permanent Injunction, generally enjoining the defendants with respect to the SVF Product and requiring other actions. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13, 2021.  On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. The Company did not challenge the district court’s judgment upon any other ground. The Company, in divesting certain equipment and other assets and assigning its lease, has and will continue to experience a decrease in revenues as the Company both maintains the remainder of the business and transitions into similar or unrelated business opportunities as determined by management . However, management is not able to predict the duration, scope, results, or consequences of the  summary judgment and any transition of the business plan.

After the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.  The Company sought guidance from the Court, which entered an order generally staying the requirement to destroy any SVF Product, pending a decision on the Company’s appeal.  Many of the tissue bank depositors attempted to intervene in the FDA action, and filed an appeal when their intervention was denied. Their appeal was dismissed. It is anticipated that these depositors will present their position on tissue/SVF preservation to the trial court now that the appeal has been decided. As disclosed by the Company previously, the Company entered into a transaction in 2019 in which it divested itself of the operation of the tissue bank

NOTE 14 — STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2020, the Company issued an aggregate of 3,210,821 shares of its common stock, having a fair value of $9,632, in settlement of outstanding accounts payable. In connection with the issuance, the Company incurred a $5,868 net gain on settlement of debt.

During the three months ended March 31, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $16,000, for services, of which $9,778 remains in prepaid expenses as of March 31, 2020.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

A summary of the stock option activity for the three months ended March 31, 2020 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2019	111,120,474	$0.0247	8.3	$-
Granted	-
Exercised	-
Forfeited/Expired	(60)	$0.1540
Outstanding, March 31, 2020	111,120,414	$0.0247	8.0	$74,566

Exercisable, March 31, 2020	57,801,664	$0.0245	7.6	$36,293

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,900,000	$0.0051	8.8	15,825,000	$0.0046
$0.011 to $0.020	16,300,000	$0.0196	6.5	13,800,000	$0.0196
$0.021 to $0.030	9,710,000	$0.0253	8.6	8,052,500	$0.0252
$0.0363	22,735,000	$0.0363	7.4	14,680,000	$0.0363
$0.0536	20,000,000	$0.0536	8.1	5,000,000	$0.0536
$0.1540	475,414	$0.1540	5.5	444,164	$0.1540
	111,120,414	$0.0247	8.0	57,801,664	$0.0245

The aggregate intrinsic value of outstanding stock options was $74,566, based on options with an exercise price less than the Company’s stock price of $0.0069 as of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2020 and 2019 was $175,398 and $169,216, respectively. As of March 31, 2020, the Company had $1,240,154 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 1.13 years.

Warrants

A summary of the warrant activity for the three months ended March 31, 2020 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2019	1,110,468	$12.8400	8.2	$-
Granted	-
Exercised	-
Expired	-
Outstanding, March 31, 2020	1,110,468	$12.84	8.2	$-

Exercisable, March 31, 2020	1,108,923	$2.14	8.2	$-

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.03 to $20.00	1,086,536	$1.27	8.0	1,086,536	$1.27
$20.01 to $30.00	19,543	$25.06	3.9	19,543	$25.06
$40.01 to $50.00	2,253	$48.83	2.5	2,253	$48.83
$50.01 to $60.00	543	$60.00	1.3	543	$60.00
>$60.00	1,593	$7,690.00	6.6	48	$7,690.00
	1,110,468	$12.84	8.2	1,108,923	$2.14

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0069 as of March 31, 2020, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 15 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the three months ended March 31, 2020 and 2019, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended March 31,
	2020	2019
Customer 1	29%	-
Customer 2	11%	-
Customer 3	-	10%
Totals	40%	10%

Customer 3 is U.S. Stem Cell Clinic, LLC, a related party, a partly owned investment in which the Company holds a 49.9% member interest.

Concentrations of Accounts Receivable

As of March 31, 2020 and December 31, 2019, the following customers represented more than 10% of the Company’s accounts receivable:

	March 31, 2020	December 31, 2019
Customer 1	59%	47%
Customer 2	34%	47%
Totals	93%	94%

Customer 1 is U.S. Stem Cell Clinic, LLC, a related party, a partly owned investment in which the Company holds a 49.9% member interest.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our annual reports on Form 10-K. Risk factors include, but are not limited to, the economic effects of the pandemic, the promptness of distribution of vaccines, domestically and internationally to limit the impact of COVID-19, and the short and long term economic impact of COVID-19 on the marketplace. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these, and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated July 15, 2021, in connection with the audit of our annual financial statements as of December 31, 2019, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2020 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

During fiscal 2019, we had interests in US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC as partially owned investments of our company (in which we had a 49.9%, 49.9% and 49% respectively member interests), which were physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC, while US Stem Cell Clinic of the Villages, LLC is currently dormant.

Our comprehensive map of products and services:

As of March 31, 2020:

As of the date of this filing:

Our mission is to advance to market novel regenerative medicine and cellular therapy products that substantially benefit humankind. Our business strategy is, to the extent possible, finance our clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and personalized cellular therapeutic treatments. Accordingly, we have developed a multifaceted portfolio of revenue generating products and services in our US Stem Cell Training, Vetbiologics, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need for venture financings – a modern biotechnology company development strategy.

Today, our company is a combination of opportunistic business enterprises. What we are establishing is a foundation of value in the products and services we are and plan to sell from US Stem Cell Training, Vetbiologics. Our strategy is to expand the revenues generated from each of these operating divisions and to reinvest the profits we generate into our clinical development pipeline.

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

Results of Operations Overview

We are a research and development company and our product candidates have not received regulatory approval or generated any material revenues and is not expected generate revenues until commercialization, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In addition, and as a result of the Court Order (see Note 13), we divested our company of certain equipment and other assets which will substantially reduce our ability to generate revenues until such time as alternative revenue producing materialize as well as assign our lease.

Three Months Ended March 31, 2020 as compared to the Three Months Ended March 30, 2019

Revenues

We recognized revenues of $57,492 for the three months ended March 31, 2020. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $1,308,310 for the three months ended March 31, 2019 from the sale of MyoCath catheters, physician training, patient studies and laboratory services. Due to the Injunction, as described in our Note 13 to our financial statements, our revenue for 2020 has been severely reduced.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, and physician course materials.

Cost of sales were $18,097 and $522,099 in in the three-month periods ended March 31, 2020 and 2019, respectively. Associated gross margins were $39,395 (31.4%) and $786,711 (39.8%) for the three months periods ended March 31, 2020 and 2019, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended March 31, 2020, a decrease of $420 from the research and development expenses of $420 in the three-month period ended March 31, 2019. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $537,535 for the three-month period ended March 31, 2020 compared to $1,185,392 for the three-month period ended March 31, 2019, a decrease of $647,857. The decrease in costs are primarily due to reduction in operations due to the Court Order.

Our marketing, general and administrative expenses primarily consist of the costs associated with our general management and product and service marketing programs, including, but not limited to, where and when applicable, salaries and related expenses for executive, administrative and marketing personnel, rent, insurance, legal and accounting fees, consulting fees, travel and entertainment expenses, conference costs and other clinical marketing and trade program expenses.

(Gain) Loss on settlement of debt

During the three months ended March 31, 2020, we incurred a net gain of $5,868 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $12,960 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $21,474, which we will recognize to operations over the term of the lease (36 months). During the three months ended March 31, 2020 and 2019, we recognized $21,474 and $32,211 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended March 31, 2020 and 2019 our pro rata share of its income (loss) was $(23,539) and $100,944, respectively. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC, while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the three months ended March 31, 2020 were $81,454 compared to $394,381 for the three months ended March 31, 2019. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

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

Concentrations of Credit Risk

As of March 31, 2020, two customers represented 59% and 34%, respectively, representing an aggregate of 93% of the Company’s accounts receivable. As of December 31, 2019, two customers represented 47% and 47%, respectively, representing an aggregate of 94% of the Company’s accounts receivable.

For the three months ended March 31, 2020, two customers represented 29% and 11%, respectively, of the Company’s revenues.    For the three months ended March 31, 2019, one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest) represented 10% of the Company’s revenues

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended March 31, 2020, we incurred negative cash flow from operations of $94,659 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Investing Activities

Net cash provided by investing activities was $0 for the three-months ended March 31, 2020 represented proceeds from our equity investment as compared to cash provided by investing activities of $80,850 from our equity investments for the same period last year.

Financing Activities

Net cash provided in financing activities was an aggregate of $125,447 in the three-month period ended March 31, 2020 as compared to cash used of $348185 in the three-month period ended in March 31, 2019.

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

At March 31, 2020, we had cash and cash equivalents totaling $30,788. However, our working capital deficit as of such date was approximately $9.1 million.

Along with diversifying the portfolio of products distributed by our company, including equipment and biologics, it is the intention of our Company to both continue to adhere to the Court Order (see Note 13 of the Financial Statements) as well as re -establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and we believe that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc., an operating division of our company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of our company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. While not providing legal advice, our company may also engage in managing third-party clinics to ensure they too abide by recent regulatory requirements

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2020 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAR II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. remaining amount due under this settlement is $29,600 and $30,050 as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable.

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

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. As of March 31, 2020 and December 31, 2019, the remaining carrying value of the note was $474,240 and $482,939, respectively.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2020 other than that described above.

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

The Company, in divesting certain equipment and other assets and assigning its lease, has and will continue to experience a decrease in revenues as the Company both maintains the remainder of the business and transitions into similar or unrelated business opportunities as determined by management (see Existing Capital Resources and Future Capital Requirements and Plan of Operations above). However, management is not able to predict the duration, scope, results, or consequences of the  summary judgment and any transition of the business plan.  There can be no assurance that the Company will prevail on its appeal and obtain a reversal of the final judgment.

After the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.  The Company sought guidance from the Court, which entered an order generally staying the requirement to destroy any SVF Product, pending a decision on the Company’s appeal.  Many of the tissue bank depositors attempted to intervene in the FDA action, and filed an appeal when their intervention was denied. Their appeal was dismissed. It is anticipated that these depositors will present their position on tissue/SVF preservation to the trial court now that the appeal has been decided. As disclosed by the Company previously, the Company entered into a transaction in 2019 in which it divested itself of the operation of the tissue bank

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2020.

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
31.1*

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

U.S. Stem Cell, Inc.

Date: July 15, 2021	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer