Form 10-Q
period 2020-09-30
U.S. Stem Cell, Inc.
filed 2021-07-16
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 OR
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

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. STEM CELL, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,228	$-
Accounts receivable, net	21,469	48,208
Inventories	5,418	8,096
Prepaid expenses and other current assets	10,000	10,000
Total current assets	118,115	66,304

Investments	-	23,539

Total assets	$118,115	$89,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$1,520
Accounts payable	1,231,623	1,187,989
Accrued expenses	1,379,821	1,115,526
Advances - related parties	797,040	511,744
Deferred revenue, current portion	23,000	23,800
Deferred gain on sale of equipment, current portion	-	21,474
Deposits	465,286	465,286
Notes payable - related parties	3,733,404	2,757,442
Notes payable, current portion, net of debt discount of $9,501 and $9,057, respectively	1,400,910	1,297,477
Promissory note payable, net of debt discount of $0 and $29,296, respectively	1,397,762	1,368,467
Convertible notes payable, net of debt discount of $6,221 and $0, respectively	38,779	-
Total current liabilities	10,467,625	8,750,725

Long-term liabilities:
Deferred revenue	60,250	62,500
Notes payable, net of debt discount of $34,091 and $41,391, respectively	769,741	756,014
Total long-term liabilities	829,991	818,514

Total liabilities	11,297,616	9,569,239

Commitments and contingencies (See Note 13)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 429,702,662 and 417,724,767 shares issued and outstanding, respectively	429,703	417,725
Additional paid-in capital	124,315,620	123,726,894
Accumulated deficit	(135,924,824)	(133,624,015)
Total stockholders' deficit	(11,179,501)	(9,479,396)

Total liabilities and stockholders' deficit	$118,115	$89,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$44,970	$28,160	$116,347	$299,826
Services	19,677	127,456	45,446	2,412,808
Management fees - related party	-	975	-	50,751
Total revenue	64,647	156,591	161,793	2,763,385

Cost of sales	18,576	137,366	53,550	1,165,459

Gross profit	46,071	19,225	108,243	1,597,926

Operating expenses:
Research and development	-	-	-	263
Selling, general and administrative	1,039,352	1,616,970	2,068,245	3,628,652
Pre-litigation settlement	-	-	-	500,000
Total operating expenses	1,039,352	1,616,970	2,068,245	4,128,915

Loss from operations	(993,281)	(1,597,745)	(1,960,002)	(2,530,989)

Other income (expenses):
Gain (loss) on settlement of accounts payable and accrued interest, net	(204)	33,203	277	21,892
Gain on sale of equipment	-	32,211	21,474	96,634
Miscellaneous income	-	11,000	-	11,069
Income (loss) from equity investments	(9,718)	(33,478)	(23,539)	93,778
Interest expense	(152,572)	(91,140)	(339,019)	(850,677)
Total other income (expenses)	(162,494)	(48,204)	(340,807)	(627,304)

Net loss before income taxes	(1,155,775)	(1,645,949)	(2,300,809)	(3,158,293)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,155,775)	$(1,645,949)	$(2,300,809)	$(3,158,293)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	429,684,176	396,637,920	427,207,208	392,029,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	-	$-	428,001,981	$428,002	$124,132,196	$(134,769,049)	$(10,208,851)
Common stock issued in settlement of accounts payable	-	-	1,700,681	1,701	8,504	-	10,205
Stock-based compensation	-	-	-	-	174,920	-	174,920
Net loss	-	-	-	-	-	(1,155,775)	(1,155,775)
Balance, September 30, 2020 (unaudited)	-	$-	429,702,662	$429,703	$124,315,620	$(135,924,824)	$(11,179,501)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	417,724,767	$417,725	$123,726,894	$(133,624,015)	$(9,479,396)
Common stock issued in settlement of accounts payable and accrued interest	-	-	7,977,895	7,978	36,390	-	44,368
Common stock issued for services	-	-	4,000,000	4,000	12,000	-	16,000
Beneficial conversion feature recognized on convertible note	-	-	-	-	15,000	-	15,000
Stock-based compensation	-	-	-	-	525,336	-	525,336
Net loss	-	-	-	-	-	(2,300,809)	(2,300,809)
Balance, September 30, 2020 (unaudited)	-	$-	429,702,662	$429,703	$124,315,620	$(135,924,824)	$(11,179,501)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	-	$-	393,694,820	$393,695	$123,231,001	$(131,301,022)	$(7,676,326)
Common stock issued in settlement of accounts payable	-	-	4,049,140	4,049	29,964	-	34,013
Stock-based compensation	-	-	-	-	174,450	-	174,450
Net loss	-	-	-	-	-	(1,645,949)	(1,645,949)
Balance, September 30, 2019 (unaudited)	-	$-	397,743,960	$397,744	$123,435,415	$(132,946,971)	$(9,113,812)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	378,076,976	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)
Common stock issued in settlement of accounts payable and accrued interest	-	-	16,166,984	16,167	296,027	-	312,194
Common stock issued for services	-	-	3,500,000	3,500	82,850	-	86,350
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock-based compensation	-	-	-	-	512,882	-	512,882
Net loss	-	-	-	-	-	(3,158,293)	(3,158,293)
Balance, September 30, 2019 (unaudited)	-	$-	397,743,960	$397,744	$123,435,415	$(132,946,971)	$(9,113,812)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,300,809)	$(3,158,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	154,956
Bad debt (recoveries)	-	30,869
Interest and amortization of debt discount	309,219	141,296
(Gain) loss on settlement of accounts payable and accrued interest	(277)	(21,892)
Gain on sale of equipment	(21,474)	(96,634)
Related party notes payable issued for services rendered	975,962	800,000
Loss (income) on equity investments	23,539	(93,778)
Note payable issued in pre-trial settlement	-	500,000
Stock-based compensation	541,336	586,382
Changes in operating assets and liabilities:
Accounts receivable	26,739	(33,079)
Inventories	2,678	46,864
Accounts payable	79,134	269,070
Accrued expenses	9,152	(4,507)
Deferred revenue	(3,050)	(112,390)
Net cash used in operating activities	(357,851)	(991,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from equity investments	-	166,833
Net cash provided by investing activities	-	166,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for overdraft protection	(1,520)	-
Proceeds from related party advances	285,296	140,000
Repayments of related party notes	-	(213,739)
Proceeds from notes payable	150,000	-
Repayments of notes payable	(39,697)	(381,000)
Proceeds from convertible note payable	45,000	-
Net cash provided by (used in) financing activities	439,079	(454,739)

Net increase (decrease) in cash and cash equivalents	81,228	(1,279,042)
Cash and cash equivalents, beginning of period	-	1,357,146
Cash and cash equivalents, end of period	$81,228	$78,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$29,800	$633,859
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable and accrued interest	$44,368	$312,194
Beneficial conversion feature recognized on convertible note	$15,000	$-
Equity contributed to investment	$-	$15,265
Record right-to-use assets and related lease liability	$-	$383,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The condensed balance sheet information as of December 31, 2019 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on July 15, 2021. These interim unaudited condensed financial statements should be read in conjunction with the 2019 Annual Report. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of September 30, 2020, the Company had cash on hand of $81,228 and a working capital deficit (current liabilities in excess of current assets) of $10,349,510. During the nine months ended September 30, 2020, the net loss was $2,300,809 and net cash used in operating activities was $357,851. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit of 11,179,501 at September 30, 2020 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Along with diversifying the portfolio of products distributed by the Company, including equipment and biologics, it is the intention of the Company management to both continue to adhere to the Court Order (see Note 13) as well as re-establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and management believes that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc., an operating division of the Company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of the Company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $13,203.

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

SEPTEMBER 30, 2020

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

At September 30, 2020 and December 31, 2019, the Company had deferred revenues of $83,250 and $86,300, respectively, which includes $63,250 and $65,500, respectively, for the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 for the three and nine months ended September 30, 2020, respectively; and $0 and $263 for the three and nine months ended September 30, 2019, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The computation of basic and diluted income (loss) per share as of September 30, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,
	2020	2019
Options	111,119,914	121,038,655
Warrants	1,110,468	1,112,251
Convertible note	11,260,433	-
Total potentially dilutive shares	123,490,815	122,150,906

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

SEPTEMBER 30, 2020

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

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

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and nine months ended September 30, 2020, the Company recognized $0 and $21,474, respectively; and $32,211 and $96,634 during the three and nine months ended September 30, 2019, respectively, as gain on sale of equipment.  As of September 30, 2020 and December 31, 2019, deferred gain on sale of equipment was $0 and $21,474, respectively.

Depreciation expense was $0 for the three and nine months ended September 30, 2020, respectively. Depreciation expense was $51,652 and $154,956, of which $51,652 and $154,956 was included in cost of sales, for the three and nine months ended September 30, 2019, respectively.

NOTE 5 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was ($9,718) and ($23,539) for the three and nine months ended September 30, 2020, respectively; and ($51,514) and $51,514 for the three and nine months ended September 30, 2019, respectively (inception to date income of $599,921) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the nine months ended September 30, 2020 and 2019, the Company received distributions totaling $0 and $64,870, respectively, from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  The carrying value of the investment at September 30, 2020 and December 31, 2019 is $0 and $23,539, respectively (See also Note 16; In March, 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC).

At September 30, 2020 and December 31, 2019, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763. Revenues earned from sales to U.S. Stem Clinic, LLC for the three and nine months ended September 30, 2020 were $0 and $1,441, respectively; and $33,614 and $329,003 for the three and nine months ended September 30, 2019, respectively.

In January 2019, a member of U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s income earned by Regenerative Wellness Clinic, LLC member interest was $0 for the three and nine months ended September 30, 2020; and ($2,910) and $69,345 for the three and nine months ended September 30, 2019, respectively (inception to date income of $113,047) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the nine months ended September 30, 2020 and 2019, the Company received distributions totaling $0 and $101,963, respectively, from Regenerative Wellness Clinic, LLC (inception to date of $101,963). The carrying value of the investment at September 30, 2020 and December 31, 2019 is $0. In October 2019, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC.

At December 31, 2019, accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0. Revenues earned from sales to Regenerative Wellness Clinic, LLC for the three and nine months ended September 30, 2019 was $16,637 and $132,984, respectively.

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interest was $0 for the three and nine months ended September 30, 2020; and ($9,931) and ($27,081) for the three and nine months ended September 30, 2019, respectively (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the nine months ended September 30, 2020 and 2019, the Company received distributions totaling $0 from U.S. Stem Cell of the Villages LLC. The carrying value of the investment at September 30, 2020 and December 31, 2019 was $0.

At September 30, 2020 and December 31, 2019, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the three and nine months ended September 30, 2020 was $0, respectively; and $9,975 and $140,328 for the three and nine months ended September 30, 2019, respectively.

During the three and nine months ended September 30, 2020, the Company received $0; and $975 and $50,751 for the three and nine months ended September 30, 2019, respectively, in management fees from the LLC.

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

SEPTEMBER 30, 2020

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

During the three and nine months ended September 30, 2020 and 2019, lease expense was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$1,689	$34,560	$3,891	$105,200
Variable lease expense	-	-	-	685
Total lease expense	$1,689	$34,560	$3,891	$105,885

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$522,746	$456,190
Accrued interest payable	777,937	580,204
Vendor accruals and other	79,138	79,132
Accrued expenses and other current liabilities	$1,379,821	$1,115,526

During the nine months ended September 30, 2020, the Company issued 1,445,647 shares of its common stock, having a fair value of $11,565, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $2,420.

NOTE 8 — NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Seaside Bank note payable	$980,000	$980,000
Hunton & Williams note payable	387,500	391,000
Weider note payable	453,493	482,939
Mallard note payable	243,250	250,000
EIDL note payable	150,000	-
Total notes payable	2,214,243	2,103,939
Less unamortized debt discount	(43,592)	(50,448)
Total notes payable net of unamortized debt discount	2,170,651	2,053,491
Less current portion	(1,400,910)	(1,297,477)
Long-term portion	$769,741	$756,014

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2020, the Company amortized $0 debt discount; and $24,205 and $34,945 for the three and nine months ended September 30, 2019, respectively, of debt discount to interest expense. At September 30, 2020, the Company was in default and was renegotiating the payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2020. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $387,500 and $391,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $453,493 and $482,939, respectively.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2020, the Company amortized $2,328 and $6,857, respectively, of debt discount to interest expense. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $199,658 and $199,551, net of debt discount of $43,592 and $50,448, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of September 30, 2020, the remaining carrying value of the note was $150,000. At September 30, 2020, accrued interest on the note was $1,572, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2020, the Company amortized $0 and $29,295, respectively of debt discount; and $17,616 and $52,273 for the three and nine months ended September 30, 2019, respectively, of debt discount to interest expense.  As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $1,397,762 and $1,368,467, net of debt discount of $0 and $29,296, respectively.

NOTE 10 — CONVERTIBLE NOTE PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matures on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2020, the Company amortized $3,777 and $8,779, respectively, of debt discount to interest expense.  As of September 30, 2020, the remaining carrying value of the note was $28,779, net of debt discount of $6,221. At September 30, 2020, accrued interest on the note was $1,141, and is included in accrued expenses on the accompanying balance sheet.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that is due on demand and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts.  As of September 30, 2020, the remaining carrying value of the note was $10,000. At September 30, 2020, accrued interest on the note was $30, and is included in accrued expenses on the accompanying balance sheet.

NOTE 11 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of September 30, 2020 and December 31, 2019, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2020 and 2019, the Company received aggregate proceeds from advances of $285,296 and $140,000, respectively. As of September 30, 2020 and December 31, 2019, the Company owed $797,040 and $511,744, respectively, for advances.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $262,000. At September 30, 2020 and December 31, 2019, accrued interest on the note was $13,323 and $8,700, respectively, and is included in accrued expenses on the accompanying balance sheet.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the nine months ended September 30, 2020 and 2019, the Company paid principal of $0 and $321,607, respectively, of this note. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2020, the remaining carrying value of the note was $100,962.

At September 30, 2020 and December 31, 2019, accrued interest on the notes was $453,282 and $389,695, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Dr. Comella, former Chief Science Officer as of September 30, 2020.

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. During the nine months ended September 30, 2019, the Company received back $107,868 of principal amounts previously paid for this note. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of September 30, 2020 and December 31, 2019, the remaining carrying value of the note was $300,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

At September 30, 2020 and December 31, 2019, accrued interest on the notes was $194,081 and $150,708, respectively, and is included in accrued expenses on the accompanying balance sheet.

Dr. Comella is no longer a member of the Board of Directors after September 1, 2019.

	September 30, 2020	December 31, 2019
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	500,000	-
Note payable, Mr. Tomas	100,962	-
Note payable, Dr. Comella*	255,579	255,579
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Total officer and director notes	$3,733,404	$2,757,442

* Dr. Comella is no longer a member of the Board of Directors effective September 1, 2019.

Other Transactions – Related Parties

Transactions with GACP

On March 3, 2017, the Company entered into an asset sale and lease agreement (sale/leaseback transaction, the “Asset Sale and Lease Agreement”) with General American Capital Partners (GACP), whereby the Company sold certain lab, medical and other equipment relating to the cell banking business for $400,000 and leased back the sold equipment over a three-year term. The Company determined that the transaction was a capitalized lease and accordingly recorded the leased assets and liabilities based on the estimated present value of the minimum lease payments. In connection with the Asset Sale and Lease Agreement, the Company is obligated to accrue 10% of cell-banking revenue as for marketing, offset by any incurred costs of the Company.  At September 30, 2020 and December 31, 2019, the outstanding accrued marketing obligation is $0.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020 and December 31, 2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of September 30, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of September 30, 2020 and December 31, 2019 was $63,250 and $65,500, respectively.

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $28,850 and $30,050 as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2020 other than that described above.

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

SEPTEMBER 30, 2020

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

NOTE 14 — STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2020, the Company issued an aggregate of 6,532,248 shares of its common stock, having a fair value of $32,803, in settlement of outstanding accounts payable. In connection with the issuances, the Company incurred a $2,697 net gain on settlement.

During the nine months ended September 30, 2020, the Company issued 1,445,647 shares of its common stock, having a fair value of $11,565, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $2,420.

During the nine months ended September 30, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $16,000, for services.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

A summary of the stock option activity for the nine months ended September 30, 2020 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2019	111,120,474	$0.0247	8.3	$-
Granted	-
Exercised	-
Forfeited/Expired	(560)	$0.1540
Outstanding, September 30, 2020	111,119,914	$0.0247	7.8	$-

Exercisable, September 30, 2020	75,737,414	$0.0255	7.2	$-

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,900,000	$0.0051	8.3	21,650,000	$0.0049
$0.011 to $0.020	16,300,000	$0.0196	6.0	16,300,000	$0.0196
$0.021 to $0.030	9,710,000	$0.0253	8.1	8,605,000	$0.0252
$0.0363	22,735,000	$0.0363	6.9	18,707,500	$0.0363
$0.0536	20,000,000	$0.0536	7.6	10,000,000	$0.0536
$0.1540	474,914	$0.1540	5.0	474,914	$0.1540
	111,119,914	$0.0247	7.5	75,737,414	$0.0255

The aggregate intrinsic value of outstanding stock options was $0, based on options with an exercise price less than the Company’s stock price of $0.0043 as of September 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the nine months ended September 30, 2020 and 2019 was $525,336 and $512,882, respectively. As of September 30, 2020, the Company had $890,216 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.92 years.

Warrants

A summary of the warrant activity for the nine months ended September 30, 2020 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2019	1,110,468	$12.8400	8.2	$-
Granted	-
Exercised	-
Expired	-
Outstanding, September 30, 2020	1,110,468	$12.84	7.4	$-

Exercisable, September 30, 2020	1,108,923	$2.14	7.4	$-

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warants	Price

$0.03 to $20.00	1,086,536	$1.27	7.5	1,086,536	$1.27
$20.01 to $30.00	19,543	$25.06	3.4	19,543	$25.06
$40.01 to $50.00	2,253	$48.83	2.0	2,253	$48.83
$50.01 to $60.00	543	$60.00	0.8	543	$60.00
>$60.00	1,593	$7,690.00	6.1	48	$7,690.00
	1,110,468	$12.84	7.4	1,108,923	$2.14

The aggregate intrinsic value of the issued and exercisable warrants of $0 represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0043 as of September 30, 2020, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 15 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the three and nine months ended September 30, 2020 and 2019, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Customer 1	24%	-	15%	-
Customer 2	15%	-	-	-
Customer 3	14%	-	-	-
Customer 4	-	-	13%	-
Customer 5	-	27%	-	12%
Customer 6	-	22%	-	-
Totals	53%	49%	28%	12%

Customer 5 is U.S. Stem Cell Clinic, LLC, a related party, a partly owned investment in which the Company holds a 49.9% member interest.

Concentrations of Accounts Receivable

As of September 30, 2020 and December 31, 2019, the following customers represented more than 10% of the Company’s accounts receivable:

	September 30, 2020	December 31, 2019
Customer 1	83%	47%
Customer 2	-	47%
Totals	83%	94%

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 13, 2020, in connection with the audit of our annual financial statements as of December 31, 2019, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2020 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2020:

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

Today, our company is a combination of opportunistic business enterprises. What we are establishing is a foundation of value in the products and services we are and plan to sell from US Stem Cell Training and Vetbiologics. Our strategy is to expand the revenues generated from each of these operating divisions and to reinvest the profits we generate into our clinical development pipeline.

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

Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019

Revenues

We recognized revenues of $64,647 for the three months ended September 30, 2020. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $156,591 for the three months ended September 30, 2019 from the sale of MyoCath catheters, physician training, patient studies and laboratory services. Due to the Injunction, as described in our Note 13 to our financial statements, our revenue for 2020 has been severely reduced.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, and physician course materials.

Cost of sales were $18,576 and $137,366 in in the three-month periods ended September 30, 2020 and 2019, respectively. Associated gross margins were $46,071 (28.7%) and $19,225 (87.2%) for the three months periods ended September 30, 2020 and 2019, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended September 30, 2020, no change from the research and development expenses of $0 in the three-month period ended September 30, 2019. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,039,352 for the three-month period ended September 30, 2020 compared to $1,616,970 for the three-month period ended September 30, 2019, an decrease of $577,618. The decrease in costs are primarily due to reduction in operations due to the Court Order.

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

(Gain) Loss on settlement of debt

During the three months ended September 30, 2020, we incurred a net loss of $204 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $33,203 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,535, which we will recognize to operations over the term of the lease (36 months). During the three months ended September 30, 2020 and 2019, we recognized $0 and $32,211 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of income (loss) from equity investments for the period.  For the three months ended September 30, 2020 and 2019 our pro rata share of income (loss) was $(9,718) and $(33,478), respectively. We divested ourselves of our member interests in Regenerative Wellness Clinic, LLC and U.S. Stem Cell Clinic, LLC in October 2019 and March 2021, respectively. U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the three months ended September 30, 2020 were $152,572 compared to $91,140 for the three months ended September 30, 2019. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019

Revenues

We recognized revenues of $161,793 for the nine months ended September 30, 2020. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $2,763,385 for the nine months ended September 30, 2019 from the sale of MyoCath catheters, physician training, patient studies and laboratory services. Due to the Injunction, as described in our Note 13 to our financial statements, our revenue for 2020 has been severely reduced.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, and physician course materials.

Cost of sales were $53,550 and $1,165,459 in in the nine-month periods ended September 30, 2020 and 2019, respectively. Associated gross margins were $108,243 (66.9%) and $1,597,923 (57.8%) for the three months periods ended September 30, 2020 and 2019, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the nine-month period ended September 30, 2020, a decrease of $263 from the research and development expenses of $263 in the nine-month period ended September 30, 2019. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $2,068,245 for the nine-month period ended September 30, 2020 compared to $3,628,652 for the three-month period ended September 30, 2019, an decrease of $ 1,560,407. The decrease in costs are primarily due to reduction in operations due to the Court Order.

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

(Gain) Loss on settlement of debt

During the three months ended September 30, 2020, we incurred a net gain of $277 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $21,892 for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,535, which we will recognize to operations over the term of the lease (36 months). During the nine months ended September 30, 2020 and 2019, we recognized $21,474 and $96,634 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of income (loss) from equity investments for the period.  For the nine months ended September 30, 2020 and 2019 our pro rata share of income (loss) was $(23,539) and $93,778, respectively. We divested ourselves of our member interests in Regenerative Wellness Clinic, LLC and U.S. Stem Cell Clinic, LLC in October 2019 and March 2021, respectively. U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the nine months ended September 30, 2020 were $339,019 compared to $850,677 for the nine months ended September 30, 2019. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

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

Concentrations of Credit Risk

As of September 30, 2020, one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest), represented 83% of the Company’s accounts receivable. As of December 31, 2019, two customers, of which one customer is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest), represented 47% and 47%, respectively, representing an aggregate of 94% of the Company’s accounts receivable.

For the three months ended September 30, 2020, three customers represented 24%, 15% and 14%, respectively, of the Company’s revenues.  For the three months ended September 30, 2019, two customers, of which the first one is a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest), represented 27% and 22%, respectively, of the Company’s revenues.

For the nine months ended September 30, 2020, two customers represented 15% and 13%, respectively, of the Company’s revenues.  For the nine months ended September 30, 2019, one customer, a related party (US Stem Cell Clinic LLC, a partly owned investment in which the Company holds a 49.9% interest), represented 12% of the Company’s revenues.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended September 30, 2020, we incurred negative cash flow from operations of $94,659 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Investing Activities

Net cash provided by investing activities was $0 for the nine-months ended September 30, 2020 represented proceeds from our equity investment as compared to cash provided by investing activities of $166,833 from our equity investments for the same period last year.

Financing Activities

Net cash provided in financing activities was an aggregate of $439,079 in the nine-month period ended September 30, 2020 as compared to cash used of $454,739 in the three-month period ended in September 30, 2019.

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

At September 30, 2020, we had cash and cash equivalents totaling $81,228. However, our working capital deficit as of such date was approximately $10.3 million.

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

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of September 30, 2020, the remaining carrying value of the note was $150,000. At September 30, 2020, accrued interest on the note was $1,572, and is included in accrued expenses on the accompanying balance sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2020 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAR II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement was $28,850 as of September 30, 2020.

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

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. The remaining amount due under this settlement was $453,493as of September 30, 2020.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2020 other than that described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2020

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