Form 10-K
period 2020-12-31
U.S. Stem Cell, Inc.
filed 2021-07-16
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTC Markets, Inc., as of June 30, 2020, was approximately $2,376,858. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 15, 2021 was 452,413,153.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Documents Incorporated By Reference            None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2020

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

Consequently, all the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

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

Biotechnology Product Candidates

We are an enterprise in the regenerative medicine/cellular therapy industry. Our prior focus was on the discovery, development, and commercialization of cell based therapeutics. Our business included the development of proprietary cell therapy products, distribution of regenerative medicine products, as well as revenue generating physician and patient based regenerative medicine/cell therapy training services.

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

During fiscal 2019, we had interests in US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC as partially owned investments of our company (in which we had a 49.9%, 49.9% and 49% respectively member interests), which were physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC , while US Stem Cell Clinic of the Villages, LLC is currently dormant.

U.S. Stem Cell’s comprehensive map of products and services:

Index

U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 1560 Sawgrass Corporate Parkway, 4th FL Sunrise FL 33323 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www. us-stemcell.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our websites is expressly not incorporated by reference in the Annual Report on Form 10-K.

The Annual Report includes the following trademarks, service marks and trade names owned by the Company: U.S. Stem Cell, Inc. ™, US Stem Cell Training, Vetbiologics, US Stem Cell Clinic, LLC., MyoCell ™ and Adipocell ™. These trademarks, service marks and trade names are the property of U.S. Stem Cell, Inc. and its affiliates.

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

Index

STATUS OF CELLULAR THERAPY PRODUCT DEVELOPMENT CLINICAL TRIALS.

MyoCell/MyoCell SDF-1

MyoCell™ is a regenerative, cellular therapy intended to improve cardiac function for those with congestive heart failure and is designed to be utilized months or even years after a patient has suffered severe heart damage due to a heart attack or other cause. We believe that MyoCell has the potential to become a leading treatment for severe, chronic damage to the heart due to its perceived ability to satisfy, at least in part, what we believe to be an unmet demand for more effective and/or more affordable therapies for chronic heart damage. MyoCell™  uses myoblasts, cells that are precursors to muscle cells, from the patient’s own body. The myoblasts are removed from a patient’s thigh muscle, isolated, grown through our proprietary cell culturing process, and injected directly in the scar tissue of a patient’s heart. A qualified physician performs this minimally invasive procedure using an endoventricular catheter. We entered into an agreement with Biosense Webster (a Johnson & Johnson company) to use its NOGA® Cardiac Navigation System along with its MyoStar™ injection catheter for the delivery of MyoCell™ in the MARVEL Trial (as defined below).

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

Index

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

Index

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

Royalty Agreement/Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The royalty payment is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of December 31, 2020 and 2019 was $62,500 and $65,500, respectively.

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2020 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2020, we had cash and cash equivalents of $18,570 and an accumulated capital deficit of $136,514,508. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 3, 2018, the Company renewed the loan with Seaside National Bank and Trust extends the maturity date to May 18, 2020, all other terms and conditions remain unchanged. On May 18, 2020, the Seaside loan was turned into a Demand Note with no fixed maturity date but with a re-documentation requirement every four years. The new re-documentation deadline is May 2022. However, financing and/or alternative arrangements with the Guarantors may not be available when we need it, or may not be available on acceptable terms.

If we are unable to secure additional financing in the near term, we may be forced to:

●	curtail or abandon our existing business plans;
●	reduce our headcount;
●	default on our debt obligations;
●	file for bankruptcy;
●	seek to sell some or all of our assets; and/or
●	Cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

Index

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

Our independent registered public accounting firm issued its report dated July 15th 2021 in connection with the audit of our financial statements as of December 31, 2020, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, the notes to our financial statements for the year ended December 31, 2020 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell™ product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2020, we have accumulated a deficit of approximately $136.5 million. Our MyoCell™ product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

●

We have invested a significant portion of our efforts and financial resources in our MyoCell™ product candidate and depended heavily on its success. MyoCell™ was currently in the clinical testing stage of development, although we have suspended work under our clinical trials.

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

Index

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

Index

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement is $28,850 and $30,050 as of December 31, 2020 and 2019, respectively, and is included in accounts payable.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2020 or subsequent to December 31, 2020 other than that described above.

Government Claim

On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company has retained counsel to defend in this action. . On June 25, 2019, the federal court for the Southern District of Florida ruled in favor of the government, enjoining the Company and the other defendants from certain product sales and processes. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13, 2021. On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. . The Company did not challenge the district court’s judgment upon any other ground. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis.

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

	Fiscal Year 2019
	High	Low
First Quarter	$0.0810	$0.0274
Second Quarter	$0.0800	$0.0250
Third Quarter	$0.0395	$0.0300
Fourth Quarter	$0.0353	$0.0124

	Fiscal Year 2020
	High	Low
First Quarter	$0.0300	$0.0175
Second Quarter	$0.0255	$0.0089
Third Quarter	$0.0100	$0.0041
Fourth Quarter	$0.0064	$0.0036

Holders

As of December 31, 2020, there were approximately 457 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	112,970,693	0.033	75,068,070
Equity compensation plans not approved by security holders (2)	1,114,019	14.735	0

Index

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

Recent Sales of Unregistered Securities

In fiscal 2020, we issued an aggregate of 10,354,560 shares of our common stock, having a fair value of $51,914, in settlement of outstanding accounts payable, we issued 3,481,467 shares of our common stock, having a fair value of $21,744, in lieu of payment in cash of accrued and unpaid interest of $18,340 and we issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $16,000, for services. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506(b) promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. We filed a Notice of Exempt Offering of Securities on Form D on May 4, 2018.

Issuer Purchases of Equity Securities

None.

Transfer Agent: Continental Stock Transfer & Trust Company, One State Street, 30th Floor, New York, NY 10004 acts as transfer agent for our common stock.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Index

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2019 or 2020.

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

Our Ability To Continue as a Going Concern

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Yearly Report on Form 10-K (the “Form 10-K”). This determination was based on the following factors, as of December 31, 2020, the Company had cash on hand of $18,570 and a working capital deficit (current liabilities in excess of current assets) of $10,759,372. During the year ended December 31, 2020, the net loss was $2,890,493 and net cash used in operating activities was $478,886. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Along with diversifying the portfolio of products distributed by the Company, including equipment and biologics, it is the intention of the Company management to both continue to adhere to the Court Order (see Note 13 of the Financial Statements) as well as re-establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and management believes that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc., an operating division of the Company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of the Company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses.

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

The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell™ to patients enrolled in the trial. This trial is currently not enrolling.

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

Subsequent events

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella.

Index

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

We recognized revenues of $277,087 in 2020 compared to revenues of $3,072,293 in 2019. Our revenue in 2020 was generated from the sale of test kits and equipment, training services, patient treatments and laboratory services, and cell banking. Our revenues for 2019 were generated from the sale, test kits and equipment, training services, patient treatments and laboratory services, and cell banking.  Decrease in revenue due to court case result.

As a consequence of the Court Order (see Note 13) the Company divested itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and adjusted the business plan and operations to accommodate this divesture.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs consistent with products and services provided.

Cost of sales was $64,117 in the year ended December 31, 2020 compared to $1,335,237 in the year ended December 31, 2019.  The decrease is due to the decrease in revenues.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our product candidates. These expenses consist primarily of costs related to our clinical trials, the acquisition of intellectual property licenses and preclinical studies. We expense research and development costs as incurred.

Selling, General and Administrative

Our selling, general and administrative expenses primarily consist of the costs associated with our general management and clinical marketing and trade programs, including, but not limited to, salaries and related expenses for executive, administrative and marketing personnel, rent, insurance, legal and accounting fees, consulting fees, travel and entertainment expenses, conference costs and other clinical marketing and trade program expenses.

Stock-Based Compensation

Stock-based compensation which is included in the Selling, General and Administrative above, reflects our recognition as an expense of the value of stock options and other equity instruments issued to our employees and non-employees over the vesting period of the options and other equity instruments. We have granted to our employees options to purchase shares of common stock at exercise prices as determined by our Board of Directors, with input from management.

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

Index

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

A summary of options at December 31, 2020 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2019	111,120,474	$0.0247	8.3
Granted	—
Exercised	—
Forfeited/Expired	(560)	$0.1540
Options outstanding at December 31, 2020	111,119,914	$0.0247	7.2
Options exercisable at December 31, 2020	75,737,414	$0.0255	7.0
Available for grant at December 31, 2020	34,168,070

The following information applies to stock options outstanding and exercisable at December 31, 2020:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Weighted Average Exercise price	Exercisable Number of Options	Weighted Average Exercise price
$0.004 to $0.010	41,900,000	8.0	$0.0051	21,650,000	$0.0049
$0.011 to $0.020	16,300,000	5.7	0.0196	16,300,000	0.0196
$0.021 to $0.030	9,710,000	7.9	0.0253	8,605,000	0.0252
$0.0363	22,735,000	6.6	0.0363	18,707,500	0.0363
$0.0536	20,000,000	7.4	0.0536	10,000,000	0.0536
$0.1540	474,914	4.8	0.1540	474,914	0.1540
Total	111,119,914	7.2	$0.0247	75,737,414	$0.0255

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

The aggregate intrinsic value of outstanding stock options was $296,636, based on options with an exercise price less than the Company’s stock price of $0.0122 as of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Index

The fair value of all options that vested during the years ended December 31, 2020 and 2019 was $685,939 and $735,176, respectively. As of December 31, 2020, the Company had $729,612 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.82 years.

Warrants

A summary of warrant activity for the year ended December 31, 2020 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years
Outstanding at December 31, 2019	1,110,468	$12.84	8.2
Issued	-
Exercised	-
Expired	-
Outstanding at December 31, 2020	1,110,468	$12.84	7.1
Exercisable at December 31, 2020	1,108,923	$2.14	7.2

The following information applies to warrants outstanding and exercisable at December 31, 2020:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Exercisable Number of Warrants	Weighted Average Exercise Price
$0.03 –20.00	1,086,536	7.2	$1.27	1,086,536	$1.27
$20.01 –30.00	19,543	3.2	$25.06	19,543	$25.06
$40.01 –50.00	2,253	1.8	$48.83	2,253	$48.83
$50.01 –60.00	543	0.6	$60.00	543	$60.00
> $60.00	$1,593	5.8	$7,690.00	48	$7,690.00
	1,110,468	7.1	$12.84	$1,108,923	$2.14

Interest Expense

Interest expense during the year ended December 31, 2020 was $488,369 compared to $981,001 for the year ended December 31, 2019. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. There was nominal change in interest year over year.

On January 3, 2018, we renewed the loan with Seaside National Bank and Trust extend the maturity date to May 18, 2020 all other terms and conditions remain unchanged. On May 18, 2020, the Seaside loan was turned into a Demand Note with no fixed maturity date but with a re-documentation requirement every four years. The new re-documentation deadline is May 2022.

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

Comparison of Years Ended December 31, 2020 and December 31, 2019

Revenues

We recognized revenues of $277,087 in 2020, revenues generated from the sale of, kits and equipment, services, and laboratory services.  In 2019, we recognized revenues of $3,072,293, revenues generated from the sales of kits and laboratory services.

Cost of Sales

Cost of sales was $64,117 in 2020 and $1,335,238 in 2019.

Research and Development

Research and development expenses were $0 in 2020, a decrease of $263 from research and development expenses of $263 in 2019. The decrease was primarily attributable to a decrease in the amount of available funds.

The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Index

Selling, General and Administrative

Selling, general and administrative expenses were $2,613,211 in 2020, a decrease of $1,841,501 in selling, general and administrative expenses of $4,454,712 in 2019. The decrease is due to reduced operations due to the Court order.

Gain (loss) on settlement of debt

During the year ended December 31, 2020, we recognized a net gain of $182 primarily related to the settlement of accounts payable and accrued interest. In 2019, we recognized a gain of $214,883 primarily related to the dissolved GACP transaction and divestiture of assets.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $386,536 which we will recognize to operations over the term of the lease (36 months). During the year ended December 31, 2020, we recognized $21,474 in current period operations as compared to $128,845 for the previous year.

Income from equity investment

Our investment of a 49.9% member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of income (loss) from equity investments for the period.  For the year ended December 31, 2020 and 2019 our pro rata share of income (loss) was $(23,539) and $117,318, respectively. We divested ourselves of our member interests in Regenerative Wellness Clinic, LLC and U.S. Stem Cell Clinic, LLC in October 2019 and March 2021, respectively. U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expense was $488,369 in 2020 compared to interest expense of $981,001 in 2019.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2020, we continued to finance our operational cash needs with cash generated from financing activities.

Operating Activities

Net cash used in operating activities was $478,886 in 2020 as compared to $1,210,994 of net cash used in operations in 2019. Our net cash used in operations in 2020 resulted primarily from a net loss of $2,890,493, partially offset by non-cash items including related party notes payable issued for services rendered of $1,119,615, stock-based compensation of $701,939 and interest and amortization of debt discount of $447,380 as well as an increase in accounts payable of $149,521.

Investing Activities

Net cash provided by investing activities was $0 for the year ended December 31, 2020.

Index

Financing Activities

Net cash provided by financing activities was $497,456 in the year ended December 31, 2020 as compared to net cash used of $312,986 in the year ended December 31, 2019. Our net cash provided by financing activities in 2020 resulted primarily from proceeds of $349,688 received from related party advances, $150,000 received from the issuance of notes payable and $45,000 received from the issuance of convertible notes payable, partially offset by repayments of related party notes payable of 45,712.

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

At December 31, 2020, we had cash and cash equivalents totaling $18,570; our working capital deficit as of such date was $10,847,524. Our independent registered public accounting firm has issued its report dated July 15th, 2021 in connection with the audit of our financial statements as of December 31, 2020 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2020, we had $8,346,367 in outstanding debt, net of debt discount of $43,111.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) who also acts as our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our CEO/ CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Index

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2020 and 2019, the aggregate compensation awarded to/earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2020, or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)			Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2020	$1,305,837	$500,000	(1)	$—	$0						$2,797,439
CFO and Director	2019	$880,603	$500,000	(2)	$—	$121,979	(3	)(4)				$2,797,439

												$1,264,699
												$1,264,699

(1)	On July 1, 2020, Mr. Tomas received a $500,000 promissory note for a bonus awarded. The promissory note bears 5% interest per annum, is unsecured and is due on demand.
(2)	On July 1, 2019, Mr. Tomas received a $500,000 promissory note for a bonus awarded. The promissory note bears 5% interest per annum, is unsecured and is due on demand.
(3)	On September 1, 2019, Mr. Tomas was granted 20,000,000 options to purchase the Company’s common stock at $0.00557 per share for ten years, vesting over four years at each anniversary.
(4)	On November 18, 2019, Mr. Tomas was granted 1,500,000 options to purchase the Company’s common stock at $0.00495 per share for ten years, vesting immediately.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2020

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	0.15402	8/12/2021
	500	-	0.15402	1/16/2022
	2,000	-	0.15402	8/6/2022
	10,000	-	0.15402	8/1/2023
	400	-	0.15402	9/1/2023
	10,800	-	0.15402	2/24/2024
	4,299	-	0.15402	5/12/2024
	10,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	-	0.15402	11/2/2025
	11,500,000	-	0.01960	9/19/2026
	10,000,000	2,500,000	0.00430	2/6/2027
	16,500,000	3,750,000	0.03626	8/7/2027
	20,000,000	10,000,000	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028
	20,000,000	15,000,000	0.00557	9/1//2029
	1,500,000	-	0.00495	11/18/2029

Index

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2020 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, CEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2020 are as follows:

	Estimated future payouts under non-equity incentive plan awards				Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mike Tomas, CEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2020 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, CEO	0	0	0	0	0

Index

Golden Parachute Compensation

As at December 31, 2020, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, CEO	0	0	0	0	0	0	0

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2020 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)	Total ($)
William P Murphy, Jr.	$-	$-	$-
Sheldon T. Andersen	$-	$-	$-
Mark Borman	$-	$-	$-
Gregory Knutson	$-	$-	$-
Total:	$-	$-	$-

(1)

Pension Benefits

As of December 31, 2020, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas,CEO	not applicable	0	0	0

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 for all compensation plans under the Company’s Stock Option Plan:

Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions Required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($)	Option Expiration Date
Mike Tomas, CEO	500	6/18/2010	$—	$0.15402	$—	6/18/2020
	500	8/12/2011	—	0.15402	—	8/12/2021
	500	1/16/2012	—	0.15402	—	1/16/2022
	2,000	8/6/2012	—	0.15402	—	8/6/2022
	10,000	8/01/2013	—	0.15402	—	8/1/2023
	400	9/1/2013	—	0.15402	—	9/1/2023
	10,000	2/24/2014	—	0.15402	—	2/24/2024
	800	2/24/2014	—	0.15402	—	2/24/2024
	3,225	5/12/2014	—	0.15402	—	5/12/2014
	10,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	291,885	11/2/2015	—	0.15402	—	11/2/2025
	5,000	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	2,500,000	9/19/2016	—	0.01960	—	9/19/2026
	1,500,000	8/7/2017	—	0.03626	—	8/7/2027
	20,000,000	5/7/2018	—	0.05360	—	5/7/2028
	1,500,000	12/3/2018	—	0.02511	—	12/3/2028
	20,000,000	9/1/2019	—	0.00557	—	09/01/2029
	1,500,000	11/18/2019	—	0.00495	—	11/18/2029

Index

Director Compensation

As of December 31, 2020, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. Our two employee directors, Mike Tomas and Kristin Comella, also are granted director options to purchase shares of our common stock In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of July 15, 2021 based on an aggregate of 452,413,153common shares issued, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2020. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 1560 Sawgrass Corporate Parkway, 4th FL Sunrise FL 33323. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	28,597,063	(1)	6.0

Kristin Comella, Chief Scientific Officer and Director	4,071,484	(2)	1.0

William P. Murphy, Director**	6,066,461	(3)	1.0

Mark P. Borman, Director	6,529,752	(4)	1.0

Sheldon T. Anderson, Director	6,005,282	(5)	1.0

Greg Knutson**	3,625,000	(6)	*

All officers and directors as a group (6 persons)	54,895,042,	(7)	12.0

Northstar Biotechnology Group, LLC	33,837,036	(8)	7.0

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

(4)	Includes (i) 526,942 shares of common stock and (ii) 6,002,810shares of common stock issuable upon exercise of presently exercisable stock options
(5)	Includes (i) 1,941 shares of common stock and (ii) 6,003,341shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes 3,625,000,000 shares of common stock issuable upon exercise of presently exercisable stock options.
(7)	Includes an aggregate of (i) 73,725 shares of common stock and (ii) 50,222,875shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(8)	Includes 36,040,431 shares of common stock and (ii) 20,000 shares of common stock issuable upon exercise of warrants.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2020 and 2019, our officers and directors have provided net advances in the aggregate of $861,432 and $511,744, for working capital purposes, respectively. The advances are unsecured, due on demand and non-interest bearing.

Northstar Biotechnology Group, LLC-Preferred stock

On March 1, 2017, the Series A Preferred share were converted to common stock pursuant to a Settlement Agreement dated March 1, 2017. In addition, and separate and apart from the conversion, Northstar will receive Ten Million (10,000,000) shares of common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). Furthermore, a Northstar designee, Greg Knutson, was appointed to the Board of Directors of the Company (see Item 5.02The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar.

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

Index

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

On October 1, 2020, the Company issued 2,035,820 shares of its common stock, having a fair value of $10,179, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a loss on settlement of $984.

As of December 31, 2020 and 2019, the remaining carrying value of the note was $262,000. At December 31, 2020 and 2019, accrued interest on the note was $8,751 and $8,700, respectively, and is included in accrued expenses on the accompanying balance sheet.

Officer and Director Notes

	2020	2019
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500
Note payable, Mr. Tomas	187,500
Note payable, Mr. Tomas	500,000
Note payable, Mr. Tomas	100,962
Note payable, Mr. Tomas	143,653
Total	$2,459,478	$1,339,863

* Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Notes payable, Mr. Tomas

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2020 and 2019, the Company paid principal of $0 and $321,607, respectively, of this note. As of December 31, 2020 and 2019, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2020 and 2019, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2020 and 2019, the remaining carrying value of the note was $500,000.

Index

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020 and 2019, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $143,654.

At December 31, 2020 and 2019, accrued interest on the notes was $482,468 and $389,695, respectively, and is included in accrued expenses on the accompanying balance sheet.

Item 14.  Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

We engaged RBSM LLP ("RBSM") as our independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2020 commencing April 23, 2018. Prior to the engagement of RBSM, Fiondella, Milone, LaSaracina LLP (FML) served as our independent registered public accounting firm.

Aggregate fees billed to us for the fiscal years ended December 31, 2020 and 2019 by our independent registered public accounting firms are as follows:

Types of Fees	2020	2019
Audit Fees (1)	$130,000	$80,000
Audit Related Fees	$—	$—
Tax Fees		$0
All Other Fees	—	—

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

FORM 10-K—ITEM 8

U.S. STEM CELL, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of U.S Stem Cell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of U.S Stem Cell, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY

July 15, 2021

Index

U.S. STEM CELL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$18,570	$-
Accounts receivable, net	54,164	48,208
Inventories	5,418	8,096
Prepaid expenses and other current assets	10,000	10,000
Total current assets	88,152	66,304

Investments	-	23,539

Total assets	$88,152	$89,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$1,520
Accounts payable	1,282,010	1,187,989
Accrued expenses	1,511,281	1,115,526
Advances - related parties	861,432	511,744
Deferred revenue, current portion	3,000	23,800
Deferred gain on sale of equipment, current portion	-	21,474
Deposits	465,286	465,286
Notes payable - related parties	3,877,057	2,757,442
Notes payable, current portion, net of debt discount of $9,610 and $9,057, respectively	1,406,570	1,297,477
Promissory note payable, net of debt discount of $0 and $29,296, respectively	1,397,762	1,368,467
Convertible notes payable, net of debt discount of $1,874 and $0, respectively	43,126	-
Total current liabilities	10,847,524	8,750,725

Long-term liabilities:
Deferred revenue	59,500	62,500
Notes payable, net of debt discount of $31,627 and $41,391, respectively	760,420	756,014
Total long-term liabilities	819,920	818,514

Total liabilities	11,667,444	9,569,239

Commitments and contingencies (See Note 13)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 435,560,794 and 417,724,767 shares issued and outstanding, respectively	435,561	417,725
Additional paid-in capital	124,499,655	123,726,894
Accumulated deficit	(136,514,508)	(133,624,015)
Total stockholders' deficit	(11,579,292)	(9,479,396)

Total liabilities and stockholders' deficit	$88,152	$89,843

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
Revenue:
Products	$209,696	$378,621
Services	67,391	2,642,921
Management fees - related party	-	50,751
Total revenue	277,087	3,072,293

Cost of sales	64,117	1,335,238

Gross profit	212,970	1,737,055

Operating expenses:
Research and development	-	263
Selling, general and administrative	2,613,211	4,454,712
Pre-litigation settlement	-	698,937
Total operating expenses	2,613,211	5,153,912

Loss from operations	(2,400,241)	(3,416,857)

Other income (expenses):
Gain (loss) on settlement of accounts payable and accrued interest, net	182	214,883
Gain on sale of equipment	21,474	128,845
Miscellaneous income	-	101,475
Income (loss) from equity investments	(23,539)	117,318
Interest expense	(488,369)	(981,001)
Total other income (expenses)	(490,252)	(418,480)

Net loss before income taxes	(2,890,493)	(3,835,337)

Income taxes (benefit)	-	-

NET LOSS	$(2,890,493)	$(3,835,337)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	429,291,011	398,037,479

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	-	$-	378,076,976	$378,077	$122,528,391	$(129,788,678)	$(6,882,210)
Common stock issued in settlement of accounts payable and accrued interest	-	-	22,371,084	22,371	326,089	-	348,460
Common stock issued for services	-	-	4,000,000	4,000	85,250	-	89,250
Contribution to equity investment	-	-	-	-	15,265	-	15,265
Stock-based compensation	-	-	-	-	735,176	-	735,176
Common shares issued for cash	-	-	13,276,707	13,277	36,723	-	50,000
Net loss	-	-	-	-	-	(3,835,337)	(3,835,337)
Balance, December 31, 2019	-	-	417,724,767	417,725	123,726,894	(133,624,015)	(9,479,396)
Common stock issued in settlement of accounts payable and accrued interest	-	-	13,836,027	13,836	59,822	-	73,658
Common stock issued for services	-	-	4,000,000	4,000	12,000	-	16,000
Beneficial conversion feature recognized on convertible note	-	-	-	-	15,000	-	15,000
Stock-based compensation	-	-	-	-	685,939	-	685,939
Net loss	-	-	-	-	-	(2,890,493)	(2,890,493)
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,890,493)	$(3,835,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	242,615
Bad debt (recoveries)	-	46,121
Interest and amortization of debt discount	447,380	198,355
Gain on settlement of accounts payable and accrued interest	(182)	(214,883)
Gain on sale of equipment	(21,474)	(128,845)
Related party notes payable issued for services rendered	1,119,615	978,077
Loss (income) on equity investments	23,539	(117,318)
Note payable issued in pre-trial settlement	-	698,937
Stock-based compensation	701,939	824,426
Changes in operating assets and liabilities:
Accounts receivable	(5,956)	(76,294)
Inventories	2,678	85,119
Prepaid expenses and other current assets	-	28,128
Deposits	-	10,160
Accounts payable	149,521	344,536
Accrued expenses	18,347	(21,926)
Deferred revenue	(23,800)	(272,865)
Net cash used in operating activities	(478,886)	(1,210,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from equity investments	-	166,834
Net cash provided by investing activities	-	166,834

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) overdraft protection	(1,520)	1,520
Proceeds from sale of common shares	-	50,000
Proceeds from related party advances	349,688	276,843
Proceeds from related party notes	-	107,868
Repayments of related party notes	-	(321,607)
Proceeds from notes payable	150,000	84,876
Repayments of notes payable	(45,712)	(512,486)
Proceeds from convertible note payable	45,000	-
Net cash provided by (used in) financing activities	497,456	(312,986)

Net increase (decrease) in cash and cash equivalents	18,570	(1,357,146)
Cash and cash equivalents, beginning of year	-	1,357,146
Cash and cash equivalents, end of year	$18,570	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$40,989	$782,646
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable and accrued interest	$73,658	$348,460
Beneficial conversion feature recognized on convertible note	$15,000	$-
Equity contributed to investment	$-	$15,265

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As shown in the accompanying financial statements, as of December 31, 2020, the Company had cash on hand of $18,570 and a working capital deficit (current liabilities in excess of current assets) of $10,759,372. During the year ended December 31, 2020, the net loss was $2,890,493 and net cash used in operating activities was $478,886. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at December 31, 2020 and requires additional financing to fund future operations.

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

DECEMBER 31, 2020 AND 2019

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $13,203.

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

DECEMBER 31, 2020 AND 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers.

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

At December 31, 2020 and 2019, the Company had deferred revenues of $62,500 and $86,300, respectively, which includes $62,500 and $65,500, respectively, to the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $263 for the year ended December 31, 2020 and 2019, respectively.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The computation of basic and diluted income (loss) per share as of December 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2020	2019
Options	111,119,914	111,120,474
Warrants	1,110,468	1,110,468
Convertible note	7,309,676	-
Total potentially dilutive shares	119,540,058	112,230,942

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

DECEMBER 31, 2020 AND 2019

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

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

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the year ended December 31, 2020 and 2019, the Company recognized $21,474 and $128,845, as the gain on sale of equipment, respectively.  As of December 31, 2020 and 2019, deferred gain on sale of equipment was $0 and $21,474, respectively.

Depreciation expense was $0 and $242,615 of which $0 and $242,615 was included in cost of sales for the year ended December 31, 2020 and 2019, respectively.

NOTE 5 — INVESTMENTS

During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC , while US Stem Cell Clinic of the Villages, LLC is currently dormant.

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC is comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was ($23,539) and $75,054 for the year ended December 31, 2020 and 2019, respectively (inception to date income of $599,721) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the year ended December 31, 2020 and 2019, the Company received distributions totaling $0 and $64,870, respectively, from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  The carrying value of the investment at December 31, 2020 and 2019 is $0 and $23,539, respectively (See also Note 16).

At December 31, 2020 and 2019, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763. Revenues earned from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2020 were $2,182 and $337,108, respectively.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In January 2019, a member of U.S. Stem Cell Clinic, LLC contributed 16.6% of his ownership interest to the Company increasing the Company’s member interest from 33.3% to 49.9%. The Company recorded the contribution to equity of $4,435.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

Regenerative Wellness Clinic, LLC

The investment in Regenerative Wellness Clinic, LLC is comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company has provided technical expertise, but no cash investment with Regenerative Wellness Clinic, LLC’s startup in 2017. The Company’s income earned by Regenerative Wellness Clinic, LLC member interest was $0 and $69,345 for the year ended December 31, 2020 and 2019, respectively (inception to date income of $113,047) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the year ended December 31, 2020 and 2019, the Company received distributions totaling $0 and $101,963, respectively, from Regenerative Wellness Clinic, LLC (inception to date of $101,963). The carrying value of the investment at December 31, 2020 and 2019 is $0. In October 2019, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC.

At December 31, 2020 accounts receivable for sales of products and services to Regenerative Wellness Clinic, LLC was $0. Revenues earned from sales to Regenerative Wellness Clinic, LLC for the year ended December 31, 2020 and 2019 was $0 and $132,984, respectively.

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interest was $0 and ($27,081) for the year ended December 31, 2020 and 2019, respectively (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the year ended December 31, 2020 and 2019, the Company received distributions totaling $0 from U.S. Stem Cell of the Villages LLC. The carrying value of the investment at December 31, 2020 and 2019 was $0.

At December 31, 2020 and 2019, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the year ended December 31, 2020 and 2019 was $0 and $150,328, respectively.

During the year ended December 31, 2020 and 2019, the Company received $0 and $50,751, respectively, in management fees from the LLC.

As of the date of this filing, US Stem Cell Clinic of the Villages, LLC is currently dormant.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

During the year ended December 31, 2020 and 2019, the Company recognized $5,582 and $107,156, respectively, as lease expense. Lease expense was comprised of the following:

	For the Year Ended December 31,
	2020	2019
Operating lease expense	$5,582	$106,471
Variable lease expense	-	685
Total lease expense	$5,582	$107,156

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$549,628	$456,190
Accrued interest payable	882,515	580,204
Vendor accruals and other	79,138	79,132
Accrued expenses and other current liabilities	$1,511,281	$1,115,526

During the year ended December 31, 2020, the Company issued 3,481,467 shares of its common stock, having a fair value of $21,744, in lieu of payment in cash of accrued and unpaid interest of $18,340, resulting in a loss on settlement of $3,404.

During the year ended December 31, 2019, the Company issued 2,071,494 shares of its common stock, having a fair value of $18,340, in lieu of payment in cash of accrued and unpaid interest of $18,340, resulting in a loss on settlement of $0.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 8 — NOTES PAYABLE

Notes and capital leases payable were comprised of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Seaside Bank note payable	$980,000	$980,000
Hunton & Williams note payable	386,000	391,000
Weider note payable	450,477	482,939
Mallard note payable	241,750	250,000
EIDL note payable	150,000	-
Total notes payable	2,208,227	2,103,939
Less unamortized debt discount	(41,237)	(50,448)
Total notes payable net of unamortized debt discount	2,166,990	2,053,491
Less current portion	(1,406,570)	(1,297,477)
Long-term portion	$760,420	$756,014

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

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided. In May 2019, the Company did not make the required scheduled payment. In September 2019 the noteholder agreed to waive their default rights under the agreement provided a minimum of $5,000 was paid by the end of 2019 and to reduce the required monthly payment to $500 per month commencing in January 2020. The Company satisfied the $5,000 payment requirement by the end of 2019 and commenced making the required $500 monthly payments in January 2020.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. For the years ended December 31, 2020 and 2019, the Company amortized $0 and $31,201, respectively, of debt discount to interest expense. In September 2019, the Company was in default and was negotiating a revised payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of December 31, 2020 and 2019, the remaining carrying value of the note was $386,000 and $391,000, respectively.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020 and 2019, the remaining carrying value of the note was $0.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000 in the accompanying statement of operations. As of December 31, 2020 and 2019, the remaining carrying value of the note was $450,477 and $482,939, respectively.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937 in the accompanying statement of operations. For the year ended December 31, 2020 and 2019, the Company amortized $9,211 and $614, respectively, of debt discount to interest expense. As of December 31, 2020 and 2019, the remaining carrying value of the note was $208,763 and $199,552, net of debt discount of $41,237 and $50,448, respectively.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The following summarizes the assets under capital leases:

December 31,
2019
Lab, medical and other equipment	$619,825
Office equipment	4,777
Less: accumulated depreciation	(624,602)
Equipment under capital lease	$-

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. For the year ended December 31, 2020 and 2019, the Company amortized $29,295 and $87,503, respectively of debt discount to interest expense.  As of December 31, 2020 and 2019, the remaining carrying value of the note was $1,397,762 and $1,368,467, net of debt discount of $0 and $29,295, respectively.

NOTE 10 — CONVERTIBLE NOTE PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matures on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the year ended December 31, 2020, the Company amortized 13,126 of debt discount to interest expense.  As of December 31, 2020, the remaining carrying value of the note was $33,126, net of debt discount of $1,874. At December 31, 2020, accrued interest on the note was $1,582, and is included in accrued expenses on the accompanying balance sheet.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that is due on demand and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts.  As of December 31, 2020, the remaining carrying value of the note was $10,000. At December 31, 2020, accrued interest on the note was $156, and is included in accrued expenses on the accompanying balance sheet.

NOTE 11 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of December 31, 2020 and 2019, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2020 and 2019, the Company received aggregate proceeds from advances of $349,688 and $276,843, respectively. As of December 31, 2020 and 2019, the Company owed $861,432 and $511,744, respectively, for related party advances.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

DECEMBER 31, 2020 AND 2019

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

On October 1, 2020, the Company issued 2,035,820 shares of its common stock, having a fair value of $10,179, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a loss on settlement of $984.

As of December 31, 2020 and 2019, the remaining carrying value of the note was $262,000. At December 31, 2020 and 2019, accrued interest on the note was $8,751 and $8,700, respectively, and is included in accrued expenses on the accompanying balance sheet.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the nine months ended September 30, 2020 and 2019, the Company paid principal of $0 and $321,607, respectively, of this note. As of December 31, 2020 and 2019, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2020 and 2019, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2020 and 2019, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020 and 2019, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2020, the remaining carrying value of the note was $143,654.

At December 31, 2020 and 2019, accrued interest on the notes was 482,468 and $389,695, respectively, and is included in accrued expenses on the accompanying balance sheet.

	December 31,
	2020	2019
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	500,000	-
Note payable, Mr. Tomas	100,962	-
Note payable, Mr. Tomas	143,653	-
Note payable, Dr. Comella*	255,579	255,579
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Note payable, Dr. Comella*	300,000	300,000
Total officer and director notes	$3,877,057	$2,757,442

* Dr. Comella is no longer a member of the Board of Directors effective September 1, 2019.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020 and 2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2020 and 2019, the Company did not have any derivative instruments that were designated as hedges.

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

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of December 31, 2020 and 2019 was $62,500 and $65,500, respectively.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $28,850 and $30,050 as of December 31, 2020 and 2019, respectively, and is included in accounts payable.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2020 other than that described above.

Effective September 4, 2020, the Company settled an outstanding obligation underlying the engagement letter with Venable LLP, the law firm representing the Company and others in the lawsuit filed by the United States Department of Justice in the Southern District of Florida. The Company paid Venable LLP the sum of Fifteen Thousand Dollars ($15,000.00) and executed, jointly and severally with Kristin Comella, a Promissory Note in the principal amount of One Hundred Thousand Dollars ($100,000.00) which provides that, commencing on January 15, 2021 through December 15, 2021, the Company and Kristin Comella will be responsible to pay principle of the Note in the amount of Two Thousand Five Hundred and 00/100 Dollars ($2,500.00) each month, and  commencing on January 15, 2022 through November 15, 2022, the Company and Kristin Comella will be responsible to pay principle of the Note in the amount of Five Thousand and 00/100 Dollars ($5,000.00) each month. A final installment of Fifteen Thousand and 00/100 Dollars ($15,000.00) shall be due and payable on December 15, 2022 (“Maturity Date”). As of the date of this filing, the Company is current in its payments.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

During the year ended December 31, 2020, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $16,000, for services.

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

On November 2, 2015, the Company increased the shares reserved under the 2013 Omnibus Plan to five hundred million (500,000,000) shares of common stock for issuance. Effective September 16, 2016, the Company approved an additional twenty five million (25,000,000) shares of common stock to the reserve; effective April 21, 2017, the Company approved an additional twenty five million (25,000,000) shares of common stock to the reserve; effective August 7, 2017, the Company approved an additional thirty million (30,000,000) shares of common stock to the reserve; and effective May 7, 2018, the Company approved an additional one hundred million (100,000,000) shares of common stock to reserve.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

A summary of the stock option activity for the year ended December 31, 2020 and 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2018	112,970,693	$0.0329	8.7	$189,540
Granted	40,900,000	$0.0055
Exercised	-
Forfeited/Expired	(42,750,219)	$0.0280
Outstanding, December 31, 2019	111,120,474	$0.0247	8.3	$-
Granted	-
Exercised	-
Forfeited/Expired	(560)	$0.1540
Outstanding, December 31, 2020	111,119,914	$0.0247	7.2	$296,636

Exercisable, December 31, 2020	75,737,414	$0.0255	7.0	$158,802

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,900,000	$0.0051	8.0	21,650,000	$0.0049
$0.011 to $0.020	16,300,000	$0.0196	5.7	16,300,000	$0.0196
$0.021 to $0.030	9,710,000	$0.0253	7.9	8,605,000	$0.0252
$0.0363	22,735,000	$0.0363	6.6	18,707,500	$0.0363
$0.0536	20,000,000	$0.0536	7.4	10,000,000	$0.0536
$0.1540	474,914	$0.1540	4.8	474,914	$0.1540
	111,119,914	$0.0247	7.2	75,737,414	$0.0255

The aggregate intrinsic value of outstanding stock options was $296,636, based on options with an exercise price less than the Company’s stock price of $0.0122 as of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2020 and 2019 was $685,939 and $735,176, respectively. As of December 31, 2020, the Company had $729,612 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.82 years.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Warrants

A summary of the warrant activity for the year ended December 31, 2020 and 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2018	1,114,019	$14.74	9.1	$-
Granted	-
Exercised	-
Expired	(3,551)	$607.31
Outstanding, December 31, 2019	1,110,468	$12.84	8.2	$-
Granted	-
Exercised	-
Expired	-
Outstanding, December 31, 2020	1,110,468	$12.84	7.1	$-

Exercisable, December 31, 2020	1,108,923	$2.14	7.2	$-

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.03 to $20.00	1,086,536	$1.27	7.2	1,086,536	$1.27
$20.01 to $30.00	19,543	$25.06	3.2	19,543	$25.06
$40.01 to $50.00	2,253	$48.83	1.8	2,253	$48.83
$50.01 to $60.00	543	$60.00	0.6	543	$60.00
>$60.00	1,593	$7,690.00	5.8	48	$7,690.00
	1,110,468	$12.84	7.1	1,108,923	$2.14

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0122 as of December 31, 2020, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 14 — INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state components:

	For the Year Ended
	December 31,
	2020	2019
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	962,911	(69,163)
State	199,230	(14,310)
	1,162,141	(83,473)
Change in valuation allowance	(1,162,141)	83,473
Income tax provision (benefit)	$-	$-

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the year. The Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$23,317,369	$24,929,613
Share-based compensation	4,263,112	4,089,261
Deferred compensation	916,236	632,470
Pre-litigation settlement	164,993	172,977
Other	260,494	260,024
Total deferred tax assets	28,922,204	30,084,345
Valuation allowance	(28,922,204)	(30,084,345)
Net deferred tax assets	-	-

Deferred tax liabilities:
Total deferred tax liabilities	-	-

Total	$-	$-

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of approximately $92.0 million and $98.4 million, respectively, of which $3.1 million do not expire, but are instead limited to 80% of taxable income in the year utilized. The remaining loss carryforwards expire at various dates from 2021 through 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by Section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular year. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2020 and 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $92.0 million and $98.4 million, respectively, of which $3.1 million do not expire, but are instead limited to 80% of taxable income in the year utilized. The remaining loss carryforwards expire at various dates from 2021 through 2037.

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

DECEMBER 31, 2020 AND 2019

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Year Ended
	December 31,
	2020	2019
US federal statutory rate	$(607,004)	$(805,421)
State tax rate, net of federal benefit	(124,658)	(156,467)
Tax effect of expiring net operating loss	1,889,289	181,704
Other	4,514	696,711
Change in valuation allowance	(1,162,141)	83,473

Income tax provision (benefit)	$-	$-

NOTE 15 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the year ended December 31, 2020 and 2019, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Year Ended December 31,
	2020	2019
Customer 1	22%	-
Customer 2	-	11%
Totals	22%	11%

Customer 2 is U.S. Stem Cell Clinic, LLC, a related party, a partly owned investment in which the Company holds a 49.9% member interest.

Concentrations of Accounts Receivable

As of December 31, 2020 and 2019, the following customers represented more than 10% of the Company’s accounts receivable:

	December 31,
	2020	2019
Customer 1	50%	47%
Customer 2	44%	-
Customer 3	-	47%
Totals	94%	94%

Customer 1 is U.S. Stem Cell Clinic, LLC, a related party, a partly owned investment in which the Company holds a 49.9% member interest.

During the last quarter of 2019,

NOTE 16 — SUBSEQUENT EVENTS

In March 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC.