Form 10-Q
period 2021-03-31
U.S. Stem Cell, Inc.
filed 2021-07-16
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 OR
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

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,108	$18,570
Accounts receivable, net	106,891	54,164
Inventories	3,536	5,418
Prepaid expenses and other current assets	86,800	10,000
Total current assets	641,335	88,152

Total assets	$641,335	$88,152

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,192,544	$1,282,010
Accrued expenses	1,545,628	1,511,281
Advances - related parties	891,432	861,432
Deferred revenue, current portion	2,250	3,000
Deposits	465,286	465,286
Notes payable - related parties	2,812,469	2,721,478
Notes payable, current portion, net of debt discount of $9,717 and $9,610, respectively	2,560,255	2,562,149
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $481,485 and $1,874, respectively	92,515	43,126
Total current liabilities	10,960,141	10,847,524

Long-term liabilities:
Deferred revenue	59,500	59,500
Notes payable, net of debt discount of $29,191 and $31,627, respectively	748,696	760,420
Total long-term liabilities	808,196	819,920

Total liabilities	11,768,337	11,667,444

Commitments and contingencies (See Note 12)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 450,443,462 and 435,560,794 shares issued and outstanding, respectively	450,444	435,561
Additional paid-in capital	125,916,818	124,499,655
Accumulated deficit	(137,494,264)	(136,514,508)
Total stockholders' deficit	(11,127,002)	(11,579,292)

Total liabilities and stockholders' deficit	$641,335	$88,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Products	$79,091	$44,384
Services	5,289	13,108
Total revenue	84,380	57,492

Cost of sales	15,521	18,097

Gross profit	68,859	39,395

Operating expenses:
Selling, general and administrative	556,015	537,535
Total operating expenses	556,015	537,535

Loss from operations	(487,156)	(498,140)

Other income (expenses):
Gain (loss) on settlement of accounts payable and accrued interest, net	(337,875)	5,868
Gain on sale of equipment	-	21,474
Income (loss) from equity investments	-	(23,539)
Interest expense	(154,725)	(81,454)
Total other income (expenses)	(492,600)	(77,651)

Net loss before income taxes	(979,756)	(575,791)

Income taxes (benefit)	-	-

NET LOSS	$(979,756)	$(575,791)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	444,844,181	423,941,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)
Common stock issued in settlement of accounts payable	-	-	3,363,871	3,364	134,555	-	137,919
Common stock issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	631,850	-	631,850
Stock-based compensation	-	-	-	-	158,337	-	158,337
Common shares issued upon conversion of convertible notes	-	-	7,518,797	7,519	368,421	-	375,940
Net loss	-	-	-	-	-	(979,756)	(979,756)
Balance, March 31, 2021 (unaudited)	-	$-	450,443,462	$450,444	$125,916,818	$(137,494,264)	$(11,127,002)

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

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(979,756)	$(575,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Bad debt (recoveries)	-	-
Interest and amortization of debt discount	146,922	75,154
Loss (gain) on settlement of accounts payable and accrued interest	337,875	(5,868)
Gain on sale of equipment	-	(21,474)
Related party notes payable issued for services rendered	90,991	187,500
Loss (income) on equity investments	-	23,539
Stock-based compensation	209,537	181,620
Changes in operating assets and liabilities:
Accounts receivable	(52,727)	12,676
Inventories	1,882	208
Accounts payable	(68,370)	23,091
Accrued expenses	(3,119)	6,236
Deferred revenue	(750)	(1,550)
Net cash used in operating activities	(317,515)	(94,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) overdraft protection	-	(1,520)
Proceeds from related party advances	30,000	103,417
Repayments of notes payable	(15,947)	(11,450)
Proceeds from convertible note payable	729,000	35,000
Net cash provided by financing activities	743,053	125,447

Net increase (decrease) in cash and cash equivalents	425,538	30,788
Cash and cash equivalents, beginning of period	18,570	-
Cash and cash equivalents, end of period	$444,108	$30,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,803	$6,300
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable and accrued interest	$137,919	$9,632
Beneficial conversion feature recognized on convertible note	$631,850	$15,000
Common shares issued for prepaid services	$76,800	$9,778
Common shares issued upon conversion of convertible notes	$375,940	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

The condensed balance sheet information as of December 31, 2020 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on July 15, 2021. These interim unaudited condensed financial statements should be read in conjunction with the 2020 Annual Report. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of March 31, 2021, the Company had cash on hand of $444,108 and a working capital deficit (current liabilities in excess of current assets) of $10,318,806. During the three months ended March 31, 2021, the net loss was $979,756 and net cash used in operating activities was $317,515. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at March 31, 2021 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Our management intends to continue the current business strategy, to the extent possible, to finance their clinical development pipeline through revenue (cash in-flows) generated through the marketing and sales of unique educational and training services, animal health products and distribution of products in the industry as well as evaluate and act upon opportunities to increase our top line revenue position and that correspondingly increase cash in-flows. These opportunities include but are not limited to the development and marketing of new products and services, mergers and acquisitions, joint ventures, licensing deals and more.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $13,203.

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

MARCH 31, 2021

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

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

At March 31, 2021 and December 31, 2020, the Company had deferred revenues of $61,750 and $62,500, respectively, which includes $61,750 and $62,500, respectively, for the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses during the period presented.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

The computation of basic and diluted income (loss) per share as of March 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,
	2021	2020
Options	110,644,914	111,120,414
Warrants	1,110,468	1,110,468
Convertible note	32,699,044	7,820,647
Total potentially dilutive shares	144,454,426	120,051,529

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $21,474, respectively, as gain on sale of equipment.  As of March 31, 2021 and December 31, 2020, deferred gain on sale of equipment was $0.

Depreciation expense was $0 for the three months ended March 31, 2021 and 2020.

NOTE 5 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 and ($23,539) for the three months ended March 31, 2021 and 2020, respectively (inception to date income of $599,721) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the three months ended March 31, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 6, Note 7 and Note 12 “Litigation”). The carrying value of the investment at March 31, 2021 and December 31, 2020 is $0.

At March 31, 2021 and December 31, 2020, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763 (prior to divesture on February 10, 2021). Revenues earned from sales to U.S. Stem Clinic, LLC for the three months ended March 31, 2021 and 2020 were $2,281 (prior to divesture on February 10, 2021) and $1,441, respectively.

U.S. Stem Cell of the Villages LLC

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida.  To that end, U.S. Stem Cell Clinic of The Villages LLC (the “LLC”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the LLC.  Currently, Knutson holds a 51% member interest in the LLC and the Company holds a 49% member interest. The Company will provide, if requested, operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the LLC gross revenues.

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interest was $0 for the three months ended March 31, 2021 and 2020 (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the three months ended March 31, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell of the Villages LLC. The carrying value of the investment at March 31, 2021 and December 31, 2020 is $0.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

At March 31, 2021 and December 31, 2020, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the three months ended March 31, 2021 and 2020 was $0.

As of the date of this filing, US Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$570,904	$549,628
Accrued interest payable	895,586	882,515
Vendor accruals and other	79,138	79,138
Accrued expenses and other current liabilities	$1,545,628	$1,511,281

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 5, Note 7 and Note 12 “Litigation”).

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	384,500	386,000
Weider note payable	438,280	450,477
Mallard note payable	239,500	241,750
EIDL note payable	150,000	150,000
Total notes payable	3,347,859	3,363,806
Less unamortized debt discount	(38,908)	(41,237)
Total notes payable net of unamortized debt discount	3,308,951	3,322,569
Less current portion	(2,560,255)	(2,562,149)
Long-term portion	$748,696	$760,420

* Dr. Comella is a former member of the Board of Directors. This note was previously included in notes payable - related parties.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 5, Note 6 and Note 12 “Litigation”). At March 31, 2021 and December 31, 2020, accrued interest on the notes was $122,892 and $208,645, respectively, and is included in accrued expenses on the accompanying balance sheet.

Dr. Comella has not served as member of the Board of Directors since September 1, 2019.

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. At September 30, 2019, the Company was in default and renegotiating the payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $384,500 and $386,000, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $438,280 and $450,477, respectively.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. For the three months ended March 31, 2021 and 2020, the Company amortized $2,330 and $2,252, respectively, of debt discount to interest expense. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $200,592 and $200,513, net of debt discount of $38,908 and $41,237, respectively.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $150,000. At March 31, 2021 and December 31, 2020, accrued interest on the note was $4,377 and $2,990, respectively, and is included in accrued expenses on the accompanying balance sheet.

NOTE 8 — PROMISSORY NOTE PAYABLE

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. For the three months ended March 31, 2021 and 2020, the Company amortized $0 and 17,424, respectively of debt discount to interest expense.  As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $1,397,762.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 9 — CONVERTIBLE NOTE PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matures on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount was amortized to interest expense using the effective interest method. For the three months ended March 31, 2021 and 2020, the Company amortized $1,874 and $1,755, respectively, of debt discount to interest expense.  As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $35,000 and $33,126, net of debt discount of $0 and $1,874, respectively. At March 31, 2021 and December 31, 2020, accrued interest on the note was $2,014 and $1,582, respectively, and is included in accrued expenses on the accompanying balance sheet. As of February 5, 2021, the maturity date, the note is in default.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that is due on demand and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts.  As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $10,000. As of March 31, 2021 and December 31, 2020, accrued interest on the note was $279 and $156, respectively, and is included in accrued expenses on the accompanying balance sheet.

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that mature 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable.  As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. On April 8, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, having a net book value of $54,887 at the date of conversion, into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053. For the three months ended March 31, 2021, the Company amortized $5,252 of debt discount to interest expense. As of March 31, 2021, the remaining carrying value of the notes was $47,515, net of debt discount of $371,485.

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the notes, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. As of March 31, 2021, the remaining carrying value of the note was $0, net of debt discount of $110,000.

NOTE 10 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of March 31, 2021 and December 31, 2020, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2021 and 2020, the Company received aggregate proceeds from advances of $30,000 and $103,417, respectively. As of March 31, 2021 and December 31, 2020, the Company owed $891,432 and $861,432, respectively, for related party advances.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

On October 1, 2020, the Company issued 2,035,820 shares of its common stock, having a fair value of $10,179, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a loss on settlement of $984.

As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $262,000. At March 31, 2021 and December 31, 2020, accrued interest on the note was $13,273 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,653 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021 and December 31, 2020, the remaining carrying value of the note was $143,653.

On March 31, 2021, the Company issued a $90,991 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2021, the remaining carrying value of the note was $90,991.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

At March 31, 2021 and December 31, 2021, accrued interest on the notes was $512,790 and $482,468, respectively, and is included in accrued expenses on the accompanying balance sheet.

	March 31, 2021	December 31, 2020
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,653	143,653
Note payable, Mr. Tomas	90,991	-
Total notes payable - related parties	$2,812,469	$2,721,478

Notes Payable - William P. Murphy Jr., M.D

On February 26, 2021, Dr. Murphy purchased an unsecured convertible promissory notes in the aggregate principal amount of $200,000 that mature 12 months after the respective issuance date (See Note 9). The note was non-interest bearing and Dr. Murphy retained the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. On April 8, 2021, Dr Murphy converted the full value of the note into 7,518,797 shares of the Company’s common stock.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

As of March 31, 2021 and December 31, 2020, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of March 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

On October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. Accordingly, the right of use assets and lease liabilities were eliminated.

During the three months ended March 31, 2021 and 2020, lease expense was comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
Operating lease expense	$1,432	$807
Total lease expense	$1,432	$807

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of March 31, 2021 and December 31, 2020 was $61,750 and $62,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $27,650 and $28,850 as of March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2021 other than that described above.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 5, Note 6 and Note 7).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 13 — STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2021, the Company issued an aggregate of 3,363,871 shares of its common stock, having a fair value of $137,919, in settlement of outstanding accounts payable. In connection with the issuances, the Company incurred a $116,823 net loss on settlement.

During the three months ended March 31, 2021, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $128,000, for services, of which $76,800 remains in prepaid expenses as of March 31, 2021.

On February 26, 2021, a convertible note with a face value of $200,000, having a net book value of $54,887 at the date of conversion, was converted into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053 (See Note 9 and 10).

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

A summary of the stock option activity for the three months ended March 31, 2021 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2020	111,119,914	$0.0247	7.2	$296,636
Granted	-
Exercised	-
Forfeited/Expired	(475,000)	$0.0296
Outstanding, March 31, 2021	110,644,914	$0.0247	7.0	$2,916,289

Exercisable, March 31, 2021	78,162,414	$0.0247	6.7	$2,060,466

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	7.8	24,325,000	$0.0048
$0.011 to $0.020	16,250,000	$0.0196	5.5	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	7.6	8,505,000	$0.0252
$0.0363	22,635,000	$0.0363	6.4	18,632,500	$0.0363
$0.0536	20,000,000	$0.0536	7.1	10,000,000	$0.0536
$0.1540	449,914	$0.1540	4.5	449,914	$0.1540
	110,644,914	$0.0247	7.0	78,162,414	$0.0247

The aggregate intrinsic value of outstanding stock options was $2,916,289, based on options with an exercise price less than the Company’s stock price of $0.0500 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2021 and 2020 was $175,398 and $158,337, respectively. As of March 31, 2021, the Company had $571,276 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.73 years.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Warrants

A summary of the warrant activity for the three months ended March 31, 2021 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2020	1,110,468	$12.84	7.1	$-
Granted	-
Exercised	-
Expired	-
Outstanding, March 31, 2021	1,110,468	$12.84	6.9	$22,867

Exercisable, March 31, 2021	1,108,923	$2.14	6.9	$22,867

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.03 to $20.00	1,086,536	$1.27	7.0	1,086,536	$1.27
$20.01 to $30.00	19,543	$25.06	2.9	19,543	$25.06
$40.01 to $50.00	2,253	$48.83	1.5	2,253	$48.83
$50.01 to $60.00	543	$60.00	0.3	543	$60.00
>$60.00	1,593	$7,690.00	5.6	48	$7,690.00
	1,110,468	$12.84	6.9	1,108,923	$2.14

The aggregate intrinsic value of the issued and exercisable warrants of $22,867 represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0500 as of March 31, 2021, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 14 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the three months ended March 31, 2021 and 2020, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended March 31,
	2021	2020
Customer 1	47%	-
Customer 2	12%	-
Customer 3	-	29%
Customer 4	-	11%
Totals	59%	40%

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Concentrations of Accounts Receivable

As of March 31, 2021 and December 31, 2020, the following customers represented more than 10% of the Company’s accounts receivable:

	March 31,	December 31,
	2021	2020
Customer 1	70%	44%
Customer 2	27%	50%
Totals	97%	94%

Customer 2 is U.S. Stem Cell Clinic, LLC, a related party, an investment in which the Company held a 49.9% member interest through February 10, 2021 (See Note 5).

NOTE 15 — SUBSEQUENT EVENTS

On April 8, 2021, a noteholder, also a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, having a net book value of $54,887 at the date of conversion, into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053 (See Note 9 and Note 10).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

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

During fiscal 2019, we had interests in US Stem Cell Clinic, LLC, (“SCC”), Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC as partially owned investments of our company (in which we had a 49.9%, 49.9% and 49% respectively member interests), which were physician run regenerative medicine/cell therapy clinics providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in SCC and Regenerative Wellness Clinic, LLC, and US Stem Cell Clinic of the Villages, LLC is currently dormant.

Our comprehensive map of products and services:

As of March 31, 2021:

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

Results of Operations Overview

We are a research and development company and our product candidates have not received regulatory approval or generated any material revenues and is not expected generate revenues until commercialization, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In addition, and as a result of the Court Order (see Note 12), we resolved to divest our company of certain equipment and other assets which will substantially reduce our ability to generate revenues until such time as alternative revenue producing materialize as well as assign our lease.

Three Months Ended March 31, 2021 as compared to the Three Months Ended March 31, 2020

Revenues

We recognized revenues of $84,380 for the three months ended March 31, 2021. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $57,492 for the three months ended March 31, 2020 from the sale of MyoCath catheters, physician training, patient studies and laboratory services. Due to the Injunction, as described in our Note 12 to our financial statements, our revenue for 2021 has been severely reduced.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, and physician course materials.

Cost of sales were $15,521 and $18,097 in in the three-month periods ended March 31, 2021 and 2020, respectively. Associated gross margins were $68,859 (81.6%) and $39,395 (31.4%) for the three months periods ended March 31, 2021 and 2020, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended March 31, 2021, the same as the research and development expenses of $0 in the three-month period ended March 31, 2020. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $556,015 for the three-month period ended March 31, 2021 compared to $537,535 for the three-month period ended March 31, 2020, an decrease of $18,480. The decrease in costs are primarily due to reduction in operations due to the Court Order.

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

(Gain) Loss on settlement of debt

During the three months ended March 31, 2021, we incurred a net loss of $337,875 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $5,868for the same period last year.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months.  In connection with the sale/leaseback, we realized a gain on sale of equipment of $0, which we will recognize to operations over the term of the lease (36 months). During the three months ended March 31, 2021 and 2020, we recognized $0 and $21,474 in current period operations.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of income (loss) from equity investments for the period.  For the year ended December 31, 2020 and 2019, our pro rata share of income (loss) was $0 and $(23,539), respectively. We divested ourselves of our member interests in Regenerative Wellness Clinic, LLC and U.S. Stem Cell Clinic, LLC in October 2019 and March 2021, respectively. U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the three months ended March 31, 2021 were $154,725 compared to $81,454 for the three months ended March 31, 2020. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

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

Concentrations of Credit Risk

As of March 31, 2021, two customers represented 47% and 12%, respectively, representing an aggregate of 59% of the Company’s accounts receivable. As of December 31, 2020, two customers represented 50% and 44% of the accounts receivable of the Company, an aggregate of 94%.

For the three month ended March 31, 2021, the Company’s revenues earned from sale of products and services were $84,380.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended March 31, 2021, we incurred negative cash flow from operations of $487,156 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Investing Activities

Net cash provided by investing activities was $0 for the three-months ended March 31, 2021 represented proceeds from our equity investment as compared to cash provided by investing activities of $0 from our equity investments for the same period last year.

Financing Activities

Net cash provided in financing activities was an aggregate of $743,053in the three-month period ended March 31, 2021 as compared to cash used of $125,447 in the three-month period ended in March 31, 2020.

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

At March 31, 2021, we had cash and cash equivalents totaling $444,108. However, our working capital deficit as of such date was approximately $10.3 million.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of March 31, 2021, the remaining carrying value of the note was $150,000. At March 31, 2021, accrued interest on the note was $0 and is included in accrued expenses on the accompanying balance sheet.

Along with diversifying the portfolio of products distributed by our company, including equipment and biologics, it is the intention of our Company to both continue to adhere to the Court Order (see Note 12 of the Financial Statements) as well as re -establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and we believe that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc. , an operating division of our company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of our company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. In addition, our company is transitioning the current clinics to a more diversified regenerative medicine platform, while complying with recent court rulings. While not providing legal advice, our company may also engage in managing third-party clinics to ensure they too abide by recent regulatory requirements

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2021 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement was $27,650.00 as of March 31, 2021.

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

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. . The remaining amount due under this settlement was $438,280.39 as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2021.

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