Form 10-Q
period 2021-06-30
U.S. Stem Cell, Inc.
filed 2021-08-12
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 OR
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

As of August 12, 2021, there were 456,217,501 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. STEM CELL, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,962	$18,570
Accounts receivable, net of allowance of $75,000 and $13,203, respectively	33,962	54,164
Inventories	4,693	5,418
Prepaid expenses and other current assets	22,089	10,000
Total current assets	198,706	88,152

Total assets	$198,706	$88,152

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,293,333	$1,282,010
Accrued expenses	1,689,033	1,511,281
Advances - related parties	891,432	861,432
Deferred revenue, current portion	3,000	3,000
Deposits	465,286	465,286
Notes payable - related parties	2,855,738	2,721,478
Notes payable, current portion, net of debt discount of $9,827 and $9,610, respectively	2,561,505	2,562,149
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $465,513 and $1,874, respectively	128,487	43,126
Total current liabilities	11,285,576	10,847,524

Long-term liabilities:
Deferred revenue	58,000	59,500
Notes payable, net of debt discount of $26,699 and $31,627, respectively	741,400	760,420
Total long-term liabilities	799,400	819,920

Total liabilities	12,084,976	11,667,444

Commitments and contingencies (See Note 11)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 451,738,971 and 435,560,794 shares issued and outstanding, respectively	451,739	435,561
Additional paid-in capital	126,150,449	124,499,655
Accumulated deficit	(138,488,458)	(136,514,508)
Total stockholders' deficit	(11,886,270)	(11,579,292)

Total liabilities and stockholders' deficit	$198,706	$88,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$29,639	$26,993	$108,730	$71,377
Services	5,803	12,661	11,092	25,769
Total revenue	35,442	39,654	119,822	97,146

Cost of sales	13,677	16,877	29,198	34,974

Gross profit	21,765	22,777	90,624	62,172

Operating expenses:
Selling, general and administrative	802,970	491,358	1,358,985	1,028,893
Total operating expenses	802,970	491,358	1,358,985	1,028,893

Loss from operations	(781,205)	(468,581)	(1,268,361)	(966,721)

Other income (expense):
Gain (loss) on settlement of accounts payable and accrued interest, net	(45,995)	(5,387)	(383,870)	481
Gain on sale of equipment	-	-	-	21,474
Income (loss) from equity investments	-	9,718	-	(13,821)
Interest expense	(166,994)	(104,993)	(321,719)	(186,447)
Total other income (expense)	(212,989)	(100,662)	(705,589)	(178,313)

Net loss before income taxes	(994,194)	(569,243)	(1,973,950)	(1,145,034)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(994,194)	$(569,243)	$(1,973,950)	$(1,145,034)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	451,724,735	427,968,284	448,303,465	425,955,114

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021 (unaudited)	-	$-	450,443,462	$450,444	$125,916,818	$(137,494,264)	$(11,127,002)
Common stock issued in settlement of accounts payable and accrued interest	-	-	1,295,509	1,295	73,844	-	75,139
Beneficial conversion feature recognized on convertible notes	-	-	-	-	2,400	-	2,400
Stock-based compensation	-	-	-	-	157,387	-	157,387
Net loss	-	-	-	-	-	(994,194)	(994,194)
Balance, June 30, 2021 (unaudited)	-	$-	451,738,971	$451,739	$126,150,449	$(138,488,458)	$(11,886,270)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)
Common stock issued in settlement of accounts payable and accrued interest	-	-	4,659,380	4,659	208,399	-	213,058
Common stock issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	634,250	-	634,250
Stock-based compensation	-	-	-	-	315,724	-	315,724
Common shares issued upon conversion of convertible notes	-	-	7,518,797	7,519	368,421	-	375,940
Net loss	-	-	-	-	-	(1,973,950)	(1,973,950)
Balance, June 30, 2021 (unaudited)	-	$-	451,738,971	$451,739	$126,150,449	$(138,488,458)	$(11,886,270)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020 (unaudited)	-	$-	424,935,588	$424,936	$123,935,713	$(134,199,806)	$(9,839,157)
Common stock issued in settlement of accounts payable and accrued interest	-	-	3,066,393	3,066	21,465	-	24,531
Stock-based compensation	-	-	-	-	175,018	-	175,018
Net loss	-	-	-	-	-	(569,243)	(569,243)
Balance, June 30, 2020 (unaudited)	-	$-	428,001,981	$428,002	$124,132,196	$(134,769,049)	$(10,208,851)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	417,724,767	$417,725	$123,726,894	$(133,624,015)	$(9,479,396)
Common stock issued in settlement of accounts payable and accrued interest	-	-	6,277,214	6,277	27,886	-	34,163
Common stock issued for services	-	-	4,000,000	4,000	12,000	-	16,000
Beneficial conversion feature recognized on convertible note	-	-	-	-	15,000	-	15,000
Stock-based compensation	-	-	-	-	350,416	-	350,416
Net loss	-	-	-	-	-	(1,145,034)	(1,145,034)
Balance, June 30, 2020 (unaudited)	-	$-	428,001,981	$428,002	$124,132,196	$(134,769,049)	$(10,208,851)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,973,950)	$(1,145,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recoveries)	61,797	-
Interest and amortization of debt discount	310,094	165,413
Loss (gain) on settlement of accounts payable and accrued interest	383,870	(481)
Gain on sale of equipment	-	(21,474)
Related party notes payable issued for services rendered	134,260	375,000
Loss on equity investments	-	13,821
Stock-based compensation	431,635	364,727
Changes in operating assets and liabilities:
Accounts receivable	(41,595)	25,913
Inventories	725	797
Accounts payable	54,153	52,571
Accrued expenses	5,278	8,446
Deferred revenue	(1,500)	(1,805)
Net cash used in operating activities	(635,233)	(162,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) overdraft protection	-	(1,520)
Proceeds from related party advances	30,000	155,904
Proceeds from notes payable	-	150,000
Repayments of notes payable	(24,375)	(24,013)
Proceeds from convertible note payable	749,000	35,000
Net cash provided by financing activities	754,625	315,371

Net increase (decrease) in cash and cash equivalents	119,392	153,265
Cash and cash equivalents, beginning of period	18,570	-
Cash and cash equivalents, end of period	$137,962	$153,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,625	$21,034
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable and accrued interest	$213,058	$34,163
Beneficial conversion feature recognized on convertible note	$634,250	$15,000
Common shares issued for prepaid services	$12,089	$1,689
Common shares issued upon conversion of convertible notes	$375,940	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1 — NATURE OF OPERATIONS

Overview

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. The business includes the development of proprietary cell therapy products as well as revenue generating physician and patient-based regenerative medicine/cell therapy training services, cell collection and cell storage services, and the sale of cell collection and treatment kits for humans and animals., To date, the Company has not generated significant revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

The condensed balance sheet information as of December 31, 2020 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on July 16, 2021. These interim unaudited condensed financial statements should be read in conjunction with the 2020 Annual Report. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of June 30, 2021, the Company had cash on hand of $137,962 and a working capital deficit (current liabilities in excess of current assets) of $11,086,870. During the six months ended June 30, 2021, the net loss was $1,973,950 and net cash used in operating activities was $635,233. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at June 30, 2021 and requires additional financing to fund future operations.

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

JUNE 30, 2021

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

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021 and December 31, 2020, the Company had deferred revenues of $61,000 and $62,500, respectively, all of which pertains to the Intellectual Property Licensing Agreement.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

The computation of basic and diluted income (loss) per share as of June 30, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,
	2021	2020
Options	110,644,914	111,119,914
Warrants	1,110,468	1,110,468
Convertible note	36,259,837	7,820,647
Total potentially dilutive shares	148,015,219	120,051,029

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

As a consequence of the Court Order (see Note 11 “Government Claim”), the Company resolved to divest itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and to adjust the business plan and operations to accommodate this potential divesture. To facilitate the above, the Company entered into a Termination and Release Agreement and a Letter Agreement intended to divest itself of certain equipment and other assets underlying the related equipment lease transaction. In addition, on October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. As part of the termination of the operating lease, the Company left certain property and equipment (all of which had been fully depreciated) at the old location.

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and six months ended June 30, 2020, the Company recognized $0 and $21,474, respectively, as gain on sale of equipment.  As of June 30, 2021, the gain has been fully recognized and deferred gain on sale of equipment was $0.

Depreciation expense was $0 for the three and six months ended June 30, 2021 and 2020.

NOTE 5 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 for the three and six months ended June 30, 2021; and $9,718 and ($13,821) for the three and six months ended June 30, 2020, respectively (inception to date income of $599,721) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the six months ended June 30, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 6, Note 7 and Note 11 “Litigation”). The carrying value of the investment at June 30, 2021 and December 31, 2020 is $0.

At June 30, 2021 and December 31, 2020, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763 (prior to divesture on February 10, 2021). Revenues earned from sales to U.S. Stem Clinic, LLC for the three and six months ended June 30, 2021 were $250 and $2,531, respectively (prior to divesture on February 10, 2021) and $0 and $1,441, for the three and six months ended June 30, 2020, respectively.

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interest was $0 for the three and six months ended June 30, 2021 and 2020 (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the six months ended June 30, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell of the Villages LLC. The carrying value of the investment at June 30, 2021 and December 31, 2020 is $0.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

At June 30, 2021 and December 31, 2020, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the three and six months ended June 30, 2021 and 2020 was $0.

As of the date of this filing, US Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$595,731	$549,628
Accrued interest payable	1,003,793	882,515
Vendor accruals and other	89,509	79,138
Total Accrued expenses	$1,689,033	$1,511,281

On April 1, 2021, the Company issued 187,575 shares of its common stock, having a fair value of $10,879, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $1,735 (See Note 10).

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 5, Note 7 and Note 11 “Litigation”).

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	384,500	386,000
Weider note payable	432,102	450,477
Mallard note payable	237,250	241,750
EIDL note payable	150,000	150,000
Total notes payable	3,339,431	3,363,806
Less unamortized debt discount	(36,526)	(41,237)
Total notes payable net of unamortized debt discount	3,302,905	3,322,569
Less current portion	(2,561,505)	(2,562,149)
Long-term portion	$741,400	$760,420

* Dr. Comella is a former member of the Board of Directors and resigned on December 1, 2019. This note was previously included in notes payable - related parties.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 5, Note 6 and Note 11 “Litigation”). At June 30, 2021 and December 31, 2020, accrued interest on the notes was $137,297 and $208,645, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. At September 30, 2019, the Company was in default and renegotiating the payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $384,500 and $386,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $432,102 and $450,477, respectively. At present, the Company has been noticed that it is delinquent if the last two monthly payments and, if not cured, will be considered in default of the promissory note underlying the Agreement.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. For the three and six months ended June 30, 2021, the Company amortized $2,382 and $4,711, respectively; and $2,277 and $4,529 during the three and six months ended June 30, 2020, respectively, of debt discount to interest expense. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $200,724 and $200,513, net of debt discount of $36,526 and $41,237, respectively.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $150,000. At June 30, 2021 and December 31, 2020, accrued interest on the note was $5,779 and $2,990, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2021, the Company amortized $0; and $11,871 and $29,295 during the three and six months ended June 30, 2020, respectively, of debt discount to interest expense.  As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $1,397,762.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 9 — CONVERTIBLE NOTE PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matured on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount was amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2021, the Company amortized $0 and $1,874, respectively; and $3,247 and $5,002 during the three and six months ended June 30, 2020, respectively, of debt discount to interest expense.  As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $35,000 and $33,126, net of debt discount of $0 and $1,874, respectively. At June 30, 2021 and December 31, 2020, accrued interest on the note was $2,450 and $1,582, respectively, and is included in accrued expenses on the accompanying balance sheet. As of February 5, 2021, the maturity date, the note is in default. The investor converted the full value of the note into 3,804,348 shares of the Company’s common stock on August 4, 2021.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that is due on demand and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts.  As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $10,000. As of June 30, 2021 and December 31, 2020, accrued interest on the note was $404 and $156, respectively, and is included in accrued expenses on the accompanying balance sheet.

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that mature 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, having a net book value of $54,887 at the date of conversion, into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053 (See Note 10 and Note 12). For the three and six months ended June 30, 2021, the Company amortized $18,289 and $23,541 of debt discount to interest expense. As of June 30, 2021, the remaining carrying value of the notes was $65,804, net of debt discount of $353,196.

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2021, the Company amortized $22 of debt discount to interest expense. As of June 30, 2021, the remaining carrying value of the note was $22, net of debt discount of $109,978.

On June 20, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $20,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0125. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $2,400 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2021, the Company amortized $61 of debt discount to interest expense. As of June 30, 2021, the remaining carrying value of the note was $17,661, net of debt discount of $2,339.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 10 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of June 30, 2021 and December 31, 2020, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2021 and 2020, the Company received aggregate proceeds from advances of $30,000 and $155,904, respectively. As of June 30, 2021 and December 31, 2020, the Company owed $891,432 and $861,432, respectively, for related party advances.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

On April 1, 2021, the Company issued 187,575 shares of its common stock, having a fair value of $10,879, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $1,735.

As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $262,000. At June 30, 2021 and December 31, 2020, accrued interest on the note was $8,700 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $178,077.

On June 30, 2021, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $143,654.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

On March 31, 2021, the Company issued a $90,990 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021, the remaining carrying value of the note was $90,990.

On June 30, 2021, the Company issued a $43,269 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2021, the remaining carrying value of the note was $43,269.

At June 30, 2021 and December 31, 2021, accrued interest on the notes was $544,584 and $482,468, respectively, and is included in accrued expenses on the accompanying balance sheet.

	June 30, 2021	December 31, 2020
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,654	143,653
Note payable, Mr. Tomas	90,990	-
Note payable, Mr. Tomas	43,269	-
Total notes payable - related parties	$2,855,738	$2,721,478

Note Payable - William P. Murphy Jr., M.D

On February 26, 2021, Dr. Murphy purchased an unsecured convertible promissory note in the aggregate principal amount of $200,000 maturing 12 months after the issuance date. The note was non-interest bearing and Dr. Murphy had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. On March 23, 2021, Dr Murphy converted the full value of the note into 7,518,797 shares of the Company’s common stock (See Note 9 and Note 12).

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

On October 24, 2019, the Company entered into an Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC. Subsequently, the Company relocated to a new location within the same city and entered into a month-to-month lease. Accordingly, the right of use assets and lease liabilities were eliminated.

During the three and six months ended June 30, 2021 and 2020, lease expense was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$1,001	$1,395	$2,433	$2,202
Total lease expense	$1,001	$1,395	$2,433	$2,202

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of June 30, 2021 and December 31, 2020 was $61,000 and $62,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $27,350 and $28,850 as of June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable.

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit, and moved to dismiss almost all of the claims. The motions to dismiss remain pending. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied.

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of June 30, 2021 and December 31, 2020, the remaining carrying value of the note was $432,102 and $450,477, respectively. At present, the Company has been noticed that it is delinquent if the last two monthly payments and, if not cured, will be considered in default of the promissory note underlying the Agreement.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 5, Note 6 and Note 7).

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2021 other than that described above.

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

JUNE 30, 2021

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

NOTE 12 — STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2021, the Company issued an aggregate of 4,659,380 shares of its common stock, having a fair value of $213,058, in settlement of outstanding accounts payable of $40,000 and accrued interest of $9,145. In connection with the issuances, the Company incurred a $163,914 net loss on settlement.

During the six months ended June 30, 2021, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $128,000, for services, of which $12,089 remains in prepaid expenses as of June 30, 2021.

On March 23, 2021, a convertible note with a face value of $200,000, having a net book value of $54,887 at the date of conversion, was converted into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053 (See Note 9 and Note 10).

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

A summary of the stock option activity for the six months ended June 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2020	111,119,914	$0.0247	7.2	$296,636
Granted	-
Exercised	-
Forfeited/Expired	(475,000)	$0.0296
Outstanding, June 30, 2021	110,644,914	$0.0247	6.8	$429,606

Exercisable, June 30, 2021	83,162,414	$0.0264	6.5	$257,775

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	7.5	24,325,000	$0.0048
$0.011 to $0.020	16,250,000	$0.0196	5.2	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	7.4	8,505,000	$0.0252
$0.0363	22,635,000	$0.0363	6.1	18,632,500	$0.0363
$0.0536	20,000,000	$0.0536	6.9	15,000,000	$0.0536
$0.1540	449,914	$0.1540	4.3	449,914	$0.1540
	110,644,914	$0.0247	6.8	83,162,414	$0.0264

The aggregate intrinsic value of outstanding stock options was $429,606, based on options with an exercise price less than the Company’s stock price of $0.0154 as of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the six months ended June 30, 2021 and 2020 was $315,724 and $350,416, respectively. As of June 30, 2021, the Company had $413,889 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.66 years.

Warrants

A summary of the warrant activity for the six months ended June 30, 2021 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2020	1,110,468	$12.84	7.1	$-
Granted	-
Exercised	-
Expired	-
Outstanding, June 30, 2021	1,110,468	$12.84	6.7	$-

Exercisable, June 30, 2021	1,108,923	$2.14	6.7	$-

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.03 to $20.00	1,086,536	$1.27	6.7	1,086,536	$1.27
$20.01 to $30.00	19,543	$25.06	2.7	19,543	$25.06
$40.01 to $50.00	2,253	$48.83	1.3	2,253	$48.83
$50.01 to $60.00	543	$60.00	0.1	543	$60.00
>$60.00	1,593	$7,690.00	5.3	48	$7,690.00
	1,110,468	$12.84	6.7	1,108,923	$2.14

The aggregate intrinsic value of the issued and exercisable warrants of $0 represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0154 as of June 30, 2021, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 13 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the three and six months ended June 30, 2021 and 2020, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Customer 1	21%	-	11%	-
Customer 2	17%	25%	-	10%
Customer 3	11%	-	-	-
Customer 4	10%	-	-	19%
Customer 5	-	-	33%	-
Customer 6	-	20%	-	-
Customer 7	-	10%	-	-
Totals	59%	55%	44%	29%

Concentrations of Accounts Receivable

As of June 30, 2021 and December 31, 2020, the following customers represented more than 10% of the Company’s accounts receivable:

	June 30,	December 31,
	2021	2020
Customer 1	69%	44%
Customer 2	26%	50%
Totals	95%	94%

Customer 2 is U.S. Stem Cell Clinic, LLC, a related party, an investment in which the Company held a 49.9% member interest through February 10, 2021 (See Note 5).

NOTE 14 — SUBSEQUENT EVENTS

On  July 1, 2021, the Company issued an aggregate of 674,182 shares of common stock for services rendered.

On August 4, 2021, a promissory note dated February 5, 2020 (see Note 9, Convertible Note Payable) was fully converted to 3,804,348 shares of Common Stock.

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

Additional information concerning these, and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated July 15, 2021, in connection with the audit of our annual financial statements as of December 31, 2020, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2021 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2021:

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

Results of Operations Overview

We are a research and development company and our product candidates have not received regulatory approval or generated any material revenues and is not expected generate revenues until commercialization, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In addition, and as a result of the Court Order (see Note 11- Government Claim), we resolved to divest our company of certain equipment and other assets which will substantially reduce our ability to generate revenues until such time as alternative revenue producing materialize as well as assign our lease.

Three Months Ended June 30, 2021 as compared to the Three Months Ended June 30, 2020.

Revenues

We recognized revenues of $35,442 for the three months ended June 30, 2021. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $39,654 for the three months ended June 30, 2020 from the sale of MyoCath catheters, physician training, patient studies and veterinary sales. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired but for 2021 has moderately increased.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $13,677 and $16,877 in in the three-month periods ended June 30 2021 and 2020, respectively. Associated gross margins were $21,765 (61.4%) and $22,777 (46.0%) for the three months periods ended June 30 2021 and 2020, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended June 30, 2021, the same as the research and development expenses of $0 in the three-month period ended June 30, 2020. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $802,970 for the three-month period ended June 30, 2021 compared to $491,358 for the three-month period ended June 30, 2020, an increase of $311,312. The increase in cost due to increase in activity in new avenues of growth.

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

(Gain) Loss on settlement of debt

During the three months ended June 30, 2021, we incurred a net loss of $45,995 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $5,387 for the same period last year.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended June 30, 2021, our pro rata share of its income (loss) was $0 as we divested the assets in the first quarter of 2021. For the three month ended June 20, 2020 the pro rata share of income (loss) was $9,718. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in U.S. Stem Cell Clinic, LLC  and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the three months ended June 30, 2021 were $166,994 compared to $104,993 for the three months ended June 30, 2020. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

Six Months Ended June 30, 2021 as compared to the Six Months Ended June 30, 2020.

Revenues

We recognized revenues of $119,822 for the six months ended June 30, 2021. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $97,146 for the six months ended June 30, 2020 from the sale of MyoCath catheters, physician training, sale of product and services and veterinary division. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired but for 2021 has moderately increased.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $29,198 and $34,974 in in the six-month periods ended June 30, 2021 and 2020, respectively. Associated gross margins were $90,624 (75.6%) and $62,172 (64.0%) for the six months periods ended June 30, 2021 and 2020 respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the six-month period ended June 30, 2021, same as the six-month period ended June 30, 2020. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,358,985 for the six-month period ended June 30, 2021 compared to $1,028,893 for the six-month period ended June 30, 2020, an increase of $330,092. The increase in cost due to increase in activity in new avenues of growth.

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

(Gain) Loss on settlement of debt

During the six months ended June 30, 2021, we incurred a net loss of $(383,870) primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $481 for the same period last year.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the six months ended June 30, 2021, our pro rata share of its income (loss) was $0 as we divested  the assets in the first quarter of 2021. For the six month ended June 20, 2020 the pro rata share of income (loss) was $9,718. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in U.S. Stem Cell Clinic, LLC  and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the six months ended June 30, 2021 were $321,719 compared to $186,447 for the six months ended June 30, 2020. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

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

Revenues for product and equipment sold are not recorded until product and equipment are received by the customer. Revenues from in-person trainings are recognized when the training occurs and revenues from on demand online trainings are recognized when the customer purchases the rights to the training course. Any cash received as a deposit for trainings are recorded by the Company as a liability.

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

Concentrations of Credit Risk

As of June 30, 2021, two customers represented 69% and 26%, representing an aggregate of 85% of the Company’s accounts receivable. As of December 31, 2020, two customers represented 50% and 44% respectively, representing an aggregate of 94% of the Company’s accounts receivable.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the six months ended June 30, 2021, we incurred negative cash flow from operations of $635,233 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Investing Activities

Net cash provided by investing activities was $0 for the six-months ended June 30, 2021 represented proceeds from our equity investment as compared to cash provided by investing activities of $0 from our equity investments for the same period last year.

Financing Activities

Net cash provided in financing activities was an aggregate of $754,625 in the six-month period ended June 30, 2021 as compared to cash provided of $315,371 in the six-month period ended in June 30, 2020.

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

At June 30, 2021, we had cash and cash equivalents totaling $137,962. However, our working capital deficit as of such date was $11,086,870.

Along with diversifying the portfolio of products distributed by our company, including equipment and biologics, it is the intention of our Company to both continue to adhere to the Court Order (see Note 11- Government Claim ) as well as re -establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and we believe that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc. , an operating division of our company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of our company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. In addition, our company is transitioning the current clinics to a more diversified regenerative medicine platform, while complying with recent court rulings. While not providing legal advice, our company may also engage in managing third-party clinics to ensure they too abide by recent regulatory requirements

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2021 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement was $27,350 as of June 30, 2021.

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

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. . The remaining amount due under this settlement was $428,281 as of June 30, 2021.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of June 30, 2021 other than that described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2021

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

101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on June 5, 2007.
(3)	Incorporated by reference to Amendment No. 3 to the Company’s Form S-1 filed with the SEC on August 9, 2007.
(4)	Incorporated by reference to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 6, 2007.
(5)	Incorporated by reference to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2007.
(6)	Incorporated by reference to Post-effective Amendment No. 1 to the Company’s Form S-1 filed with the SEC on October 11, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2009.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2009.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2011.
(13)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on May 25, 2011.
(14)	Incorporated by reference to the Company Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013.
(15)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2014.
(16)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 2, 2015.
(17)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on November 4, 2015.
(18)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on December 4, 2015.
(19)	Incorporated by reference to the text of the Company Current Report on Form 8-K filed with the SEC on August 3, 2016.
(20)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on March 8, 2017.
(21)	Incorporated by reference to the Company Annual Report on Form 10-K filed with the SEC on April 16, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019.
(23)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on September 27, 2019.
(24)	Incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on October 24, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Stem Cell, Inc.

Date: August 12, 2021	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer