Form 10-Q
period 2021-09-30
U.S. Stem Cell, Inc.
filed 2021-11-09
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 OR
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

As of November 8th, 2021, there were 480,957,052 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,337	$18,570
Accounts receivable, net of allowance of $75,000 and $13,203, respectively	34,971	54,164
Inventories	1,942	5,418
Prepaid expenses and other current assets	13,730	10,000
Total current assets	80,980	88,152

Total assets	$80,980	$88,152

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,262,630	$1,282,010
Accrued expenses	1,825,416	1,511,281
Advances - related parties	951,432	861,432
Deferred revenue, current portion	3,000	3,000
Deposits	465,286	465,286
Notes payable - related parties	3,043,238	2,721,478
Notes payable, current portion, net of debt discount of $9,938 and $9,610, respectively	2,561,940	2,562,149
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $435,847 and $1,874, respectively	123,153	43,126
Total current liabilities	11,633,857	10,847,524

Long-term liabilities:
Deferred revenue	57,250	59,500
Notes payable, net of debt discount of $24,152 and $31,627, respectively	731,781	760,420
Total long-term liabilities	789,031	819,920

Total liabilities	12,422,888	11,667,444

Commitments and contingencies (See Note 11)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 461,217,501 and 435,560,794 shares issued and outstanding, respectively	461,218	435,561
Additional paid-in capital	126,357,773	124,499,655
Accumulated deficit	(139,160,899)	(136,514,508)
Total stockholders' deficit	(12,341,908)	(11,579,292)

Total liabilities and stockholders' deficit	$80,980	$88,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$52,578	$44,970	$161,308	$116,347
Services	4,756	19,677	15,848	45,446
Total revenue	57,334	64,647	177,156	161,793

Cost of sales	14,200	18,576	43,398	53,550

Gross profit	43,134	46,071	133,758	108,243

Operating expenses:
Selling, general and administrative	547,977	1,039,352	1,906,962	2,068,245
Total operating expenses	547,977	1,039,352	1,906,962	2,068,245

Loss from operations	(504,843)	(993,281)	(1,773,204)	(1,960,002)

Other income (expense):
Gain (loss) on settlement of accounts payable and accrued interest, net	(5,113)	(204)	(388,983)	277
Gain on sale of equipment	-	-	-	21,474
Income (loss) from equity investments	-	(9,718)	-	(23,539)
Interest expense	(162,485)	(152,572)	(484,204)	(339,019)
Total other income (expense)	(167,598)	(162,494)	(873,187)	(340,807)

Net loss before income taxes	(672,441)	(1,155,775)	(2,646,391)	(2,300,809)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(672,441)	$(1,155,775)	$(2,646,391)	$(2,300,809)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	455,404,407	429,684,176	450,696,456	427,207,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021 (unaudited)	-	$-	451,738,971	$451,739	$126,150,449	$(138,488,458)	$(11,886,270)
Common stock issued in settlement of accounts payable	-	-	674,182	674	9,439	-	10,113
Common stock issued upon conversion of convertible notes	-	-	3,804,348	3,805	31,195	-	35,000
Common stock issued for cash	-	-	5,000,000	5,000	45,000	-	50,000
Stock-based compensation	-	-	-	-	121,690	-	121,690
Net loss	-	-	-	-	-	(672,441)	(672,441)
Balance, September 30, 2021 (unaudited)	-	$-	461,217,501	$461,218	$126,357,773	$(139,160,899)	$(12,341,908)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)
Common stock issued in settlement of accounts payable and accrued interest	-	-	5,333,562	5,333	217,838	-	223,171
Common stock issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	634,250	-	634,250
Common stock issued for cash	-	-	5,000,000	5,000	45,000	-	50,000
Common shares issued upon conversion of convertible notes	-	-	11,323,145	11,324	399,616	-	410,940
Stock-based compensation	-	-	-	-	437,414	-	437,414
Net loss	-	-	-	-	-	(2,646,391)	(2,646,391)
Balance, September 30, 2021 (unaudited)	-	$-	461,217,501	$461,218	$126,357,773	$(139,160,899)	$(12,341,908)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020 (unaudited)	-	$-	428,001,981	$428,002	$124,132,196	$(134,769,049)	$(10,208,851)
Common stock issued in settlement of accounts payable	-	-	1,700,681	1,701	8,504	-	10,205
Stock-based compensation	-	-	-	-	174,920	-	174,920
Net loss	-	-	-	-	-	(1,155,775)	(1,155,775)
Balance, September 30, 2020 (unaudited)	-	$-	429,702,662	$429,703	$124,315,620	$(135,924,824)	$(11,179,501)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	417,724,767	$417,725	$123,726,894	$(133,624,015)	$(9,479,396)
Common stock issued in settlement of accounts payable and accrued interest	-	-	7,977,895	7,978	36,390	-	44,368
Common stock issued for services	-	-	4,000,000	4,000	12,000	-	16,000
Beneficial conversion feature recognized on convertible note	-	-	-	-	15,000	-	15,000
Stock-based compensation	-	-	-	-	525,336	-	525,336
Net loss	-	-	-	-	-	(2,300,809)	(2,300,809)
Balance, September 30, 2020 (unaudited)	-	$-	429,702,662	$429,703	$124,315,620	$(135,924,824)	$(11,179,501)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,646,391)	$(2,300,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recoveries)	61,797	-
Interest and amortization of debt discount	466,948	309,219
Loss (gain) on settlement of accounts payable and accrued interest	388,983	(277)
Gain on sale of equipment	-	(21,474)
Related party notes payable issued for services rendered	321,760	975,962
Loss on equity investments	-	23,539
Stock-based compensation	565,414	541,336
Changes in operating assets and liabilities:
Accounts receivable	(42,604)	26,739
Inventories	3,476	2,678
Prepaid expenses and other current assets	(3,730)	-
Accounts payable	43,450	79,134
Accrued expenses	1,909	9,152
Deferred revenue	(2,250)	(3,050)
Net cash used in operating activities	(841,238)	(357,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) overdraft protection	-	(1,520)
Proceeds from sale of common shares	50,000	-
Proceeds from related party advances	90,000	285,296
Proceeds from notes payable	-	150,000
Repayments of notes payable	(35,995)	(39,697)
Proceeds from convertible note payable	749,000	45,000
Net cash provided by financing activities	853,005	439,079

Net increase in cash and cash equivalents	11,767	81,228
Cash and cash equivalents, beginning of period	18,570	-
Cash and cash equivalents, end of period	$30,337	$81,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$17,256	$29,800
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable and accrued interest	$223,171	$44,368
Beneficial conversion feature recognized on convertible note	$634,250	$15,000
Common shares issued upon conversion of convertible notes	$410,940	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 — NATURE OF OPERATIONS

Overview

U.S. Stem Cell, Inc. was incorporated under the laws of the State of Florida in August 1999. The Company is in the cardiovascular sector of the cell technology industry delivering cell therapies and biologics that help address congestive heart failure, lower limb ischemia, chronic heart ischemia, acute myocardial infarctions and other issues. The business includes the development of proprietary cell therapy products as well as revenue generating physician and patient-based regenerative medicine/cell therapy training services, cell collection and cell storage services, and the sale of cell collection and treatment kits for humans and animals. To date, the Company has not generated significant revenues in that they remain less than their total operating expenses, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a research and development business enterprise.

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

The condensed balance sheet information as of December 31, 2020 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on July 16, 2021. These interim unaudited condensed financial statements should be read in conjunction with the 2020 Annual Report. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of September 30, 2021, the Company had cash on hand of $30,337 and a working capital deficit (current liabilities in excess of current assets) of $11,552,877. During the nine months ended September 30, 2021, the net loss was $2,646,391 and net cash used in operating activities was $841,238. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at September 30, 2021 and requires additional financing to fund future operations.

On September 10, 2021, the Company filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11617) was qualified by the Securities and Exchange Commission. The Company registered 250,000,000 shares of common stock for maximum proceeds of $2,500,000 (before deducting the maximum broker discount and costs of the offering). During the three months ended September 30, 2021, the Company issued 5,000,000 shares of common stock to investors for cash proceeds of $50,000, net of fees and commission, pursuant to the Offering Circular. Subsequent to September 30, 2021, in October, 2021, the Company issued 17,500,000 shares of common stock to investors for cash proceeds of $1,750,000, net of fees and commission, pursuant to the Offering Circular. In November, 2021, the Company issued 5,000,000 shares of common stock to investors for cash proceeds of $50,000, net fees and commission, pursuant to the Offering Circular.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021 and December 31, 2020, the Company had deferred revenues of $60,250 and $62,500, respectively, all of which pertains to the Intellectual Property Licensing Agreement.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The computation of basic and diluted income (loss) per share as of September 30, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30,
	2021	2020
Options	110,643,884	111,119,914
Warrants	1,103,127	1,110,468
Convertible notes	33,291,651	11,260,433
Total potentially dilutive shares	145,038,662	123,490,815

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

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

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535.  The gain is recognized ratably over the term of the lease to operations. During the three and nine months ended September 30, 2020, the Company recognized $0 and $21,474, respectively, as gain on sale of equipment.  As of September 30, 2021, the gain has been fully recognized and deferred gain on sale of equipment was $0.

Depreciation expense was $0 for the three and nine months ended September 30, 2021 and 2020.

NOTE 5 — INVESTMENTS

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 for the three and nine months ended September 30, 2021; and ($9,718) and ($23,539) for the three and nine months ended September 30, 2020, respectively (inception to date income of $599,721) and is included in other income (expense) in the accompanying Statements of Operations.  In addition, during the nine months ended September 30, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870).  On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 6, Note 7 and Note 11 “Litigation”). The carrying value of the investment at September 30, 2021 and December 31, 2020 is $0.

At September 30, 2021 and December 31, 2020, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763 (prior to divesture on February 10, 2021). Revenues earned from sales to U.S. Stem Clinic, LLC for the three and nine months ended September 30, 2021 were $0 and $2,531, respectively (prior to divesture on February 10, 2021) and $0 and $1,441, for the three and nine months ended September 30, 2020, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the U.S. Stem Cell of the Villages, LLC. The Company’s 49% income (loss) incurred by U.S. Stem Cell of the Villages LLC member interest was $0 for the three and nine months ended September 30, 2021 and 2020 (inception to date loss of $23,050) and is included in other income (expense) in the accompanying Statements of Operations. In addition, during the nine months ended September 30, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell of the Villages LLC. The carrying value of the investment at September 30, 2021 and December 31, 2020 is $0.

At September 30, 2021 and December 31, 2020, accounts receivable for sales of products and services to U.S. Stem Cell of the Villages LLC was $0. Revenues earned from sales to U.S. Stem Cell of the Villages LLC for the three and nine months ended September 30, 2021 and 2020 was $0.

As of the date of this filing, US Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$621,141	$549,628
Accrued interest payable	1,118,136	882,515
Vendor accruals and other	86,139	79,138
Total Accrued expenses	$1,825,416	$1,511,281

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 7 — NOTES PAYABLE

Notes payable were comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	384,500	386,000
Weider note payable	422,732	450,477
Mallard note payable	235,000	241,750
EIDL note payable	150,000	150,000
Total notes payable	3,327,811	3,363,806
Less unamortized debt discount	(34,090)	(41,237)
Total notes payable net of unamortized debt discount	3,293,721	3,322,569
Less current portion	(2,561,940)	(2,562,149)
Long-term portion	$731,781	$760,420

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

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $300,000.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 5, Note 6 and Note 11 “Litigation”). At September 30, 2021 and December 31, 2020, accrued interest on the notes was $151,860 and $208,645, respectively, and is included in accrued expenses on the accompanying balance sheet.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided. In May 2019, the Company did not make the required scheduled payment. In September 2019, the noteholder agreed to waive their default rights under the agreement provided a minimum of $5,000 was paid by the end of 2019 and to reduce the required monthly payment to $500 per month commencing in January 2020. The Company satisfied the $5,000 payment requirement by the end of 2019 and commenced making the required $500 monthly payments in January 2020. The Company last made a $500 payment in March 2021 and has been delinquent in making subsequent payments since April 2021.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. At September 30, 2019, the Company was in default and renegotiating the payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $384,500 and $386,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $422,732 and $450,477, respectively. At present, the Company is delinquent one payment and, if not cured, would be considered in default of the promissory note underlying the Agreement.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. For the three and nine months ended September 30, 2021, the Company amortized $2,435 and $7,146, respectively; and $2,328 and $6,857 during the three and nine months ended September 30, 2020, respectively, of debt discount to interest expense. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $200,910 and $200,513, net of debt discount of $34,090 and $41,237, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $150,000. At September 30, 2021 and December 31, 2020, accrued interest on the note was $7,197 and $2,990, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2021, the Company amortized $0; and $0 and $29,295 during the three and nine months ended September 30, 2020, respectively, of debt discount to interest expense.  As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $1,397,762.

NOTE 9 — CONVERTIBLE NOTE PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matured on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. As of February 5, 2021, the maturity date, the note was in default. On July 30, 2021, the investor converted the full value of the note into 3,804,348 shares of the Company’s common stock, having a fair value of $50,000, resulting in a loss on conversion of $15,000. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Accordingly, all outstanding accrued interest at the time of conversion was reversed. The debt discount was amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2021, the Company amortized $0 and $1,874, respectively; and $3,777 and $8,779 during the three and nine months ended September 30, 2020, respectively, of debt discount to interest expense.  As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $0 and $33,126, net of debt discount of $0 and $1,874, respectively. At September 30, 2021 and December 31, 2020, accrued interest on the note was $0 and $1,582, respectively, and is included in accrued expenses on the accompanying balance sheet.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that is due on demand and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts.  As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $10,000. As of September 30, 2021 and December 31, 2020, accrued interest on the note was $530 and $156, respectively, and is included in accrued expenses on the accompanying balance sheet.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that mature 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable.  As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, having a net book value of $54,887 at the date of conversion, into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053 (See Note 10 and Note 12). For the three and nine months ended September 30, 2021, the Company amortized $28,689 and $52,230 of debt discount to interest expense. As of September 30, 2021, the remaining carrying value of the notes was $94,493, net of debt discount of $324,507.

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2021, the Company amortized $398 and $420, respectively, of debt discount to interest expense. As of September 30, 2021, the remaining carrying value of the note was $420, net of debt discount of $109,580.

On June 20, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $20,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0125. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $2,400 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three and nine months ended September 30, 2021, the Company amortized $579 and $640, respectively, of debt discount to interest expense. As of September 30, 2021, the remaining carrying value of the note was $18,240, net of debt discount of $1,760.

NOTE 10 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of September 30, 2021 and December 31, 2020, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2021 and 2020, the Company received aggregate proceeds from advances of $90,000 and $285,296, respectively. As of September 30, 2021 and December 31, 2020, the Company owed $951,432 and $861,432, respectively, for related party advances.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $262,000. At September 30, 2021 and December 31, 2020, accrued interest on the note was $13,323 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $178,077.

On June 30, 2021, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $143,654.

On March 31, 2021, the Company issued a $90,990 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021, the remaining carrying value of the note was $90,990.

On June 30, 2021, the Company issued a $43,269 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021, the remaining carrying value of the note was $43,269.

On September 30, 2021, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of September 30, 2021, the remaining carrying value of the note was $187,500.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021 and December 31, 2021, accrued interest on the notes was $577,272 and $482,468, respectively, and is included in accrued expenses on the accompanying balance sheet.

	September 30, 2021	December 31, 2020
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,654	143,654
Note payable, Mr. Tomas	90,990	-
Note payable, Mr. Tomas	43,269	-
Note payable, Mr. Tomas	187,500	-
Total notes payable - related parties	$3,043,238	$2,721,478

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

During the three and nine months ended September 30, 2021 and 2020, lease expense was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$1,322	$1,689	$3,755	$3,891
Total lease expense	$1,322	$1,689	$3,755	$3,891

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement.  The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement.  The carrying balance as of September 30, 2021 and December 31, 2020 was $60,250 and $62,500, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $26,900 and $28,850 as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable.

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit and moved to dismiss almost all of the claims. The motions to dismiss remain pending. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied.

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of September 30, 2021 and December 31, 2020, the remaining carrying value of the note was $422,732 and $450,477, respectively. At present, the Company is delinquent one payment and, if not cured, would be considered in default of the promissory note underlying the Agreement.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristin Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 5, Note 6 and Note 7).

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2021 other than that described above.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The U.S. and the defendants filed cross motions for summary judgment, each asking for a ruling in its favor. On June 3, 2019, the Court entered an order granting Summary Judgment for the government and denying the defendants’ motion for summary judgment. The order focused on the defendants’ actions in providing and marketing SVF therapy. In an order dated June 4, 2019, the Court granted the defendants’ request to allow it the opportunity to work out the language of the form of injunction with the government, and if unsuccessful, to provide a status report to the Court by June 14, 2019, outlining areas of disagreement. The Court further ordered that the defendants (U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., and Kristin C. Comella) ‘not sell, provide or otherwise engage in any SVF therapy or any other activities to be regulated by the FDA as explained in the Court’s Order on the Parties’ Motions for Summary Judgment.” On June 25, 2019, the Court entered an Order of Permanent Injunction, generally enjoining the defendants with respect to the SVF Product and requiring other actions. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13, 2021. On June 2, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis. The Company, in having divested certain equipment and other assets and assigning its lease, has and will continue to experience a decrease in revenues as the Company both maintains the remainder of the business and transitions into similar or unrelated business opportunities as determined by management. However, management is not able to predict the duration, scope, results, or consequences of the summary judgment and any transition of the business plan.

After the Court’s issuance of the Order of Permanent Injunction, the Company has received demand letters for compensation from persons who store their SVF Product and/or other tissue product with the tissue bank (several of the persons have requested refunds of the monies paid to the tissue bank and one person has requested a full refund of monies paid to an altogether separate company due to her not receiving the full amount of treatments she requested; such requests for compensation, to date, have not been material) and requests that the Company preserve cells in the Company’s possession.  The Company sought guidance from the Court, which entered an order generally staying the requirement to destroy any SVF Product, pending a decision on the Company’s appeal. However, that appeal has now been concluded and the stay order is no longer in place.

NOTE 12 — STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2021, the Company issued an aggregate of 5,333,562 shares of its common stock, having a fair value of $223,171, in settlement of outstanding accounts payable of $60,000 and accrued interest of $9,145. In connection with the issuances, the Company incurred a $154,026 net loss on settlement.

During the nine months ended September 30, 2021, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $128,000, for services rendered.

On March 23, 2021, a convertible note with a face value of $200,000, having a net book value of $54,887 at the date of conversion, was converted into 7,518,797 shares of the Company’s common stock, having a fair value of $375,940, resulting in a loss on conversion of $321,053 (See Note 9 and Note 10).

On July 30, 2021, a convertible note with a face value of $35,000, was converted into 3,804,348 shares of the Company’s common stock, having a fair value of $50,000, resulting in a loss on conversion of $15,000 (See Note 9).

On September 10, 2021, the Company filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11617) was qualified by the Securities and Exchange Commission. The Company registered 250,000,000 shares of common stock for maximum proceeds of $2,500,000 (before deducting the maximum broker discount and costs of the offering). During the three months ended September 30, 2021, the Company issued 5,000,000 shares of common stock to investors for cash proceeds of $50,000, net of fees and commission, pursuant to the Offering Circular (See also Note 14).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

A summary of the stock option activity for the nine months ended September 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2020	111,119,914	$0.0247	7.2	$296,636
Granted	-
Exercised	-
Forfeited/Expired	(476,030)	$0.0298
Outstanding, September 30, 2021	110,643,884	$0.0247	6.5	$249,866

Exercisable, September 30, 2021	93,491,384	$0.0256	6.3	$185,407

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	7.3	30,150,000	$0.0050
$0.011 to $0.020	16,250,000	$0.0196	5.0	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	7.1	9,007,500	$0.0252
$0.0363	22,635,000	$0.0363	5.9	22,635,000	$0.0363
$0.0536	20,000,000	$0.0536	6.6	15,000,000	$0.0536
$0.1540	448,884	$0.1540	4.0	448,884	$0.1540
	110,643,884	$0.0247	6.5	93,491,384	$0.0256

The aggregate intrinsic value of outstanding stock options was $249,866, based on options with an exercise price less than the Company’s stock price of $0.0111 as of September 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the nine months ended September 30, 2021 and 2020 was $437,414 and $525,336, respectively. As of September 30, 2021, the Company had $292,199 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.58 years.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Warrants

A summary of the warrant activity for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2020	1,110,468	$12.84	7.1	$-
Granted	-
Exercised	-
Expired	(7,341)	$77.88
Outstanding, September 30, 2021	1,103,127	$12.41	6.4	$-

Exercisable, September 30, 2021	1,101,582	$1.64	6.4	$-

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.03 to $20.00	1,081,036	$1.17	6.5	1,081,036	$1.17
$20.01 to $30.00	19,543	$25.06	2.4	19,543	$25.06
$49.86	1,003	$49.86	2.5	1,003	$49.86
$7,690.00	1,545	$7,690.00	5.3	-	$7,690.00
	1,103,127	$12.41	6.4	1,101,582	$1.64

The aggregate intrinsic value of the issued and exercisable warrants of $0 represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0111 as of September 30, 2021, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 13 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the three and nine months ended September 30, 2021 and 2020, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Customer 1	59%	-	19%	-
Customer 2	-	-	23%	-
Customer 3	-	24%	-	15%
Customer 4	-	15%	-	-
Customer 5	-	14%	-	-
Customer 6	-	-	-	13%
Totals	59%	53%	42%	28%

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Concentrations of Accounts Receivable

As of September 30, 2021 and December 31, 2020, the following customers represented more than 10% of the Company’s accounts receivable:

	September 30,	December 31,
	2021	2020
Customer 1	68%	44%
Customer 2	26%	50%
Totals	94%	94%

Customer 2 is U.S. Stem Cell Clinic, LLC, a related party, an investment in which the Company held a 49.9% member interest through February 10, 2021 (See Note 5).

NOTE 14 — SUBSEQUENT EVENTS

On October 1, 2021, the Company issued an aggregate of 1,496,210 shares of common stock for services rendered.

On October 1, 2021, the Company issued an aggregate of 743,341 shares of common stock for interest.

On October 1, 2021, the Company issued an aggregate of 5,000,000 shares of common stock for investment pursuant to the Offering Circular on Form 1-A.

In October, 2021, the Company issued an aggregate of 17,500,000 shares of common stock for investment pursuant to the Offering Circular on Form 1-A that was filed on September 10, 2021 (File Number: 024-11617).

In November, 2021, the Company issued an aggregate of 5,000,000 shares of common stock for investment pursuant to the Offering Circular on Form 1-A that was filed on September 10, 2021 (File Number: 024-11617).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Risk factors include, but are not limited to, the economic effects of the pandemic, the promptness of distribution of vaccines, domestically and internationally to limit the impact of COVID-19, the impact of rules and regulations for vaccinated and unvaccinated person, and the short and long term economic impact of COVID-19 on the marketplace. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated September 30, 2021, in connection with the audit of our annual financial statements as of December 31, 2020, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2021 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated July 15, 2021, in connection with the audit of our annual financial statements as of December 31, 2020, that included an explanatory paragraph (Note 2) describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2021 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2021 and as of the date of this filing:

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

Results of Operations Overview

We are a research and development company and our product candidates have not received regulatory approval or generated any material revenues and is not expected generate revenues until commercialization, if ever. We have generated substantial net losses and negative cash flow from operations since inception and anticipate incurring significant net losses and negative cash flows from operations for the foreseeable future as we continue clinical trials, undertake new clinical trials, apply for regulatory approvals, make capital expenditures, add information systems and personnel, make payments pursuant to our license agreements upon our achievement of certain milestones, continue development of additional product candidates using our technology, establish sales and marketing capabilities and incur the additional cost of operating as a public company. In addition, and as a result of the Court Order (see Note 11- Government Claim), we divested certain equipment and other assets and assigning our prior lease; accordingly, we have and will continue to experience a decrease in revenues as we both maintains the remainder of our business and transitions into similar or unrelated business opportunities as determined by management.

Three Months Ended September 30, 2021 as compared to the Three Months Ended September 30, 2020.

Revenues

We recognized revenues of $57,334 for the three months ended September 30, 2021. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $64,647 for the three months ended September 30, 2020 from the sale of MyoCath catheters, physician training, patient studies and veterinary sales. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired but for 2021 has moderately increased.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $14,200 and $18,576 in in the three-month periods ended September 30 2021 and 2020, respectively. Associated gross margins were $43,134 (75.2%) and $46,071 (71.3%) for the three months periods ended September 30 2021 and 2020, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended September 30, 2021, the same as the research and development expenses of $0 in the three-month period ended September 30, 2020. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $547,977 for the three-month period ended September 30, 2021 compared to $1,039,352 for the three-month period ended September 30, 2020, a decrease of $491,375. The decrease in cost due to decrease in activity.

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

(Gain) Loss on settlement of debt

During the three months ended September 30, 2021, we incurred a net loss of $5,113 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $204 for the same period last year.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC were accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended September 30, 2021, our pro rata share of its income (loss) was $0 as we divested the assets in the first quarter of 2021. For the three month ended September 20, 2020 the pro rata share of income (loss) was $0. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the three months ended September 30, 2021 were $162,485 compared to $152,572 for the three months ended September 30, 2020. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020.

Revenues

We recognized revenues of $177,156 for the nine months ended September 30, 2021. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $161,793 for the nine months ended September 30, 2020 from the sale of MyoCath catheters, physician training, sale of product and services, and veterinary division. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired but for 2021 has moderately increased.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $43,398 and $53,550 in in the nine-month periods ended September 30, 2021 and 2020, respectively. Associated gross margins were $133,758 (75.5%) and $108,243 (66.9%) for the nine months periods ended September 30, 2021 and 2020 respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the nine-month period ended September 30, 2021, same as the nine-month period ended September 30, 2020. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $1,906,962 for the nine-month period ended September 30, 2021 compared to $2,068,045 for the nine-month period ended September 30, 2020, a decrease of $ 161,083. The decrease in cost due to increase in activity.

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

(Gain) Loss on settlement of debt

During the nine months ended September 30, 2021, we incurred a net loss of $(388,983) primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate gain of $277 for the same period last year.

Income from equity investment

Our investment of a 49.9% (33.3% in 2018) member interest ownership of U.S. Stem Cell Clinic, LLC and Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the nine months ended September 30, 2021, our pro rata share of its income (loss) was $0 as we divested the assets in the first quarter of 2021. For the nine month ended September 20, 2020 the pro rata share of income (loss) was $0. During the last quarter of 2019 (and in early 2021 in the case of SCC), we divested ourselves of our Member Interests in U.S. Stem Cell Clinic, LLC  and Regenerative Wellness Clinic, LLC , while and US Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the nine months ended September 30, 2021 were $484,204 compared to $339,019 for the nine months ended September 30, 2020. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

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

Concentrations of Credit Risk

As of September 30, 2021, two customers represented 68% and 26%, representing an aggregate of 94% of the Company’s accounts receivable. As of December 31, 2020, two customers represented 50% and 44% respectively, representing an aggregate of 94% of the Company’s accounts receivable.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the nine months ended September 30, 2021, we incurred negative cash flow from operations of $841,238 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Investing Activities

Net cash provided by investing activities was $0 for the nine-months ended September 30, 2021 represented proceeds from our equity investment as compared to cash provided by investing activities of $0 from our equity investments for the same period last year.

Financing Activities

Net cash provided in financing activities was an aggregate of $853,005 in the nine-month period ended September 30, 2021 as compared to cash provided of $439,079 in the nine-month period ended in September 30, 2020.

On September 10, 2021, our filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11617) was qualified by the Securities and Exchange Commission. We registered 250,000,000 shares of common stock for maximum proceeds of $2,500,000 (before deducting the maximum broker discount and costs of the offering). During the three months ended September 30, 2021, we issued 5,000,000 shares of common stock to investors for cash proceeds of $50,000 net of fees and commission, pursuant to the May 2021 Offering Circular. Subsequent to September 30, 2021, in October, 2021, the Company issued 17,500,000 shares of common stock to investors for cash proceeds of $1,750,000, net of fees and commission, pursuant to the Offering Circular. In November, 2021, the Company issued 5,000,000 shares of common stock to investors for cash proceeds of $50,000, net fees and commission, pursuant to the Offering Circular.

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

At September 30, 2021, we had cash and cash equivalents totaling $30,337. However, our working capital deficit as of such date was $ 11,552,877.

Along with diversifying the portfolio of products distributed by our company, including equipment and biologics, it is the intention of our Company to both continue to adhere to the Court Order (see Note 11- Government Claim) as well as re -establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and we believe that there are still  business and patient goodness opportunities while still abiding by all legal requirements  As a result, management shall be continuing with the development of  US Stem Cell Training, Inc. , an operating division of our company, that  is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of our company, that  is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses. In addition, our company is transitioning the current clinics to a more diversified regenerative medicine platform, while complying with recent court rulings. While not providing legal advice, our company may also engage in managing third-party clinics to ensure they too abide by recent regulatory requirements

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement was $27,350 as of September 30, 2021.

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

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. . The remaining amount due under this settlement was $428,281 as of September 30, 2021.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2021 other than that described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2021

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1(20)	Asset Sale and Lease Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.2(20)	Asset Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
2.3(20)	Customer Purchase Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.
3.1 (1)	Articles of Incorporation
3.2(5)	Amended and Restated Articles of Incorporation
3.3(8)	Articles of Amendment to the Articles of Incorporation
3.4(17)	Articles of Amendment to the Articles of Incorporation
3.5 (7)	Amended and Restated Bylaws
3.6(19)	Amendment to Bylaws
4.1(4)	Loan and Security Agreement, dated as of May 31, 2007 by and between BlueCrest Capital Finance, L.P. and the Registrant
4.2(9)	Amendment to Loan and Security Agreement, between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.3(9)	Grant of Security Interest (Patents), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009

4.4(9)	Security Agreement (Intellectual Property), between the Company and BlueCrest Venture Finance Master Fund Limited, dated as of April 2, 2009
4.5(9)	Subordination Agreement, by Hunton & Williams, LLP in favor of BlueCrest Venture Finance Master Fund Limited, entered into and effective April 2, 2009
4.6(9)	Amended and Restated Promissory Note, dated April 2, 2009, by the Company to BlueCrest Venture Finance Master Fund Limited
4.7(9)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to BlueCrest Venture Finance Master Fund Limited
4.8(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Rogers Telecommunications Limited
4.9(10)	Warrant to purchase shares of the Registrant’s common stock, dated April 2, 2009, issued to Hunton & Williams, LLP
4.10 (15)	Series A Convertible Preferred Stock
10.1(1)	Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 14, 2006.
10.2(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant, Howard J. Leonhardt and Brenda Leonhardt
10.3(3)	Loan Guarantee, Payment and Security Agreement, dated as of June 1, 2007, by and between the Registrant and William P. Murphy Jr., M.D.
10.4(3)	Loan Agreement, dated as of June 1, 2007, by and between the Registrant and Bank of America, N.A.
10.5(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Samuel S. Ahn, M.D.
10.6(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 12, 2007, by and between the Registrant and Dan Marino
10.7(5)	Loan Guarantee, Payment and Security Agreement, dated as of September 19, 2007, by and between the Registrant and Jason Taylor
10.8(6)	Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.9(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and Howard and Brenda Leonhardt
10.10(6)	Second Amendment to Loan Guarantee, Payment and Security Agreement, dated as of October 10, 2007, by and between the Registrant and William P. Murphy, Jr., M.D.
10.11(11)	Loan Agreement with Seaside National Bank and Trust, dated October 25, 2010.
10.12(11)	Promissory Note with Seaside National Bank and Trust, dated October 25, 2010.
10.13(11)	Amended and Restated Loan and Security Agreement with BlueCrest Venture Finance Master Fund Limited, dated October 25, 2010
10.14(12)	Unsecured Convertible Promissory Note for $25,000, with Magna Group, LLC, dated January 3, 2011.
10.15(12)	Promissory Note for $139,728.82 with Magna Group, LLC, dated January 3, 2011.
10.16(13)	Unsecured Convertible Promissory Note for $34,750, with Magna Group, LLC, dated May 16, 2011.
10.17(13)	Promissory Note for $139,728.82 with Magna Group, LLC, dated May 16, 2011.
10.18**(14)	2013 U.S. Stem Cell, Inc. Omnibus Equity Compensation Plan
10.19(16)	Senior Convertible Note with Magna Equities II, LLC, dated October 1, 2015
10.20(16)	Securities Purchase Agreement, dated as of October 1, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.21(16)	Registration Rights Agreement, dated as of October 1, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.22(18)	Senior Convertible Note Magna Equities II, LLC, dated December 3, 2015
10.23(18)	Amended and Restated Senior Convertible Note, dated December 3, 2015.
10.24(18)	Securities Purchase Agreement, dated as of December 3, 2015, by and between Magna Equities II, LLC and U.S. Stem Cell, Inc.
10.25(18)	Registration Rights Agreement, dated as of December 3, 2015, by and between Magna Holdings I, LLC and U.S. Stem Cell, Inc.
10.26(20)	Non-Competition and Non-Solicitation Agreement between U.S. Stem Cell, Inc. and GACP Stem Cell Bank LLC., dated March 3, 2017.

10.27(21)	First Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
10.28(22)	Second Amendment to Lease Agreement between the Registrant and Sawgrass Business Plaza, LLC, as amended, dated November 17, 2017.
10.29(23)	Termination and Release Agreement by and between GACP, the Company, and Michael Tomas and Kristin Comella dated September 24, 2019.
10.30(23)	Letter Agreement on Stem Cell Processing and Storage by and between the Company and American Cell Technology, LLC, dated September 24, 2019
10.31(24)	Assignment and Assumption of Lease by and between the Company, American Cell Technology, LLC, and Sawgrass Business Plaza, LLC, dated October 24, 2019.
14.1(2)	Code of Business Conduct and Ethics
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

U.S. Stem Cell, Inc.

Date: November 9, 2021	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer