Form 10-K
period 2021-12-31
U.S. Stem Cell, Inc.
filed 2022-03-31
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $2,376,858 (based on the closing sale price of the common stock reported on the OTC Markets, Inc. on June 30, 2021). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of March 31, 2022 was 571,626,258.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2021

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

In early 2021, following the adjustments to our business plan, we divested ourselves of our Member Interests in US Stem Cell Clinic, LLC, (“SCC”) and retained our 49% Member Interests in US Stem Cell Clinic of the Villages, LLC, which is currently dormant.

U.S. Stem Cell’s comprehensive map of products and services:

Index

U.S. Stem Cell, Inc. was incorporated in the State of Florida in August 1999 as Bioheart, Inc. In 2015, we changed our name to U.S. Stem Cell, Inc. Our principal executive offices are located at 1560 Sawgrass Corporate Parkway, 4th FL Sunrise FL 33323 and our telephone number is (954) 835-1500. Information about us is available on our corporate websites at www. us-stemcell.com. We include our website addresses in the Annual Report on Form 10-K only as an interactive textual reference and do not intend it to be an active link to our website. The information on our website is expressly not incorporated by reference in the Annual Report on Form 10-K.

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

In our pipeline, subject to development based on future financing, and regulatory approval we have multiple product candidates for the treatment of heart damage, including MyoCell™ and Myocell SDF-1. MyoCell and MyoCell SDF-1 are autologous muscle-derived cellular therapies designed to populate regions of scar tissue within a patient’s heart with new living cells for the purpose of improving cardiac function in chronic heart failure patients.

MyoCell SDF-1 is intended to be an improvement to MyoCell™. MyoCell SDF-1 is similar to MyoCell but the myoblast cells to be injected for use in MyoCell SDF-1 are modified prior to injection by an adenovirus vector or non-viral vector so that they will release extra quantities of the SDF-1 protein, which expresses angiogenic factors.

At present, our development pipeline is on hold and no assurances can be provided as to when they will restart.

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

Index

Advancement of the MyoCell™ and MyoCell™ SDF-1 clinical development programs is contingent, among many factors, upon the Company obtaining access to sufficient funding to execute the necessary clinical trials to achieve proof of efficacy and regulatory authorization to market such products. No assurances can be provided that such development programs will be realized. At present, these development programs are on hold and no assurances can be provided as to when they will restart.

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

A fundamental shift in venture capital investment strategies where, management believes, financial sponsorship is now directed toward commercial or near commercial enterprises has required U.S. Stem Cell to adapt its mission combining immediate revenue generating opportunities with longer-term development programs. Accordingly, U.S. Stem Cell developed a multifaceted portfolio of revenue generating products and services in its US Stem Cell Training and Vetbiologics, operating divisions that will, if successful, financially support its clinical development programs. Our goal is to maximize shareholder value through the generation of short-term profits that increase cash in-flows and decrease the need venture financings – a modern biotechnology company development strategy. On May 9, 2018, the U.S. Department of Justice filed an injunctive action, specifically United States of America v. U.S. Stem Clinic, LLC, U.S. Stem Cell, Inc., Kristin C. Comella, and Theodore Gradel. The Complaint was filed at the request of the U.S. Food and Drug Administration (FDA) and alleges that the respective defendants manufacture “stromal vascular fraction” (SVF) products from patient adipose (fat) tissue, which the companies then market as stem cell-based treatments without first obtaining what the government alleges are necessary FDA approvals. The Company retained counsel to defend in this action. On June 25, 2019, the federal court for the Southern District of Florida ruled in favor of the government, enjoining the Company and the other defendants from certain product sales and processes. The Company filed an appeal on August 23, 2019 and attended oral argument on January 13th, 2021. On June 2nd, 2021, the Eleventh Circuit Court ruled to affirm lower courts’ judgement. The Company did not challenge the district court’s judgment upon any other ground. The Company is not able to predict the duration, scope, results, or consequences of the U.S. Department of Justice actions and final rulings and management is assessing its options on a going forward basis.

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

Royalty Agreement/Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement. The royalty payment is recorded as deferred revenue and amortized over the term of the agreement. The carrying balance as of December 31, 2021 and 2020 was $59,500 and $62,500 respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate. No assurances can be provided as to the ability to secure regulatory approvals to operate or the capacity for any significant revenues arising from such operation once commenced.

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

Index

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

Recent Developments

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization determined that the outbreak constituted a “Public Health Emergency of International Concern” and declared a pandemic. The COVID-19 pandemic is disrupting businesses and affecting production, supply, and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak of the virus and the variants and the impact on our customers and employees, all of which are uncertain and cannot be predicted. See “Risk Factors” for information regarding certain risks associated with the pandemic.

Index

The effects of the COVID-19 pandemic are rapidly evolving, and the ongoing impact and duration of the virus are unknown. Currently, the COVID-19 pandemic has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the corresponding variants, and its impact on our customers, supply chain problems, ability to raise capital as well impact of as industry events, all of which are uncertain and cannot be predicted.

For further information pertaining to the risk of Covid-19 upon our business, see risk factors.

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2021 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2021, we had cash and cash equivalents of $39,393 and an accumulated capital deficit of $139,801,924. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

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

Our independent registered public accounting firm issued its report dated March 31, 2022 in connection with the audit of our financial statements as of December 31, 2021, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, the notes to our financial statements for the year ended December 31, 2021 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell™ product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2021, we have accumulated a deficit of approximately $139.8 million. Our MyoCell™ product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

The global impact of COVID-19 and actions taken to reduce its spread continues to rapidly evolve and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. The length of time it may take for global vaccine distribution and more normal economic and operating conditions to resume remains uncertain and the economic recovery period could continue for a prolonged period even after the health risks of the pandemic subside.  Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section of this Annual Report. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, consolidated results of operations, financial condition and liquidity, and our results presented herein are not necessarily indicative of the results to be expected for future years.

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

Item 2. Properties

Our headquarters are located in Sunrise, Florida which we currently lease on a month-to-month basis at a monthly lease rate of $99.00 per month.

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement is $26,600 and $28,850 as of December 31, 2021 and 2020, respectively, and is included in accounts payable.

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

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit and moved to dismiss almost all of the claims. The motions to dismiss was recently denied. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2021 or subsequent to December 31, 2020 other than that described above.

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

	Fiscal Year 2020
	High	Low
First Quarter	$0.0300	$0.0175
Second Quarter	$0.0255	$0.0089
Third Quarter	$0.0100	$0.0041
Fourth Quarter	$0.0064	$0.0036

	Fiscal Year 2021
	High	Low
First Quarter	$0.0872	$0.0135
Second Quarter	$0.0639	$0.0120
Third Quarter	$0.0165	$0.0051
Fourth Quarter	$0.0135	$0.0055

Holders

As of December 31, 2021, there were approximately 459 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	112,969,663	0.033	75,069,100
Equity compensation plans not approved by security holders (2)	1,114,019	14.735	0

Index

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

●	8,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016.

●	4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017.

●	4,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015.

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

Recent Sales of Unregistered Securities

In fiscal 2021, we issued an aggregate of 6,642,197 shares of our common stock, having a fair value of $231,742, in settlement of outstanding accounts payable, we issued 930,916 shares of our common stock, having a fair value of $19,800, in lieu of payment in cash of accrued and unpaid interest of $18,340 and we issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $128,000, for services. We have issued 27,500,000 common shares under the Form 1-A for cash proceeds of $275,000. The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506(b) promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2021 or 2020.

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

Our Ability To Continue as a Going Concern

Our management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Annual Report on Form 10-K (the “Form 10-K”). This determination was based on the following factors, as of December 31, 2021, the Company had cash on hand of $39,393 and a working capital deficit (current liabilities in excess of current assets) of $11,987,776. During the year ended December 31, 2021, the net loss was $3,287,416 and net cash used in operating activities was $1,057,939. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that ourfinancing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Along with diversifying the portfolio of products distributed by the Company, including equipment and biologics, it is the intention of our management to both continue to adhere to the Court Order (see Note 12 of the Financial Statements) as well as re-establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and management believes that there are still business and patient goodness opportunities while still abiding by all legal requirements As a result, management shall be continuing with the development of US Stem Cell Training, Inc., an operating division of the Company, that is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of the Company, that is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses.

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

The MyoCath is used to inject cells into cardiac tissue in therapeutic procedures to treat chronic heart ischemia and congestive heart failure. Investigators in our MARVEL Trial may use either our MyoCath catheters or Biosense Webster’s (a Johnson & Johnson company) NOGA® Cardiac Navigation System along with the MyoStar™ injection catheter for the delivery of MyoCell™ to patients enrolled in the trial. This trial has not been enrolling in 2021.

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

U.S. Stem Cell Clinic, LLC

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella.

Index

Results of Operations Overview

Comparison of Years Ended December 31, 2021 and December 31, 2020

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

We recognized revenues of $200,749 in 2021 compared to revenues of $277,087 in 2020. Our revenue in 2021 was generated from the sale of test kits and equipment and training services. Our revenues for 2020 were generated from the sale, test kits and equipment, and training services. Decrease in revenue due to court case result.

As a consequence of the Court Order (see Note 12) the Company divested itself of certain equipment and other assets (the “Equipment Assets”) used in connection with the Company’s human tissue banking business, but consistent however with the requirements of the Court Order, and adjusted the business plan and operations to accommodate this divesture.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath and test kits, product costs, labor for production and training and lab and banking costs consistent with products and services provided.

Cost of sales was $52,030 in the year ended December 31, 2021 compared to $64,117 in the year ended December 31, 2020. The decrease is due to the decrease in revenues.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our product candidates. These expenses consist primarily of costs related to our clinical trials, the acquisition of intellectual property licenses and preclinical studies. We expense research and development costs as incurred.

Research and development expenses were $0 in 2021 remaining the same as $0 in 2020.

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

Selling, general and administrative expenses were $2,284,577 in 2021, a decrease of $328,634 in selling, general and administrative expenses of $2,613,211 in 2020. The decrease is due to reduced operations due to the Court order.

Gain (loss) on settlement of debt

During the year ended December 31, 2021, we recognized a net loss of $151,410 primarily related to interest. In 2020, we recognized a gain of $182 primarily related to the settlement of accounts payable and accrued interest.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months. In connection with the sale/leaseback, we realized a gain on sale of equipment of $0. During the year ended December 31, 2021, we recognized $0 in current period operations as compared to $21,474 for the previous year.

Index

Income from equity investment

Our investment of a 49.9% member interest ownership of Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting. As such, we report our pro rata share of income (loss) from equity investments for the period. For the year ended December 31, 2021 and 2020 our pro rata share of income (loss) was $0 and $(23,539), respectively. We divested ourselves of our member interests in Regenerative Wellness Clinic, LLC in March 2021.

Interest Expense

Interest expense during the year ended December 31, 2021 was $1,000,148 compared to $488,369 for the year ended December 31, 2020. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. There was nominal change in interest year over year.

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

Index

A summary of options at December 31, 2021 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2020	111,119,914	$0.0247	7.2
Granted	—
Exercised	—
Forfeited/Expired	(476,030)	$0.0298
Options outstanding at December 31, 2021	110,643,884	$0.0247	6.3
Options exercisable at December 31, 2021	93,491,384	$0.0256	6.1
Available for grant at December 31, 2021	34,168,070

The following information applies to stock options outstanding and exercisable at December 31, 2021:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Weighted Average Exercise price	Exercisable Number of Options	Weighted Average Exercise price
$0.004 to $0.010	41,800,000	7.0	$0.0051	30,150,000	$0.0050
$0.011 to $0.020	16,250,000	4.7	0.0196	16,250,000	0.0196
$0.021 to $0.030	9,510,000	6.9	0.0252	9,007,500	0.0252
$0.0363	22,635,000	5.6	0.0363	22,635,000	0.0363
$0.0536	20,000,000	6.4	0.0536	15,000,000	0.0536
$0.1540	448,884	3.8	0.1540	448,884	0.1540
Total	110,643,884	6.3	$0.0247	93,491,384	$0.0256

The aggregate intrinsic value of outstanding stock options was $36,686, based on options with an exercise price less than the Company’s stock price of $0.0060 as of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2021 and 2020 was $428,556 and $685,939, respectively. As of December 31, 2021, the Company had $157,289 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.55 years.

Index

Warrants

A summary of warrant activity for the year ended December 31, 2021 is presented below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years
Outstanding at December 31, 2020	1,110,468	$12.84	7.1
Issued	-
Exercised	-
Expired	(7,341)	$77.88
Outstanding at December 31, 2021	1,103,127	$12.41	6.2
Exercisable at December 31, 2021	1,101,582	$1.64	6.2

The following information applies to warrants outstanding and exercisable at December 31, 2021:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Exercisable Number of Warrants	Weighted Average Exercise Price
$0.03 –20.00	1,081,036	6.3	$1.17	1,081,036	$1.17
$20.01 –30.00	19,543	2.2	$25.06	19,543	$25.06
$49.86	1,003	2.2	$49.86	1,003	$49.86
$7,690.00	$1,545	5.0	$7,690.00	-	$-
	1,103,127	6.2	$12.41	$1,101,582	$1.64

Interest Expense

Interest expense during the year ended December 31, 2021 was $1,000,148 compared to $488,369 for the year ended December 31, 2020. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. There was nominal change in interest year over year.

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

Index

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

Index

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

Selling, General and Administrative

Selling, general and administrative expenses were $2,284,577 in 2021, a decrease of $328,634 in selling, general and administrative expenses of $2,613,211 in 2020. The decrease is due to reduced operations due to the Court order.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2021, we continued to finance our operational cash needs with cash generated from financing activities.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of December 31, 2021 and 2020, the remaining carrying value of the note was $150,000. At December 31, 2021 and 2020, accrued interest on the note was $8,615 and $2,990, respectively, and is included in accrued expenses on the accompanying balance sheet.

Index

Operating Activities

Net cash used in operating activities was $1,057,939 in 2021 as compared to $478,886 of net cash used in operations in 2020. Our net cash used in operations in 2021 resulted primarily from a net loss of $3,287,416, partially offset by non-cash items including interest and amortization of debt discount of $977,386, stock-based compensation of $556,556, related party notes payable issued for services rendered of $422,722, loss on settlement of accounts payable and accrued interest of $151,410 and bad debts of $93,241, as well as an increase in accounts payable of $73,195.

Investing Activities

Net cash provided by investing activities was $0 for the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was $1,078,762 in the year ended December 31, 2021 as compared to net cash provided of $497,456 in the year ended December 31, 2020. Our net cash provided by financing activities in 2021 resulted from proceeds of received from the issuance of convertible notes payable of $766,000, proceeds from the sale of common shares of $275,000 and proceeds received from related party advances of $90,000, partially offset by repayments of notes payable of 52,238.

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

At December 31, 2021, we had cash and cash equivalents totaling $39,393; our working capital deficit as of such date was $11,987,776. Our independent registered public accounting firm has issued its report dated March 31, 2022 in connection with the audit of our financial statements as of December 31, 2021 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we had $8,016,314 in outstanding debt, net of debt discount of $273,216.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) who also acts as our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our CEO/ CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our current executive officers and directors

Mike Tomas	57	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	98	Director, Chairman Emeritus
Mark P. Borman	67	Director, Chairman of the Board
Sheldon T. Anderson	71	Director
Greg Knutson	70	Director

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

Index

Mark P. Borman. Mr. Borman has served as a member of the Company’s Board of Directors since May 2009. He is a seasoned financial officer with more than 30 years of broad-based financial and investor relations experience. Mr. Borman brings small-company entrepreneurial passion and larger-company disciplines. In addition to the valuable experience he gained working with entrepreneurs and their startups from 2009 to present, Mr. Borman has experience with global, NASDAQ- and NYSE-listed companies in various executive and financial roles. He serves and has served as a board member with public and private companies, and on advisory and non-profit boards. During his career, Mr. Borman has held positions with ADC Telecommunications, General Instrument Corporation, First Chicago Corporation, FMC Corporation, Price Waterhouse, and KPMG. Mr. Borman received his B.A. in Accounting from Michigan State University and his M.B.A. in Finance from the University of Chicago Booth School of Business. He is an Audit Committee Financial Expert under SEC rules and was a Certified Public Accountant and Chartered Financial Analyst.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2021 and 2020, the aggregate compensation awarded to/earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2021, or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2021	$327,279	$0		$—	$0				$327,279
CFO and Director	2020	$130,385	$500,000	(1)	$—	$0				$630,385

(1)	On July 1, 2020, Mr. Tomas received a $500,000 promissory note for a bonus awarded. The promissory note bears 5% interest per annum, is unsecured and is due on demand.

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

Employment Agreements

Employment Agreements

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2019 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. There were no increases in salary or cash bonuses in 2021.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2021

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	500	-	0.15402	1/16/2022
	2,000	-	0.15402	8/6/2022
	10,000	-	0.15402	8/1/2023
	400	-	0.15402	9/1/2023
	10,800	-	0.15402	2/24/2024
	4,299	-	0.15402	5/12/2024
	10,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	-	0.15402	11/2/2025
	11,500,000	-	0.01960	9/19/2026
	10,000,000	-	0.00430	2/6/2027
	16,500,000	-	0.03626	8/7/2027
	20,000,000	5,000,000	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028
	20,000,000	10,000,000	0.00557	9/1//2029
	1,500,000	-	0.00495	11/18/2029

Index

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2021 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, CEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2021 are as follows:

	Estimated future payouts under non-equity incentive plan awards				Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mike Tomas, CEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2021 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, CEO	0	0	0	0	0

Index

Golden Parachute Compensation

As at December 31, 2021, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, CEO	0	0	0	0	0	0	0

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2021 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)	Total ($)
William P Murphy, Jr.	$-	$-	$-
Sheldon T. Andersen	$-	$-	$-
Mark Borman	$-	$-	$-
Gregory Knutson	$-	$-	$-
Total:	$-	$-	$-

Pension Benefits

As of December 31, 2021, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas,CEO	not applicable	0	0	0

Index

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 for all compensation plans under the Company’s Stock Option Plan:

Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions Required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($)	Option Expiration Date
Mike Tomas, CEO	500	1/16/2012	—	0.15402	—	1/16/2022
	2,000	8/6/2012	—	0.15402	—	8/6/2022
	10,000	8/01/2013	—	0.15402	—	8/1/2023
	400	9/1/2013	—	0.15402	—	9/1/2023
	10,000	2/24/2014	—	0.15402	—	2/24/2024
	800	2/24/2014	—	0.15402	—	2/24/2024
	3,225	5/12/2014	—	0.15402	—	5/12/2014
	10,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	291,885	11/2/2015	—	0.15402	—	11/2/2025
	5,000	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	2,500,000	9/19/2016	—	0.01960	—	9/19/2026
	1,500,000	8/7/2017	—	0.03626	—	8/7/2027
	20,000,000	5/7/2018	—	0.05360	—	5/7/2028
	1,500,000	12/3/2018	—	0.02511	—	12/3/2028
	20,000,000	9/1/2019	—	0.00557	—	09/01/2029
	1,500,000	11/18/2019	—	0.00495	—	11/18/2029

Index

Director Compensation

As of December 31, 2021, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of March 25th, 2022 based on an aggregate of 566,550,051 common shares issued, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2021. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 1560 Sawgrass Corporate Parkway, 4th FL Sunrise FL 33323. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	38,596,563	(1)	6.3

William P. Murphy, Chairman Emeritus**	6,066,121	(2)	1.0

Mark P. Borman, Chairman of the Board of Directors	6,529,562	(3)	1.1

Sheldon T. Anderson, Director	6,005,282	(4)	1.0

Greg Knutson**	41,125,000	(5)	6.7

All officers and directors as a group (6 persons)	92,322,528	(6)	14.8

Northstar Biotechnology Group, LLC	38,005,331	(7)	6.2

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr. and controlled by Gregory Knutson, a member of the Board of Directors appointed on March 5, 2017.

(1)

Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 28,588,284 shares of common stock issuable upon exercise of presently exercisable stock options .

(2)

Includes (i) 63,481 shares of common stock and (ii) 6,002,640 shares of common stock issuable upon exercise of presently exercisable stock options. Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(3)	Includes (i) 526,942 shares of common stock and (ii) 6,002,620 shares of common stock issuable upon exercise of presently exercisable stock options
(4)	Includes (i) 1,941 shares of common stock and (ii) 6,003,341 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(5)	Includes (i) 26,675,000shares of common stock and (ii) 44,750,000 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes an aggregate of (i) 27,275,643shares of common stock and (ii) 65,609,975 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(7)	Includes 38,005,331shares of common stock and (ii) 20,000 shares of common stock issuable upon exercise of warrants.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2021 and 2020, our officers and directors have provided net advances in the aggregate of $90,000 and $349,688, for working capital purposes, respectively. The advances are unsecured, due on demand and non-interest bearing.

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

On March 1, 2017, Northstar and the Company entered into a settlement agreement (“Settlement Agreement”) related to then pending litigation (See Note 10). Pursuant to the terms and conditions of the Settlement Agreement, Northstar converted its outstanding Series A Convertible preferred stock, into twenty million (20,000,000) shares of common stock according to the original conversion terms. In addition, and separate and apart from the conversion, Northstar received Eleven Million (11,000,000) shares of the Company’s common stock. Northstar will receive ten percent (10%) of all Company international sales (based on a gross sales basis). There was no effect of the 10% obligation as there were no international sales in 2017 or, to date, in 2018 Furthermore, a Northstar designee, Greg Knutson, was appointed as a member of the Board of Directors of the Company and two Company directors, Michael Tomas and Kristin Comella, each exercised their prior Northstar options to each receive a Five percent (5%) Member Interest in Northstar. The parties agreed to a mutual release and Northstar agreed to terminate any UCC lien on the Company assets previously filed for the benefit of Northstar. On March 9, 2017 and April 1, 2017, the Company issued 30,000,000 and 1,000,000 shares of its common stock, respectively, as described above. In connection with the settlement, the Company recorded a loss on litigation settlement of $316,800.

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

As of December 31, 2021 and 2020, the remaining carrying value of the note was $262,000. At December 31, 2021 and 2020, accrued interest on the note was $8,751 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

Officer and Director Notes

	2021	2020
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,653	143,654
Note payable, Mr. Tomas	90,990
Note payable, Mr. Tomas	43,270
Note payable, Mr. Tomas	187,500
Note payable, Mr. Tomas	100,931
Total	$3,144,201	$2,459,479

* Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Notes payable, Mr. Tomas

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2021 and 2020, the Company paid principal of $0 and $0, respectively, of this note. As of December 31, 2021 and 2020, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2021 and 2020, the remaining carrying value of the note was $500,000.

Index

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2021 and 2020, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $143,654.

On March 31, 2021 the Company issued a $90,991 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $90,991.

On June 30 2021 the Company issued a $43,270 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $43,270.

On September 30 2021 the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $187,500.

At December 31, 2021 and 2020, accrued interest on the notes was $612,323 and $482,468, respectively, and is included in accrued expenses on the accompanying balance sheet.

Item 14. Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 by our independent registered public accounting firms are as follows:

Types of Fees	2021	2020
Audit Fees (1)	$80,000	$130,000
Audit Related Fees	$—	$—
Tax Fees		$0
All Other Fees	—	—

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

Index

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

March 31, 2022

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

March 31, 2022

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

SIGNATURE	TITLE	DATE

/s/ Mark P. Borman	Director, Chairman of the Board	March 31, 2022
Mark P. Borman

/s/ William P. Murphy Jr., MD	Director, Chairman Emeritus	March 31, 2022
William P. Murphy Jr., MD

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	March 31, 2022
Mike Tomas

/s/ Sheldon Anderson	Director	March 31, 2022
Sheldon Anderson

/s/ Greg Knutson	Director	March 31, 2022
Greg Knutson

Index

FORM 10-K—ITEM 8

U.S. STEM CELL, INC.

TO FINANCIAL STATEMENTS

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of U.S Stem Cell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of U.S Stem Cell, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flow for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PCAOB ID 587

New York, NY

March 31, 2022

Index

U.S. STEM CELL, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$39,393	$18,570
Accounts receivable, net of allowance of $75,000 and $13,203, respectively	1,213	54,164
Inventories	393	5,418
Prepaid expenses and other current assets	10,000	10,000
Total current assets	50,999	88,152

Total assets	$50,999	$88,152

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,373,413	$1,282,010
Accrued expenses	1,951,390	1,511,281
Advances - related parties	951,432	861,432
Deferred revenue, current portion	3,000	3,000
Deposits	465,286	465,286
Notes payable - related parties	3,144,200	2,721,478
Notes payable, current portion, net of debt discount of $10,052 and $9,610, respectively	2,557,881	2,562,149
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $241,589 and $1,874, respectively	194,411	43,126
Total current liabilities	12,038,775	10,847,524

Long-term liabilities:
Deferred revenue	56,500	59,500
Notes payable, net of debt discount of $21,575 and $31,627, respectively	722,060	760,420
Total long-term liabilities	778,560	819,920

Total liabilities	12,817,335	11,667,444

Commitments and contingencies (See Note 12)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 503,525,051 and 435,560,794 shares issued and outstanding, respectively	503,525	435,561
Additional paid-in capital	126,532,063	124,499,655
Accumulated deficit	(139,801,924)	(136,514,508)
Total stockholders' deficit	(12,766,336)	(11,579,292)

Total liabilities and stockholders' deficit	$50,999	$88,152

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenue:
Products	$180,894	$209,696
Services	19,855	67,391
Total revenue	200,749	277,087

Cost of sales	52,030	64,117

Gross profit	148,719	212,970

Operating expenses:
Selling, general and administrative	2,284,577	2,613,211
Total operating expenses	2,284,577	2,613,211

Loss from operations	(2,135,858)	(2,400,241)

Other income (expense):
Gain (loss) on settlement of accounts payable and accrued interest, net	(151,410)	182
Gain on sale of equipment	-	21,474
Income (loss) from equity investments	-	(23,539)
Interest expense	(1,000,148)	(488,369)
Total other income (expense)	(1,151,558)	(490,252)

Net loss before income taxes	(3,287,416)	(2,890,493)

Income taxes (benefit)	-	-

NET LOSS	$(3,287,416)	$(2,890,493)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	460,794,491	429,291,011

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	417,724,767	$417,725	$123,726,894	$(133,624,015)	$(9,479,396)
Common stock issued in settlement of accounts payable	-	-	10,354,560	10,355	41,559	-	51,914
Common stock issued in lieu of interest	-	-	3,481,467	3,481	18,263	-	21,744
Common stock issued for services	-	-	4,000,000	4,000	12,000	-	16,000
Beneficial conversion feature recognized on convertible note	-	-	-	-	15,000	-	15,000
Stock-based compensation	-	-	-	-	685,939	-	685,939
Net loss	-	-	-	-	-	(2,890,493)	(2,890,493)
Balance, December 31, 2020	-	-	435,560,794	435,561	124,499,655	(136,514,508)	(11,579,292)
Common stock issued in settlement of accounts payable	-	-	6,642,197	6,642	225,100	-	231,742
Common stock issued in lieu of interest	-	-	930,916	931	18,869	-	19,800
Common stock issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	641,688	-	641,688
Common stock issued for cash	-	-	27,500,000	27,500	247,500	-	275,000
Common shares issued upon conversion of convertible notes and accrued interest	-	-	28,891,144	28,891	346,695	-	375,586
Stock-based compensation	-	-	-	-	428,556	-	428,556
Net loss	-	-	-	-	-	(3,287,416)	(3,287,416)
Balance, December 31, 2021	-	$-	503,525,051	$503,525	$126,532,063	$(139,801,924)	$(12,766,336)

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,287,416)	$(2,890,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recoveries)	93,241	-
Interest and amortization of debt discount	977,386	447,380
Loss (gain) on settlement of accounts payable and accrued interest	151,410	(182)
Gain on sale of equipment	-	(21,474)
Related party notes payable issued for services rendered	422,722	1,119,615
Loss on equity investments	-	23,539
Stock-based compensation	556,556	701,939
Changes in operating assets and liabilities:
Accounts receivable	(40,290)	(5,956)
Inventories	5,025	2,678
Accounts payable	73,195	149,521
Accrued expenses	(6,768)	18,347
Deferred revenue	(3,000)	(23,800)
Net cash used in operating activities	(1,057,939)	(478,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) overdraft protection	-	(1,520)
Proceeds from sale of common shares	275,000	-
Proceeds from related party advances	90,000	349,688
Proceeds from notes payable	-	150,000
Repayments of notes payable	(52,238)	(45,712)
Proceeds from convertible note payable	766,000	45,000
Net cash provided by financing activities	1,078,762	497,456

Net increase in cash and cash equivalents	20,823	18,570
Cash and cash equivalents, beginning of period	18,570	-
Cash and cash equivalents, end of period	$39,393	$18,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$22,762	$40,989
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in settlement of accounts payable	$231,742	$51,914
Common shares issued in lieu of interest	$19,800	$21,744
Beneficial conversion feature recognized on convertible note	$641,688	$15,000
Common shares issued upon conversion of convertible notes and accrued interest	$375,586	$-

The accompanying notes are an integral part of these financial statements.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

As shown in the accompanying financial statements, as of December 31, 2021, the Company had cash on hand of $39,393 and a working capital deficit (current liabilities in excess of current assets) of $11,987,776. During the year ended December 31, 2021, the net loss was $3,287,416 and net cash used in operating activities was $1,057,939. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at December 31, 2021 and requires additional financing to fund future operations.

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

DECEMBER 31, 2021 AND 2020

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

The Company performs regular on-going credit evaluations of its customers as deemed relevant. As events, trends, and circumstance warrant, the Company’s management estimates the amounts that are more likely than not to be uncollectible. These amounts are recognized as bad debt expense and are reflected within selling, general, administrative and other expenses on the Company’s accompanying statements of operations.

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $75,000 and $13,203, respectively.

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

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10”) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 49.9% member interest ownership of U.S. Stem Cell Clinic, LLC and its 49% member interest ownership of U.S. Stem Cell Clinic of the Villages utilizing the equity method of accounting (See Note 5).

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

At December 31, 2021 and 2020, the Company had deferred revenues of $59,500 and $62,500, respectively, all of which relates to the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 for the year ended December 31, 2021 and 2020.

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

DECEMBER 31, 2021 AND 2020

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

The computation of basic and diluted income (loss) per share as of December 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2021	2020
Options	110,643,884	111,119,914
Warrants	1,103,127	1,110,468
Convertible notes	17,876,880	7,309,676
Total potentially dilutive shares	129,623,891	119,540,058

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company does not expect the new guidance will have a material impact on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020
Furniture, fixtures and equipment	$5,598	$5,598
Computer equipment	1,809	1,809
Property and equipment, cost	7,407	7,407
Less: accumulated depreciation and amortization	(7,407)	(7,407)
Property and equipment, net	$-	$-

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

In connection with the sale of the lab, medical and other equipment, the Company realized a gain on sale of equipment of $386,535. The gain is recognized ratably over the term of the lease to operations. During the year ended December 31, 2021 and 2020, the Company recognized $0 and $21,474, as the gain on sale of equipment, respectively. As of December 31, 2021 and 2020, deferred gain on sale of equipment was $0.

Depreciation expense was $0 for the year ended December 31, 2021 and 2020.

NOTE 5 — INVESTMENTS

During March 2021, we divested ourselves of our Member Interest in U.S. Stem Cell Clinic, LLC, while US Stem Cell Clinic of the Villages, LLC is currently dormant.

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 and ($23,539) for the year ended December 31, 2021 and 2020, respectively (inception to date income of $599,721) and is included in other income (expense) in the accompanying statements of operations. In addition, during the year ended December 31, 2021 and 2020, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870). In March 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC (See Note 6, 7 and 12). The carrying value of the investment at December 31, 2021 and 2020 is $0.

At December 31, 2021 and 2020, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $28,763. Revenues earned from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2021 and 2020 were $2,531 and $2,182, respectively.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

U.S. Stem Cell of the Villages LLC

On January 30, 2018, Greg Knutson, a director of the Company (“Knutson”) and the Company agreed to open and operate a regenerative medicine/cell therapy clinic providing cellular treatments for patients afflicted with neurological, autoimmune, orthopedic and degenerative diseases in Florida. To that end, U.S. Stem Cell Clinic of The Villages LLC (the “Villages”) was formed January 30, 2018. Knutson provided the Company with the sum of Three Hundred Thousand Dollars ($300,000) (the “Investment”) to be utilized for the formation and initial operation of the Villages. Currently, Knutson holds a 51% member interest in the Villages and the Company holds a 49% member interest. The Company will provide operating assistance as well as management services, the latter to be compensated at fee of five percent (5%) of the Villages gross revenues.

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the Villages. The Company’s 49% income (loss) earned by the Villages member interest was $0 for the year ended December 31, 2021 and 2020, respectively (inception to date loss of $23,050) and is included in other income (expense) in the accompanying statements of operations. In addition, during the year ended December 31, 2021 and 2020, the Company received distributions totaling $0 from the Villages. The carrying value of the investment at December 31, 2021 and 2020 is $0.

At December 31, 2021 and 2020, accounts receivable for sales of products and services to the Villages was $0. Revenues earned from sales to the Villages for the year ended December 31, 2021 and 2020 was $0.

During the year ended December 31, 2021 and 2020, the Company received $0 in management fees from the Villages.

As of the date of this filing, U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$644,670	$549,628
Accrued interest payable	1,227,588	882,515
Vendor accruals and other	79,132	79,138
Total Accrued expenses	$1,951,390	$1,511,281

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 5, Note 7 and Note 12 “Litigation”).

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 7 — NOTES PAYABLE

Notes and capital leases payable were comprised of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	380,000	386,000
Weider note payable	413,239	450,477
Mallard note payable	232,750	241,750
EIDL note payable	150,000	150,000
Total notes payable	3,311,568	3,363,806
Less unamortized debt discount	(31,627)	(41,237)
Total notes payable net of unamortized debt discount	3,279,941	3,322,569
Less current portion	(2,557,881)	(2,562,149)
Long-term portion	$722,060	$760,420

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

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $255,579.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of December 31, 2021 and 2020, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2021 and 2020, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2021 and 2020, the remaining carrying value of the note was $300,000.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 5, Note 6 and Note 12 “Litigation”). At December 31, 2021 and 2020, accrued interest on the notes was $166,424 and $208,645, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Agreement remains in full force and effect provided the Company continues to make the monthly payments, there is no event of default as defined in the notes and an agreement to a subordination agreement by Northstar Biotech Group, LLC, which has been provided. In May 2019, the Company did not make the required scheduled payment. In September 2019, the noteholder agreed to waive their default rights under the agreement provided a minimum of $5,000 was paid by the end of 2019 and to reduce the required monthly payment to $500 per month commencing in January 2020. The Company satisfied the $5,000 payment requirement by the end of 2019 and commenced making the required $500 monthly payments in January 2020. The Company last made a $500 payment in March 2021 and thereby became delinquent until making three $1,500 payments during the fourth quarter of 2021 (a total of $6,000 in payments were made during 2021) thereby becoming current as of December 31, 2021.

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. In September 2019, the Company was in default and was negotiating a revised payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of December 31, 2021 and 2020, the remaining carrying value of the note was $380,000 and $386,000, respectively.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of December 31, 2021 and 2020, the remaining carrying value of the note was $413,239 and $450,477, respectively.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. For the year ended December 31, 2021 and 2020, the Company amortized $9,610 and $9,211, respectively, of debt discount to interest expense. As of December 31, 2021 and 2020, the remaining carrying value of the note was $201,123 and $208,763, net of debt discount of $31,627 and $41,237, respectively.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of December 31, 2021 and 2020, the remaining carrying value of the note was $150,000. At December 31, 2021 and 2020, accrued interest on the note was $8,615 and $2,990, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. For the year ended December 31, 2021 and 2020, the Company amortized $0 and $29,295, respectively of debt discount to interest expense. As of December 31, 2021 and 2020, the remaining carrying value of the note was $1,397,762.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9 — CONVERTIBLE NOTES PAYABLE

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matured on February 5, 2021 and accrued interest at a rate of 5% per annum. The investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may have accelerated the note pursuant to which the outstanding balance would become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount was amortized to interest expense using the effective interest method. As of February 5, 2021, the maturity date, the note was in default. On July 30, 2021, the investor converted the full value of the note into 3,804,348 shares of the Company’s common stock. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Accordingly, all outstanding accrued interest at the time of conversion was reversed. For the year ended December 31, 2021 and 2020, the Company amortized $1,874 and $13,126, respectively, of debt discount to interest expense. As of December 31, 2021 and 2020, the remaining carrying value of the note was $0 and $33,126, net of debt discount of $0 and $1,874, respectively. At December 31, 2021 and 2020, accrued interest on the note was $0 and $1,582, respectively, and is included in accrued expenses on the accompanying balance sheet.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that was due on demand and accrued interest at a rate of 5% per annum. The investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts. On November 9, 2021, the investor converted the entire principal balance of $10,000 and accrued interest of $588 into 226,713 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. As of December 31, 2021 and 2020, the remaining carrying value of the note was $0 and $10,000, respectively. As of December 31, 2021 and 2020, accrued interest on the note was $0 and $156, respectively, and is included in accrued expenses on the accompanying balance sheet.

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that matured 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. The agreements contain a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, into 7,518,797 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 10 and 13). For the year ended December 31, 2021, the Company amortized $286,699 of debt discount to interest expense. As of December 31, 2021, the remaining carrying value of the notes was $183,850, net of debt discount of $235,150.

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 15,741,286 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 13). For the year ended December 31, 2021, the Company amortized $110,000 of debt discount to interest expense. As of December 31, 2021, the remaining carrying value of the note was $0.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On June 20, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $20,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0125. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $2,400 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 1,600,000 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 13). For the year ended December 31, 2021, the Company amortized $2,400 of debt discount to interest expense. As of December 31, 2021, the remaining carrying value of the note was $0.

On October 29, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $17,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.008. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $7,438 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the year ended December 31, 2021, the Company amortized $998 of debt discount to interest expense. As of December 31, 2021, the remaining carrying value of the note was $10,561, net of debt discount of $6,439.

NOTE 10 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of December 31, 2020 and 2019, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2021 and 2020, the Company received aggregate proceeds from advances of $90,000 and $349,688, respectively. As of December 31, 2021 and 2020, the Company owed $951,432 and $861,432, respectively, for related party advances.

Convertible Notes Payable – Related Parties

On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, into 7,518,797 shares of the Company’s common stock. (See Note 9).

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

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

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

On April 1, 2021, the Company issued 187,575 shares of its common stock, having a fair value of $10,879, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $1,734.

On October 1, 2021, the Company issued 743,341 shares of its common stock, having a fair value of $8,921, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a gain on settlement of $274.

As of December 31, 2021 and 2020, the remaining carrying value of the note was $262,000. At December 31, 2021 and 2020, accrued interest on the note was $8,751 and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of December 31, 2021 and 2020, the remaining carrying value of the note was $161,786.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2021 and 2020, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2021 and 2020, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021 and 2020, the remaining carrying value of the note was $143,654.

On March 31, 2021, the Company issued a $90,990 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $90,990.

On June 30, 2021, the Company issued a $43,269 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $43,269.

On September 30, 2021, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $187,500.

On December 31, 2021, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2021, the remaining carrying value of the note was $100,962.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

At December 31, 2021 and 2020, accrued interest on the notes was $612,323 and $482,468, respectively, and is included in accrued expenses on the accompanying balance sheet.

	December 31,
	2021	2020
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,654	143,653
Note payable, Mr. Tomas	90,990	-
Note payable, Mr. Tomas	43,269	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	100,962	-
Total notes payable - related parties	$3,144,200	$2,721,478

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

As of December 31, 2021 and 2020, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2021 and 2020, the Company did not have any derivative instruments that were designated as hedges.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

In October 2019, the Company relocated to a new location within the same city and entered into a month-to-month lease. During the year ended December 31, 2021 and 2020, lease expense was comprised of the following:

	For the Year Ended December 31,
	2021	2020
Operating lease expense	$4,711	$5,582
Total lease expense	$4,711	$5,582

Employment Agreements

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2019 with an incentive bonus ranging from $150,000 to $500,000. In 2020, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. There were no salary increases or bonuses issued in 2021.

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement. The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement. The carrying balance as of December 31, 2021 and 2020 was $59,500 and $62,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $26,600 and $28,850 as of December 31, 2021 and 2020, respectively, and is included in accounts payable.

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit and moved to dismiss almost all of the claims. The motions to dismiss was recently denied. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of December 31, 2021 and 2020, the remaining carrying value of the note was $413,239 and $450,477, respectively. At present, the Company is delinquent one payment and, if not cured, would be considered in default of the promissory note underlying the Agreement.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristin Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 5, 6 and 7).

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2021 other than that described above.

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

DECEMBER 31, 2021 AND 2020

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

During the year ended December 31, 2021, the Company issued an aggregate of 6,642,197 shares of its common stock, having a fair value of $231,742, in settlement of outstanding accounts payable. In connection with the issuances, the Company incurred a $151,742 net loss on settlement.

During the year ended December 31, 2021, the Company issued 930,916 shares of its common stock, having a fair value of $19,800, in lieu of payment in cash of accrued and unpaid interest of $18,340, resulting in a net loss on settlement of $1,459.

During the year ended December 31, 2021, the Company issued an aggregate of 4,000,000 shares of its common stock, having a fair value of $128,000, for services rendered.

During the year ended December 31, 2021, convertible notes with an aggregate face value of $375,000 and accrued interest of $586 were converted into an aggregate of 28,891,144 shares of the Company’s common stock (See Note 9 and 10).

On September 10, 2021, the Company filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11617) was qualified by the Securities and Exchange Commission. The Company registered 250,000,000 shares of common stock for maximum proceeds of $2,500,000 (before deducting the maximum broker discount and costs of the offering). During the year ended December 31, 2021, the Company issued 27,500,000 shares of common stock to investors for cash proceeds of $275,000, net of fees and commission, pursuant to the Offering Circular.

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

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

A summary of the stock option activity for the year ended December 31, 2021 and 2020 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2019	111,120,474	$0.0247	8.3	$-
Granted	-
Exercised	-
Forfeited/Expired	(560)	$0.1540
Outstanding, December 31, 2020	111,119,914	$0.0247	7.2	$296,636
Granted	-
Exercised	-
Forfeited/Expired	(476,030)	$0.0298
Outstanding, December 31, 2021	110,643,884	$0.0247	6.3	$36,686

Exercisable, December 31, 2021	93,491,384	$0.0256	6.1	$31,642

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	7.0	30,150,000	$0.0050
$0.011 to $0.020	16,250,000	$0.0196	4.7	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	6.9	9,007,500	$0.0252
$0.0363	22,635,000	$0.0363	5.6	22,635,000	$0.0363
$0.0536	20,000,000	$0.0536	6.4	15,000,000	$0.0536
$0.1540	448,884	$0.1540	3.8	448,884	$0.1540
	110,643,884	$0.0247	6.3	93,491,384	$0.0256

The aggregate intrinsic value of outstanding stock options was $36,686, based on options with an exercise price less than the Company’s stock price of $0.0060 as of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2021 and 2020 was $428,556 and $685,939, respectively. As of December 31, 2021, the Company had $157,289 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.55 years.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Warrants

A summary of the warrant activity for the year ended December 31, 2021 and 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2019	1,110,468	$12.84	7.1	$-
Granted	-
Exercised	-
Expired	-
Outstanding, December 31, 2020	1,110,468	$12.84	7.1	$-
Granted	-
Exercised	-
Expired	(7,341)	$77.88
Outstanding, December 31, 2021	1,103,127	$12.41	6.2	$-

Exercisable, December 31, 2021	1,101,582	$1.64	6.2	$-

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.03 to $20.00	1,081,036	$1.17	6.3	1,081,036	$1.17
$20.01 to $30.00	19,543	$25.06	2.2	19,543	$25.06
$49.86	1,003	$49.86	2.2	1,003	$49.86
$7,690.00	1,545	$7,690.00	5.0	-	$7,690.00
	1,103,127	$12.41	6.2	1,101,582	$1.64

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0060 as of December 31, 2021, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 — INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state components:

	For the Year Ended
	December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	843,633	962,911
State	174,551	199,230
	1,018,184	1,162,141
Change in valuation allowance	(1,018,184)	(1,162,141)
Income tax provision (benefit)	$-	$-

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the year. The Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$22,139,733	$23,317,369
Share-based compensation	4,371,729	4,263,112
Deferred compensation	1,023,375	916,236
Pre-litigation settlement notes payable	155,710	164,993
Other	274,703	260,494
Total deferred tax assets	27,965,250	28,922,204

Deferred tax liabilities:
OID on convertible debt beneficial conversion feature	(61,231)	-
Total deferred tax liabilities	(61,231)	-

Valuation allowance	(27,904,019)	(28,922,204)

Total deferred tax assets (liabilities)	$-	$-

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of approximately $87.4 million and $92.0 million, respectively, of which $5.0 million do not expire, but are instead limited to 80% of taxable income in the year utilized. The remaining loss carryforwards expire at various dates from 2022 through 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by Section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular year. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $87.4 million and $92.0 million, respectively, of which $5.0 million do not expire, but are instead limited to 80% of taxable income in the year utilized. The remaining loss carryforwards expire at various dates from 2022 through 2037.

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Year Ended
	December 31,
	2021	2020
US federal statutory rate	$(690,357)	$(607,004)
State tax rate, net of federal benefit	(137,277)	(124,658)
Effect of debt discount for beneficial conversion feature	166,437	-
Other	26,880	4,514
Effect of expiration of net operating loss carryforwards	1,652,501	1,889,289
Change in valuation allowance	(1,018,184)	(1,162,141)

Income tax provision (benefit)	$-	$-

NOTE 15 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the year ended December 31, 2021 and 2020, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Year Ended December 31,
	2021	2020
Customer 1	20%	22%
Customer 2	17%	-
Totals	37%	22%

Index

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Concentrations of Accounts Receivable

As of December 31, 2021 and 2020, the following customers represented more than 10% of the Company’s accounts receivable:

	December 31,
	2021	2020
Customer 1	98%	44%
Customer 2	-	50%
Totals	98%	94%

Customer 2 is U.S. Stem Cell Clinic, LLC, a related party, a partly owned investment in which the Company held a 49.9% member interest through February 10, 2021 (See Note 5).

NOTE 16 — SUBSEQUENT EVENTS

In January 2022, the Company issued 1,951,207 common shares in exchange for services rendered.

In February, 2022 the company issued 3,125,000 common shares for a subscription agreement.

In February 2022, the Company issued 20,000,000 common shares in exchange for services rendered.

From February 17, 2022 through February 26, 2022, the Company defaulted on convertible notes payable with an aggregate face value of $419,000. The Company extended the maturity date of $234,000 of these convertible notes with an incentive stock issuance of 56,525,000 common shares and 12,500,000 warrant issued. The Company fully converted $25,000 into 3,125,000 common stock. The Company defaulted on $205,000 of convertible notes to which 12% interest was added commencing at the respective maturity date.