Form 10-Q
period 2022-03-31
U.S. Stem Cell, Inc.
filed 2022-05-23
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 OR
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

As of May 23, 2022, there were 598,102,281 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statement

U.S. STEM CELL, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,469	$39,393
Accounts receivable, net of allowance of $75,000	4,519	1,213
Inventories	593	393
Prepaid expenses and other current assets	122,778	10,000
Total current assets	142,359	50,999

Total assets	$142,359	$50,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,512,246	$1,373,413
Accrued expenses	2,103,355	1,951,390
Advances - related parties	961,432	951,432
Contract liabilities, current portion	3,000	3,000
Deposits	465,286	465,286
Notes payable - related parties	3,331,700	3,144,200
Notes payable, current portion, net of debt discount of $10,165 and $10,052, respectively	2,557,081	2,557,881
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $18,107 and $0, respectively	409,893	194,411
Total current liabilities	12,741,755	12,038,775

Long-term liabilities:
Contract liabilities	55,750	56,500
Notes payable, net of debt discount of $19,026 and $21,575, respectively	712,179	722,060
Total long-term liabilities	767,929	778,560

Total liabilities	13,509,684	12,817,335

Commitments and contingencies (See Note 11)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 591,876,258 and 503,525,051 shares issued and outstanding, respectively	591,876	503,525
Additional paid-in capital	126,855,961	126,532,063
Accumulated deficit	(140,815,162)	(139,801,924)
Total stockholders' deficit	(13,367,325)	(12,766,336)

Total liabilities and stockholders' deficit	$142,359	$50,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Products	$17,145	$79,091
Services	6,165	5,289
Total revenue	23,310	84,380

Cost of revenues	7,335	15,521

Gross profit	15,975	68,859

Operating expenses:
Selling, general and administrative	530,614	556,015
Total operating expenses	530,614	556,015

Loss from operations	(514,639)	(487,156)

Other income (expense):
Gain (loss) on settlement of accounts payable and accrued interest, net	4,390	(337,875)
Interest expense	(153,967)	(154,725)
Loss on debt extinguishment	(491,607)	-
Total other income (expense)	(641,184)	(492,600)

Net loss before income taxes	(1,155,823)	(979,756)

Income taxes (benefit)	-	-

NET LOSS	$(1,155,823)	$(979,756)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	523,730,662	444,844,181

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	503,525,051	$503,525	$126,532,063	$(139,801,924)	$(12,766,336)
Modified retrospective adoption of ASU 2020-06	-	-	-	-	(384,174)	142,585	(241,589)
Adjusted balance, December 31, 2021	-	-	503,525,051	503,525	126,147,889	(139,659,339)	(13,007,925)

Common shares issued in settlement of accounts payable	-	-	1,951,207	1,951	13,658	-	15,609
Common shares issued for services	-	-	20,000,000	20,000	120,000	-	140,000
Common shares and warrants issued to noteholders per addendums to convertible notes payable	-	-	53,400,000	53,400	438,207	-	491,607
Common shares issued as equity kicker for convertible notes payable	-	-	6,750,000	6,750	11,813	-	18,563
Common shares issued upon conversion of convertible notes payable	-	-	3,125,000	3,125	21,875	-	25,000
Common shares issued for cash	-	-	3,125,000	3,125	21,875	-	25,000
Share-based compensation	-	-	-	-	80,644	-	80,644
Net loss	-	-	-	-	-	(1,155,823)	(1,155,823)
Balance, March 31, 2022 (unaudited)	-	$-	591,876,258	$591,876	$126,855,961	$(140,815,162)	$(13,367,325)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)
Common shares issued in settlement of accounts payable	-	-	3,363,871	3,364	134,555	-	137,919
Common shares issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	631,850	-	631,850
Share-based compensation	-	-	-	-	158,337	-	158,337
Common shares issued upon conversion of convertible notes payable	-	-	7,518,797	7,519	368,421	-	375,940
Net loss	-	-	-	-	-	(979,756)	(979,756)
Balance, March 31, 2021 (unaudited)	-	$-	450,443,462	$450,444	$125,916,818	$(137,494,264)	$(11,127,002)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,155,823)	$(979,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and amortization of debt discount	148,585	146,922
Loss (gain) on settlement of accounts payable and accrued interest	(4,390)	337,875
Loss on debt extinguishment	491,607	-
Related party notes payable issued for services rendered	187,500	90,991
Share-based compensation	107,866	209,537
Changes in operating assets and liabilities:
Accounts receivable	(3,306)	(52,727)
Inventories	(200)	1,882
Accounts payable	154,694	(68,370)
Accrued expenses	10,411	(3,119)
Contract liabilities	(750)	(750)
Net cash used in operating activities	(63,806)	(317,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	25,000	-
Proceeds from related party advances	10,000	30,000
Repayments of notes payable	(13,118)	(15,947)
Proceeds from convertible note payable	27,000	729,000
Repayments of convertible note payable	(10,000)	-
Net cash provided by financing activities	38,882	743,053

Net increase in cash and cash equivalents	(24,924)	425,538
Cash and cash equivalents, beginning of period	39,393	18,570
Cash and cash equivalents, end of period	$14,469	$444,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,382	$7,803
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Modified retrospective adoption of ASU 2020-06	$384,174	$-
Common shares issued for prepaid services	$112,778	$76,800
Common shares issued upon conversion of convertible notes and accrued interest	$25,000	$375,940
Common shares issued as equity kicker for convertible notes payable	$18,563	$-
Common shares issued in settlement of accounts payable	$15,609	$137,919
Beneficial conversion feature recognized on convertible note	$-	$631,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

The condensed balance sheet information as of December 31, 2021 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 31, 2022. These interim unaudited condensed financial statements should be read in conjunction with the 2021 Annual Report. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of March 31, 2022, the Company had cash on hand of $14,469 and a working capital deficit (current liabilities in excess of current assets) of $12,599,396. During the three months ended March 31, 2022, the net loss was $1,155,823 and net cash used in operating activities was $63,806. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at March 31, 2022 and requires additional financing to fund future operations.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $75,000.

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

Investments

The Company follows Accounting Standards Codification subtopic 323-10, Investments-Equity Methods and Joint Ventures (“ASC 323-10”) which requires the accounting for investments where the Company can exert significant influence, but not control of a joint venture or equity investment. The Company accounted for its 49.9% member interest ownership of U.S. Stem Cell Clinic, LLC and its 49% member interest ownership of U.S. Stem Cell Clinic of the Villages utilizing the equity method of accounting (See Note 4).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

At March 31, 2022 and December 31, 2021, the Company had contract liabilities of $58,750 and $59,500, respectively, all of which relates to the Intellectual Property Licensing Agreement.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses during the periods presented.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

Net Loss per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method.

The computation of basic and diluted income (loss) per share as excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31,
	2022	2021
Options	110,643,384	110,644,914
Warrants	13,603,127	1,110,468
Convertible notes	37,705,827	32,699,044
Total potentially dilutive shares	161,952,338	144,454,426

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted ASU 2020-06 in the first quarter of 2022 utilizing the modified retrospective method. As a result, the Company adjusted its beginning balance sheet with a decrease in additional paid-in capital of $384,174, offset by a decrease in debt discount on convertible debt of $241,589 and an increase in accumulated deficit of $142,585.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 4 — INVESTMENTS

During March 2021, we divested ourselves of our Member Interest in U.S. Stem Cell Clinic, LLC, while U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 for the three months ended March 31, 2022 and 2021, (inception to date income of $599,721) and is included in other income (expense) in the accompanying statements of operations. In addition, during the three months ended March 31, 2022 and 2021, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870). In March 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC (See Note 5, 6 and 11). The carrying value of the investment at March 31, 2022 and December 31, 2021 is $0.

Revenues earned from sales to U.S. Stem Clinic, LLC for the three months ended March 31, 2022 and 2021 were $0 and $2,281 (prior to divestiture), respectively.

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the Villages. The Company’s 49% income (loss) earned by the Villages member interest was $0 for the three months ended March 31, 2022 and 2021, (inception to date loss of $23,050) and is included in other income (expense) in the accompanying statements of operations. In addition, during the three months ended March 31, 2022 and 2021, the Company received distributions totaling $0 from the Villages. The carrying value of the investment at March 31, 2022 and December 31, 2021 is $0.

At March 31, 2022 and December 31, 2021, accounts receivable for sales of products and services to the Villages was $0. Revenues earned from sales to the Villages for the three months ended March 31, 2022 and 2021 was $0.

During the three months ended March 31, 2022 and 2021, the Company received $0 in management fees from the Villages.

As of the date of this filing, U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$667,249	$644,670
Accrued interest payable	1,356,974	1,227,588
Vendor accruals and other	79,132	79,132
Total Accrued expenses	$2,103,355	$1,951,390

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 4, Note 6 and Note 11 “Litigation”).

NOTE 6 — NOTES PAYABLE

Notes payable were comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	378,000	380,000
Weider note payable	403,622	413,239
Mallard note payable	231,250	232,750
EIDL note payable	150,000	150,000
Total notes payable	3,298,451	3,311,568
Less unamortized debt discount	(29,191)	(31,627)
Total notes payable net of unamortized debt discount	3,269,260	3,279,941
Less current portion	(2,557,081)	(2,557,881)
Long-term portion	$712,179	$722,060

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

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $300,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 4, Note 5 and Note 11 “Litigation”). At March 31, 2022 and December 31, 2021, accrued interest on the notes was $180,671 and $166,424, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. In September 2019, the Company was in default and was negotiating a revised payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $378,000 and $380,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $403,622 and $413,239, respectively.

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. For the three months ended March 31, 2022 and 2021, the Company amortized $2,437 and $2,330, respectively, of debt discount to interest expense. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $202,059 and $201,123, net of debt discount of $29,191 and $31,627, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $150,000. At March 31, 2022 and December 31, 2021, accrued interest on the note was $10,002 and $8,615, respectively, and is included in accrued expenses on the accompanying balance sheet.

NOTE 7 — PROMISSORY NOTE PAYABLE

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method.  As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $1,397,762.

NOTE 8 — CONVERTIBLE NOTES PAYABLE

The Company adopted ASU 2020-06 in the first quarter of 2022 utilizing the modified retrospective method. As a result, the Company eliminated an aggregate of $241,589 of debt discount stemming from beneficial conversion features on convertible debt. Accordingly, the Company will not separately present in equity an embedded conversion feature in such debt.

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matured on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. As of February 5, 2021, the maturity date, the note was in default. On July 30, 2021, the investor converted the full value of the note into 3,804,348 shares of the Company’s common stock, having a fair value of $50,000, resulting in a loss on conversion of $15,000. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Accordingly, all outstanding accrued interest at the time of conversion was reversed. The debt discount was amortized to interest expense using the effective interest method. For the three months ended March 31, 2021, the Company amortized $1,874 of debt discount to interest expense.  As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $0. At March 31, 2022 and December 31, 2021, accrued interest on the note was $0.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that was due on demand and accrued interest at a rate of 5% per annum. The investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts. On November 9, 2021, the investor converted the entire principal balance of $10,000 and accrued interest of $588 into 226,713 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $0. As of March 31, 2022 and December 31, 2021, accrued interest on the note was $0.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that matured 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. The agreements contain a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, into 7,518,797 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 9 and 12). During the three months ended March 31, 2022, the Company entered into addendums with certain holders owning an aggregate of $294,000 of the convertible notes whereby: for $214,000 of the convertible notes, the conversion price was changed from $0.0266 to $0.008, the maturity date was extended for two years and an aggregate of 53,400,000 commons shares and five-year warrants to purchase 12,500,000 common shares at $0.008 per share were issued; and for $80,000 of the convertible notes, the interest rate was changed from 0% to 12%. As a result of the changes in the conversion price and the interest rate, the addendums resulted in an extinguishment of $294,000 of the old debt in exchange for new debt with the same face value having different terms. Accordingly, a loss on debt extinguishment of $491,607 was recognized in the accompanying statements of operations. On March 11, 2022, one of the holders converted a convertible note with a face value of $25,000, dated February 26, 2021 (as amended on February 26, 2022), into 3,125,000 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. During the three months ended March 31, 2022 and 2021, $10,000 and $0 of convertible notes were repaid. As of March 31, 2022, $115,000 of convertible notes payable were in default. For the three months ended March 31, 2021, the Company amortized $5,252 of debt discount to interest expense. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the notes was $384,000 and 419,000, respectively.

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 15,741,286 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. For the three months ended March 31, 2021, the Company amortized $0 of debt discount to interest expense. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $0.

On June 20, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $20,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0125. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $2,400 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 1,600,000 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. For the three months ended March 31, 2021, the Company amortized $0 of debt discount to interest expense. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $0.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On October 29, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $17,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.008. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $7,438 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. For the three months ended March 31, 2021, the Company amortized $0 of debt discount to interest expense. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $17,000.

On February 26, 2022, the Company issued an unsecured convertible promissory note in the principal amount of $27,000 that matures 24 months after the issuance date and 6,750,000 shares of common stock in exchange for proceeds of $27,000. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.008. The value ascribed to the common shares was $18,563, which was recognized as debt discount with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three months ended March 31, 2022, the Company amortized $456 of debt discount to interest expense. As of March 31, 2022, the remaining carrying value of the note was $8,893, net of debt discount of $18,107.

NOTE 9 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of March 31, 2022 and December 31, 2021, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2022 and 2021, the Company received aggregate proceeds from advances of $10,000 and $30,000, respectively. As of March 31, 2022 and December 31, 2021, the Company owed $961,432 and $951,432, respectively, for related party advances.

Notes Payable – Related Parties

Note Payable - NorthStar Biotechnology Group, LLC

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $262,000. At March 31, 2022 and December 31, 2021, accrued interest on the note was $13,273 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mike Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $500,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $100,962.

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $143,654.

On March 31, 2021, the Company issued a $90,990 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $90,990.

On June 30, 2021, the Company issued a $43,269 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $43,269.

On September 30, 2021, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $187,500.

On December 31, 2021, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $100,962.

On March 31, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of March 31, 2022, the remaining carrying value of the note was $187,500.

At March 31, 2022 and December 31, 2021, accrued interest on the notes was $647,857 and $612,323, respectively, and is included in accrued expenses on the accompanying balance sheet.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

	March 31,	December 31,
	2022	2021
NorthStar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,654	143,653
Note payable, Mr. Tomas	90,990	90,991
Note payable, Mr. Tomas	43,269	43,269
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	187,500	-
Total notes payable - related parties	$3,331,700	$3,144,200

Note Payable - William P. Murphy Jr., M.D

On February 26, 2021, Dr. Murphy purchased an unsecured convertible promissory note in the aggregate principal amount of $200,000 maturing 12 months after the issuance date. The note was non-interest bearing and Dr. Murphy had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. On March 23, 2021, Dr Murphy converted the full value of the note into 7,518,797 shares of the Company’s common stock (See Note 8 and Note 12).

Convertible Notes Payable – Related Parties

Convertible Note Payable – Greg Knutson

On March 15, 2022, the Company entered into an addendum for a $100,000 promissory note payable to Greg Knutson, a director, whereby the conversion price was changed from $0.0266 to $0.008, the maturity date was extended for two years, and Mr. Knutson received 25,000,000 common shares and a five-year common stock warrant to purchase 12,500,000 shares of common stock at $0.008 per share.

NOTE 10 — FAIR VALUE MEASUREMENT

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

As of March 31, 2022 and December 31, 2021, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of March 31, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

In October 2019, the Company relocated to a new location within the same city and entered into a month-to-month lease. During the three months ended March 31, 2022 and 2021, lease expense was comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,434	$1,432
Total lease expense	$1,434	$1,432

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement. The licensing agreement is recorded as contract liabilities and amortized over the term of the agreement. The carrying balance as of March 31, 2022 and December 31, 2021 was $58,750 and $59,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $26,410 and $26,600 as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable.

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

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of March 31, 2022 and December 31, 2021, the remaining carrying value of the note was $403,621 and $413,239, respectively. At present, the Company is delinquent two payments and, if not cured, would be considered in default of the promissory note underlying the Agreement.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristin Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 4, 5 and 6).

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2022 other than that described above.

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

NOTE 12 — STOCKHOLDERS’ DEFICIT

Adjustment to Opening Balances Upon Adoption of ASU 2020-06

Upon adoption of ASU 2020-06 during the first quarter of 2022, the Company adjusted its beginning balance sheet with a decrease in additional paid-in capital of $384,174, offset by a decrease in debt discount on convertible debt of $241,589 and an increase in accumulated deficit of $142,585.

Common Stock

During the three months ended March 31, 2022, the Company issued an aggregate of 1,951,207 shares of its common stock, having a fair value of $15,609, in settlement of outstanding accounts payable of $20,000. In connection with the issuances, the Company incurred a $4,390 net gain on settlement.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On February 24, 2022, the Company issued an aggregate of 20,000,000 shares of its common stock, having a fair value of $140,000, for services to be rendered, which are being amortized to expense over the term of the agreement of 180 days.

During the three months ended March 31, 2022, the Company entered into addendums with certain holders owning an aggregate of $214,000 of the convertible notes whereby the conversion price was changed from $0.0266 to $0.008, the maturity date was extended for two years and an aggregate of 53,400,000 commons shares and five-year warrants to purchase 12,500,000 common shares at $0.008 per share were issued. As a result of the changes in the conversion price, the addendums resulted in an extinguishment of $214,000 of the old debt in exchange for new debt with the same face value having different terms. Accordingly, a loss on debt extinguishment of $491,607 was recognized in the accompanying statements of operations.

On February 26, 2022, the Company issued an unsecured convertible promissory note in the principal amount of $27,000 that matures 24 months after the issuance date and 6,750,000 shares of common stock in exchange for proceeds of $27,000. The value ascribed to the common shares was $18,563, which was recognized as debt discount with a corresponding increase in additional paid-in capital.

On March 23, 2022, a convertible note with a face value of $25,000, having a net book value of $25,000 at the date of conversion, was converted into 3,125,000 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 8).

On September 10, 2021, the Company filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11617) was qualified by the Securities and Exchange Commission. The Company registered 250,000,000 shares of common stock for maximum proceeds of $2,500,000 (before deducting the maximum broker discount and costs of the offering). On March 23, 2022, the Company issued 3,125,000 shares of common stock to investors for cash proceeds of $25,000, net of fees and commission, pursuant to the Offering Circular.

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

A summary of the stock option activity for the three months ended March 31, 2022 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2021	110,643,884	$0.0247	6.3	$36,686
Granted	-
Exercised	-
Forfeited/Expired	(500)	$0.1540
Outstanding, March 31, 2022	110,643,384	$0.0247	6.0	$178,806

Exercisable, March 31, 2022	93,490,884	$0.0256	5.8	$134,152

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	6.8	30,150,000	$0.0050
$0.011 to $0.020	16,250,000	$0.0196	4.5	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	6.6	9,007,500	$0.0252
$0.0363	22,635,000	$0.0363	5.4	22,635,000	$0.0363
$0.0536	20,000,000	$0.0536	6.1	15,000,000	$0.0536
$0.1540	448,384	$0.1540	3.5	448,384	$0.1540
	110,643,384	$0.0247	6.0	93,490,884	$0.0256

The aggregate intrinsic value of outstanding stock options was $178,806, based on options with an exercise price less than the Company’s stock price of $0.0094 as of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the three months ended March 31, 2022 and 2021 was $80,644 and $158,337, respectively. As of March 31, 2022, the Company had $76,645 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.62 years.

Warrants

A summary of the warrant activity for the three months ended March 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2021	1,103,127	$12.41	6.2	$-
Granted	12,500,000	0.008
Exercised	-
Expired	-
Outstanding, March 31, 2022	13,603,127	$1.01	5.0	$17,500

Exercisable, March 31, 2022	13,601,582	$0.14	5.0	$17,500

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.008 to $0.03	13,500,000	$0.01	5.1	13,500,000	$0.01
$10.00 to $20.00	81,036	$15.29	1.2	81,036	$15.29
$20.01 to $30.00	19,543	$25.06	1.9	19,543	$25.06
$49.86	1,003	$49.86	2.0	1,003	$49.86
$7,690.00	1,545	$7,690.00	4.8	-	$7,690.00
	13,603,127	$1.01	5.0	13,601,582	$0.14

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

The aggregate intrinsic value of the issued and exercisable warrants of $17,500 represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0094 as of March 31, 2022, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 13 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Concentrations of Revenues

For the three months ended March 31, 2022 and 2021, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended March 31,
	2022	2021
Customer 1	20%	-
Customer 2	17%	-
Customer 3	10%	-
Customer 4	-	47%
Customer 5	-	12%
Totals	47%	59%

Concentrations of Accounts Receivable

As of March 31, 2022 and December 31, 2021, the following customers represented more than 10% of the Company’s accounts receivable:

	March 31,	December 31,
	2022	2021
Customer 1	94%	98%
Totals	94%	98%

NOTE 14 — SUBSEQUENT EVENTS

On April 1, 2022, the Company issued an aggregate of 1,121,154 shares of common stock for interest.

On April 1, 2022, the Company issued 2,604,869 common shares in exchange for services rendered.

On April 25, 2022, Greg Knutson, one of our directors, invested $10,000 in return for 2,500,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2022, in connection with the audit of our annual financial statements as of December 31, 2021 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended March 31, 2022 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

We have a 49% member interest in  US Stem Cell Clinic of the Villages, LLC,  a partially owned investment of our company. US Stem Cell Clinic of the Villages, LLC is currently dormant.

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

On March 4, 2022, Mark Borman was appointed as Chairman of the Board of Directors and William P. Murphy, Jr., M.D. was bestowed with the title of Chairman Emeritus.

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

Three Months Ended March 31, 2022 as compared to the Three Months Ended March 31, 2021.

Revenues

We recognized revenues of $23,310 for the three months ended March 31, 2022. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $84,380 for the three months ended March 31, 2021 from the sale of MyoCath catheters, physician training, patient studies and veterinary sales. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired but for 2022 has moderately increased.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $7,335 and $15,521 in in the three-month periods ended March 31, 2022 and 2021, respectively. Associated gross margins were $15,975 (68.5%) and $68,859 (81.06%) for the three months periods ended March 31, 2022 and 2021, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended March 31, 2022, the same as the research and development expenses of $0 in the three-month period ended March 31, 2021. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $530,614 for the three-month period ended March 31, 2022 compared to $556,015 for the three-month period ended March 31, 2021, a decrease of $25,401. The decrease in cost due to decrease in activity.

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

(Gain) Loss on settlement of debt

During the three months ended March 31, 2022, we incurred a net gain of $4,390 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $337,875 for the same period last year.

Income from equity investment

Our investment of a  49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting.  As such, we report our pro rata share of its income or loss for the period.  For the three months ended March 31, 2022, our pro rata share of its income (loss) was $0. For the three month ended March 31, 2021 the pro rata share of income (loss) was $0. US Stem Cell Clinic of the Villages, LLC is currently dormant.

Interest Expense

Interest expenses during the three months ended March 31, 2022 were $153,967 compared to $154,725 for the three months ended March 31, 2021. Interest expenses primarily consists of interest incurred on the principal amount of the NorthStar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable.

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

Concentrations of Credit Risk

As of March 31, 2022, one customer represented 94%. As of December 31, 2021, one customer represented 98% the Company’s accounts receivable.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the three months ended March 31, 2022, we incurred negative cash flow from operations of $63,806and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Investing Activities

Net cash provided by investing activities was $0 for the three-months ended March 31, 2022 represented proceeds from our equity investment as compared to cash provided by investing activities of $0 from our equity investments for the same period last year.

Financing Activities

Net cash provided in financing activities was an aggregate of $38,882 in the three-month period ended March 31, 2022, as compared to cash provided of $743,053 in the three-month period ended in March 31, 2021.

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

At March 31, 2022, we had cash and cash equivalents totaling $14,469. However, our working capital deficit as of such date was $12,599,396.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2022 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement was $26,410 as of March 31, 2022.

On December 12, 2017, a product liability lawsuit was filed in Broward County, specifically Jeannine Mallard v. U.S. Stem Cell, Inc., US Stem Cell Clinics LLC., Regenestem, LLC., Regenestem Network, LLC., and Kristin C. Comella. Without admitting any liability, on December 6, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025.

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. . The remaining amount due under this settlement was $398,239 as of March 31, 2022.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2022 other than that described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31 2022.

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

U.S. Stem Cell, Inc.

Date: May 23, 2022	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer