Form 10-K/A
period 2021-12-31
U.S. Stem Cell, Inc.
filed 2022-07-08
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment One

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

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference None

EXPLANATORY NOTE

U.S. Stem Cell, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (“Original 10-K”).

This Amendment No. 1 on Form 10K/A amends and expands our  disclosure under Item 9A. Controls and Procedures as well as modified two Scribner’s errors based on dates.  Except for the changes stated above, no other changes have been made to the Company Annual Report on Form 10-K for the fiscal year ending December 31, 2021.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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

None.

Index

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) who also acts as our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our CEO/ CFO concluded that our internal control over financial reporting are not effective at the reasonable assurance level due to the following material weaknesses:

1.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. The company expects to remedy this weakness upon company growth through increased personnel numbers.

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

July 8, 2022

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

July 8, 2022

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

SIGNATURE	TITLE	DATE

/s/ Mark P. Borman	Director, Chairman of the Board	July 8, 2022
Mark P. Borman

/s/ William P. Murphy Jr., MD	Director, Chairman Emeritus	July 8, 2022
William P. Murphy Jr., MD

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	July 8, 2022
Mike Tomas

/s/ Sheldon Anderson	Director	July 8, 2022
Sheldon Anderson

/s/ Greg Knutson	Director	July 8, 2022
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