Form 10-Q
period 2022-06-30
U.S. Stem Cell, Inc.
filed 2022-08-22
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 OR
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

As of August 22, 2022, there were 598,102,281 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statement

U.S. STEM CELL, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,330	$39,393
Accounts receivable, net of allowance of $75,000	8,067	1,213
Inventories	701	393
Prepaid expenses and other current assets	52,000	10,000
Total current assets	71,098	50,999

Total assets	$71,098	$50,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,512,696	$1,373,413
Accrued expenses	2,250,736	1,951,390
Advances - related parties	1,082,102	951,432
Contract liabilities, current portion	3,000	3,000
Deposits	465,286	465,286
Notes payable - related parties	3,519,200	3,144,200
Notes payable, current portion, net of debt discount of $10,280 and $10,052, respectively	2,564,279	2,557,881
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $50,333 and $0, respectively	377,667	194,411
Total current liabilities	13,172,728	12,038,775

Long-term liabilities:
Contract liabilities	55,000	56,500
Notes payable, net of debt discount of $16,420 and $21,575, respectively	702,222	722,060
Total long-term liabilities	757,222	778,560

Total liabilities	13,929,950	12,817,335

Commitments and contingencies (See Note 11)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 598,102,281 and 503,525,051 shares issued and outstanding, respectively	598,102	503,525
Additional paid-in capital	126,928,307	126,532,063
Accumulated deficit	(141,385,261)	(139,801,924)
Total stockholders' deficit	(13,858,852)	(12,766,336)

Total liabilities and stockholders' deficit	$71,098	$50,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$21,423	$29,639	$38,568	$108,730
Services	3,095	5,803	9,260	11,092
Total revenue	24,518	35,442	47,828	119,822

Cost of revenues	6,247	13,677	13,582	29,198

Gross profit	18,271	21,765	34,246	90,624

Operating expenses:
Selling, general and administrative	453,312	802,970	983,926	1,358,985
Total operating expenses	453,312	802,970	983,926	1,358,985

Loss from operations	(435,041)	(781,205)	(949,680)	(1,268,361)

Other income (expense):
Gain (loss) on settlement of accounts payable and accrued interest, net	(3,644)	(45,995)	746	(383,870)
Interest expense	(175,527)	(166,994)	(329,494)	(321,719)
Gain (loss) on debt extinguishment	44,113	-	(447,494)	-
Total other income (expense)	(135,058)	(212,989)	(776,242)	(705,589)

Net loss before income taxes	(570,099)	(994,194)	(1,725,922)	(1,973,950)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(570,099)	$(994,194)	$(1,725,922)	$(1,973,950)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	597,325,241	451,724,735	560,731,252	448,303,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2022	-	$-	591,876,258	$591,876	$126,855,961	$(140,815,162)	$(13,367,325)
Common shares issued in settlement of accounts payable	-	-	2,604,869	2,605	20,318	-	22,923
Common shares issued in lieu of interest	-	-	1,121,154	1,121	8,745	-	9,866
Common shares issued for cash	-	-	2,500,000	2,500	7,500	-	10,000
Share-based compensation	-	-	-	-	35,783	-	35,783
Net loss	-	-	-	-	-	(570,099)	(570,099)
Balance, June 30, 2022 (unaudited)	-	$-	598,102,281	$598,102	$126,928,307	$(141,385,261)	$(13,858,852)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	503,525,051	$503,525	$126,532,063	$(139,801,924)	$(12,766,336)
Modified retrospective adoption of ASU 2020-06	-	-	-	-	(384,174)	142,585	(241,589)
Adjusted balance, December 31, 2021	-	-	503,525,051	503,525	126,147,889	(139,659,339)	(13,007,925)

Common shares issued in settlement of accounts payable	-	-	4,556,076	4,556	33,976	-	38,532
Common shares issued in lieu of interest	-	-	1,121,154	1,121	8,745	-	9,866
Common shares issued for services	-	-	20,000,000	20,000	120,000	-	140,000
Common shares and warrants issued to noteholders per addendums to convertible notes payable	-	-	53,400,000	53,400	438,207	-	491,607
Common shares issued as equity kicker for convertible notes payable	-	-	6,750,000	6,750	11,813	-	18,563
Common shares issued upon conversion of convertible notes payable	-	-	3,125,000	3,125	21,875	-	25,000
Common shares issued for cash	-	-	5,625,000	5,625	29,375	-	35,000
Share-based compensation	-	-	-	-	116,427	-	116,427
Net loss	-	-	-	-	-	(1,725,922)	(1,725,922)
Balance, June 30, 2022 (unaudited)	-	$-	598,102,281	$598,102	$126,928,307	$(141,385,261)	$(13,858,852)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021 (unaudited)	-	$-	450,443,462	$450,444	$125,916,818	$(137,494,264)	$(11,127,002)
Common shares issued in settlement of accounts payable	-	-	1,107,934	1,108	63,152	-	64,260
Common shares issued in lieu of interest	-	-	187,575	187	10,692	-	10,879
Beneficial conversion feature recognized on convertible notes	-	-	-	-	2,400	-	2,400
Share-based compensation	-	-	-	-	157,387	-	157,387
Net loss	-	-	-	-	-	(994,194)	(994,194)
Balance, June 30, 2021 (unaudited)	-	$-	451,738,971	$451,739	$126,150,449	$(138,488,458)	$(11,886,270)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)
Common shares issued in settlement of accounts payable	-	-	4,471,805	4,472	197,707	-	202,179
Common shares issued in lieu of interest	-	-	187,575	187	10,692	-	10,879
Common shares issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	634,250	-	634,250
Share-based compensation	-	-	-	-	315,724	-	315,724
Common shares issued upon conversion of convertible notes payable	-	-	7,518,797	7,519	368,421	-	375,940
Net loss	-	-	-	-	-	(1,973,950)	(1,973,950)
Balance, June 30, 2021 (unaudited)	-	$-	451,738,971	$451,739	$126,150,449	$(138,488,458)	$(11,886,270)

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,725,922)	$(1,973,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recoveries)	-	61,797
Interest and amortization of debt discount	324,112	310,094
Loss (gain) on settlement of accounts payable and accrued interest	(746)	383,870
Loss on debt extinguishment	447,494	-
Related party notes payable issued for services rendered	375,000	134,260
Share-based compensation	214,427	431,635
Changes in operating assets and liabilities:
Accounts receivable	(6,854)	(41,595)
Inventories	(308)	725
Accounts payable	168,038	54,153
Accrued expenses	9,144	5,278
Contract liabilities	(1,500)	(1,500)
Net cash used in operating activities	(197,115)	(635,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	35,000	-
Proceeds from related party advances	130,670	30,000
Repayments of notes payable	(14,618)	(24,375)
Proceeds from convertible note payable	27,000	749,000
Repayments of convertible note payable	(10,000)	-
Net cash provided by financing activities	168,052	754,625

Net increase (decrease) in cash and cash equivalents	(29,063)	119,392
Cash and cash equivalents, beginning of period	39,393	18,570
Cash and cash equivalents, end of period	$10,330	$137,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,382	$11,625
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Modified retrospective adoption of ASU 2020-06	$384,174	$-
Common shares issued for prepaid services	$42,000	$12,089
Common shares issued upon conversion of convertible notes and accrued interest	$25,000	$375,940
Common shares issued as equity kicker for convertible notes payable	$18,563	$-
Common shares issued in settlement of accounts payable	$38,532	$202,179
Common shares issued in lieu of interest	$9,866	$10,879
Beneficial conversion feature recognized on convertible note	$-	$634,250
Monthly payments on notes payable made on behalf of the Company	$-	$3,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

The condensed balance sheet information as of December 31, 2021 was derived from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”), filed with the SEC pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on March 31, 2022. These interim unaudited condensed financial statements should be read in conjunction with the 2021 Annual Report. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, as of June 30, 2022, the Company had cash on hand of $10,330 and a working capital deficit (current liabilities in excess of current assets) of $13,101,630. During the six months ended June 30, 2022, the net loss was $1,725,922 and net cash used in operating activities was $197,115. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at June 30, 2022 and requires additional financing to fund future operations.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $75,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

At June 30, 2022 and December 31, 2021, the Company had contract liabilities of $58,000 and $59,500, respectively, all of which relates to the Intellectual Property Licensing Agreement.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30,
	2022	2021
Options	110,643,384	110,644,914
Warrants	13,603,127	1,110,468
Convertible notes	36,455,827	36,259,837
Total potentially dilutive shares	160,702,338	148,015,219

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 for the three and six months ended June 30, 2022 and 2021, (inception to date income of $599,721) and is included in other income (expense) in the accompanying statements of operations. In addition, during the six months ended June 30, 2022 and 2021, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870). In March 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC (See Note 5, 6 and 11). The carrying value of the investment at June 30, 2022 and December 31, 2021 is $0.

Revenues earned from sales to U.S. Stem Clinic, LLC for the three and six months ended June 30, 2022 were $0, and for the three and six months ended June 30, 2021 were $250 and $2,531 (prior to divestiture), respectively.

An affiliate of one of the Company’s officers is a minority investor in the U.S. Stem Cell Clinic, LLC.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the Villages. The Company’s 49% income (loss) earned by the Villages member interest was $0 for the three and six months ended June 30, 2022 and 2021, (inception to date loss of $23,050) and is included in other income (expense) in the accompanying statements of operations. In addition, during the six months ended June 30, 2022 and 2021, the Company received distributions totaling $0 from the Villages. The carrying value of the investment at June 30, 2022 and December 31, 2021 is $0.

At June 30, 2022 and December 31, 2021, accounts receivable for sales of products and services to the Villages was $0. Revenues earned from sales to the Villages for the three and six months ended June 30, 2022 and 2021 was $0.

During the three and six months ended June 30, 2022 and 2021, the Company received $0 in management fees from the Villages.

As of the date of this filing, U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$705,444	$644,670
Accrued interest payable	1,466,160	1,227,588
Vendor accruals and other	79,132	79,132
Total Accrued expenses	$2,250,736	$1,951,390

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 4, Note 6 and Note 11 “Litigation”).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 6 — NOTES PAYABLE

Notes payable were comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	376,500	380,000
Weider note payable	403,622	413,239
Mallard note payable	227,500	232,750
EIDL note payable	150,000	150,000
Total notes payable	3,293,201	3,311,568
Less unamortized debt discount	(26,700)	(31,627)
Total notes payable net of unamortized debt discount	3,266,501	3,279,941
Less current portion	(2,564,279)	(2,557,881)
Long-term portion	$702,222	$722,060

* Dr. Comella is a former member of the Board of Directors and resigned on December 1, 2019.
This note was previously included in notes payable - related parties.

Seaside Bank

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain stockholders of the Company. At the last renewal in 2018, the loan with Seaside National Bank and Trust was converted to a demand note. While the loan no longer has a fixed maturity date, it must be re-documented every four years.

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $300,000.

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $300,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 4, Note 5 and Note 11 “Litigation”). At June 30, 2022 and December 31, 2021, accrued interest on the notes was $195,076 and $166,424, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. In September 2019, the Company was in default and was negotiating a revised payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $376,500 and $380,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $403,622 and $413,239, respectively. At June 30, 2022 and December 31, 2021, accrued interest on the note was $6,978 and $1,808, respectively, and is included in accrued expenses on the accompanying balance sheet. The Company last made a $5,000 payment in March 2022 and thereby became delinquent on this note payable.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. During the six months ended June 30, 2022, U.S. Stem Cell Clinic made five monthly payments of $750 (total of $3,750) on behalf of the Company. For the three and six months ended June 30, 2022, the Company amortized $2,491 and $4,928, respectively; and $2,382 and $4,711 during the three and six months ended June 30, 2021, respectively, of debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $200,800 and $201,123, net of debt discount of $26,700 and $31,627, respectively.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. On March 15, 2022, the initial payment date was extended 6 months to December 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $150,000. At June 30, 2022 and December 31, 2021, accrued interest on the note was $200,800 and $201,123, respectively, and is included in accrued expenses on the accompanying balance sheet.

NOTE 7 — PROMISSORY NOTE PAYABLE

On June 1, 2015, the Company issued an amended and restated promissory note of $1,697,762 in settlement of the $1,500,000 outstanding subordinated debt, related accrued interest of $373,469 and accumulated and unpaid guarantor fees of $624,737.

The note is unsecured and non-interest bearing and required four semi-annual payments of $75,000 beginning on December 31, 2015 with the remaining unpaid balance due June 1, 2020. On June 1, 2020, the Company defaulted on the promissory note. Upon default, the note became due in full and the Company began accruing interest at the default interest rate of 18%.

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $1,397,762. At June 30, 2022 and December 31, 2021, accrued interest on the note was $523,184 and $398,420, respectively, and is included in accrued expenses on the accompanying balance sheet.

NOTE 8 — CONVERTIBLE NOTES PAYABLE

The Company adopted ASU 2020-06 in the first quarter of 2022 utilizing the modified retrospective method. As a result, the Company eliminated an aggregate of $241,589 of debt discount stemming from beneficial conversion features on convertible debt. Accordingly, the Company will not separately present in equity an embedded conversion feature in such debt.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matured on February 5, 2021 and bears interest at a rate of 5% per annum. The investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may accelerate the note pursuant to which the outstanding balance will become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. As of February 5, 2021, the maturity date, the note was in default. On July 30, 2021, the investor converted the full value of the note into 3,804,348 shares of the Company’s common stock, having a fair value of $50,000, resulting in a loss on conversion of $15,000. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Accordingly, all outstanding accrued interest at the time of conversion was reversed. The debt discount was amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2021, the Company amortized $0 and $1,874, respectively, of debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $0. At June 30, 2022 and December 31, 2021, accrued interest on the note was $0.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that was due on demand and accrued interest at a rate of 5% per annum. The investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts. On November 9, 2021, the investor converted the entire principal balance of $10,000 and accrued interest of $588 into 226,713 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $0. As of June 30, 2022 and December 31, 2021, accrued interest on the note was $0.

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that matured 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. The agreements contain a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, into 7,518,797 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 9 and 12). During the three months ended March 31, 2022, the Company entered into addendums with certain holders owning an aggregate of $294,000 of the convertible notes whereby: for $214,000 of the convertible notes, the conversion price was changed from $0.0266 to $0.008, the maturity date was extended for two years and an aggregate of 53,400,000 common shares and five-year warrants to purchase 12,500,000 common shares at $0.008 per share were issued, having an aggregate fair value of $491,607; and for $80,000 of the convertible notes, the interest rate was changed from 0% to 12% and the maturity date was extended for one year. As a result of the changes in the conversion price and the interest rate, the addendums resulted in an extinguishment of $294,000 of the old debt in exchange for new debt with the same face value, having aggregate debt discount of $44,113, and different terms. Accordingly, a loss on debt extinguishment of $447,494 was recognized in the accompanying statements of operations. On March 11, 2022, one of the holders converted a convertible note with a face value of $25,000, dated February 26, 2021 (as amended on February 26, 2022), into 3,125,000 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. During the three and six months ended June 30, 2022, $0 and $10,000, respectively, and for the three and six months ended June 30, 2021, $0 of convertible notes were repaid. As of June 30, 2022, $115,000 of convertible notes payable were in default. For the three and six months ended June 30, 2021, the Company amortized $11,887 and $12,342, respectively, and for the three and six months ended June 30, 2021, $18,289 and $23,541, respectively, of debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the notes was $384,000 and 419,000, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 15,741,286 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. For the three and six months ended June 30, 2021, the Company amortized $0 of debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $0.

On June 20, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $20,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0125. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $2,400 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 1,600,000 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. For the three and six months ended June 30, 2021, the Company amortized $0 of debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $0.

On October 29, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $17,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.008. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $7,438 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2021, the Company amortized $0 of debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $17,000.

On February 26, 2022, the Company issued an unsecured convertible promissory note in the principal amount of $27,000 that matures 24 months after the issuance date and 6,750,000 shares of common stock in exchange for proceeds of $27,000. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.008. The value ascribed to the common shares was $18,563, which was recognized as debt discount with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. For the three and six months ended June 30, 2022, the Company amortized $1,387 and $1843, respectively, of debt discount to interest expense. As of June 30, 2022, the remaining carrying value of the note was $10,281, net of debt discount of $16,720.

NOTE 9 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of June 30, 2022 and December 31, 2021, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2022 and 2021, the Company received aggregate proceeds from advances $130,670 and $30,000, respectively. As of June 30, 2022 and December 31, 2021, the Company owed $1,082,102 and $951,432, respectively, for related party advances.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

On April 5, 2022, the Company issued 1,121,154 shares of its common stock, having a fair value of $9,866, in lieu of payment in cash of accrued and unpaid interest of $9,144, resulting in a loss on settlement of $722.

As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $262,000. At June 30, 2022 and December 31, 2021, accrued interest on the note was $8,700 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $500,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On June 30, 2021, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $100,962.

On December 31, 2021, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $143,654.

On March 31, 2021, the Company issued a $90,990 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $90,990.

On June 30, 2021, the Company issued a $43,269 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $43,269.

On June 30, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $187,500.

On December 31, 2021, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $100,962.

On March 31, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022, the remaining carrying value of the note was $187,500.

On June 30, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of June 30, 2022, the remaining carrying value of the note was $187,500.

At June 30, 2022 and December 31, 2021, accrued interest on the notes was $686,123 and $612,323, respectively, and is included in accrued expenses on the accompanying balance sheet.

	June 30,	December 31,
	2022	2021
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,654	143,654
Note payable, Mr. Tomas	90,990	90,990
Note payable, Mr. Tomas	43,269	43,269
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Total notes payable - related parties	$3,519,200	$3,144,200

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

As of June 30, 2022 and December 31, 2021, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of June 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

In October 2019, the Company relocated to a new location within the same city and entered into a month-to-month lease. During the three and six months ended June 30, 2022 and 2021, lease expense was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,702	$1,001	$3,136	$2,433
Total lease expense	$1,702	$1,001	$3,136	$2,433

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement. The licensing agreement is recorded as contract liabilities and amortized over the term of the agreement. The carrying balance as of June 30, 2022 and December 31, 2021 was $58,000 and $59,500, respectively.

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $25,810 and $26,600 as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable.

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit and moved to dismiss almost all of the claims. The motions to dismiss was recently denied. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied. The stated due date of the promissory note was June 1, 2020 in the amount of $1,397,762.

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of June 30, 2022 and December 31, 2021, the remaining carrying value of the note was $403,621 and $413,239, respectively. As of June 30, 2022, the Company is delinquent four payments and, if not cured, would be considered in default of the promissory note underlying the Agreement.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristin Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 4, 5 and 6).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2022 other than that described above.

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

Common Stock

During the six months ended June 30, 2022, the Company issued an aggregate of 4,556,076 shares of its common stock, having a fair value of $38,532, in settlement of outstanding accounts payable of $40,000. In connection with the issuances, the Company incurred a $1,468 net gain on settlement.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

During the six months ended June 30, 2022, the Company issued an aggregate of 1,121,154 shares of its common stock, having a fair value of $9,866, in lieu of accrued interest of $9,144. In connection with the issuances, the Company incurred a $722 net loss on settlement.

On February 24, 2022, the Company issued an aggregate of 20,000,000 shares of its common stock, having a fair value of $140,000, for services to be rendered, which are being amortized to expense over the term of the agreement of 180 days.

During the three months ended March 31, 2022, the Company entered into addendums with certain holders owning an aggregate of $214,000 of the convertible notes whereby the conversion price was changed from $0.0266 to $0.008, the maturity date was extended for two years and an aggregate of 53,400,000 commons shares and five-year warrants to purchase 12,500,000 common shares at $0.008 per share were issued, having an aggregate fair value of $491,607. As a result of the changes in the conversion price and the interest rate, the addendums resulted in an extinguishment of $294,000 of the old debt in exchange for new debt with the same face value, having aggregate debt discount of $44,113, and different terms. Accordingly, a loss on debt extinguishment of $447,494 was recognized in the accompanying statements of operations.

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

On September 10, 2021, the Company filing of an Offering Circular on Form 1-A, pursuant to Regulation A (File Number: 024-11617) was qualified by the Securities and Exchange Commission. The Company registered 250,000,000 shares of common stock for maximum proceeds of $2,500,000 (before deducting the maximum broker discount and costs of the offering). During the six months ended June 30, 2022, the Company issued an aggregate of 5,625,000 shares of common stock to investors for cash proceeds of $35,000, net of fees and commission, pursuant to the Offering Circular.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

A summary of the stock option activity for the six months ended June 30, 2022 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2021	110,643,884	$0.0247	6.3	$36,686
Granted	-
Exercised	-
Forfeited/Expired	(500)	$0.1540
Outstanding, June 30, 2022	110,643,384	$0.0247	5.8	$19,966

Exercisable, June 30, 2022	98,490,884	$0.0270	5.6	$19,582

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	6.5	30,150,000	$0.0050
$0.011 to $0.020	16,250,000	$0.0196	4.2	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	6.4	9,007,500	$0.0252
$0.0363	22,635,000	$0.0363	5.1	22,635,000	$0.0363
$0.0536	20,000,000	$0.0536	5.9	20,000,000	$0.0536
$0.1540	448,384	$0.1540	3.3	448,384	$0.1540
	110,643,384	$0.0247	5.8	98,490,884	$0.0270

The aggregate intrinsic value of outstanding stock options was $19,966, based on options with an exercise price less than the Company’s stock price of $0.0056 as of June 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the six months ended June 30, 2022 and 2021 was $116,427 and $315,724, respectively. As of June 30, 2022, the Company had $40,862 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.70 years.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Warrants

A summary of the warrant activity for the six months ended June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2021	1,103,127	$12.41	6.2	$-
Granted	12,500,000	0.008
Exercised	-
Expired	-
Outstanding, June 30, 2022	13,603,127	$1.01	4.8	$-

Exercisable, June 30, 2022	13,601,582	$0.14	4.8	$-

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.008 to $0.03	13,500,000	$0.01	4.8	13,500,000	$0.01
$10.00 to $20.00	81,036	$15.29	1.0	81,036	$15.29
$20.01 to $30.00	19,543	$25.06	1.7	19,543	$25.06
$49.86	1,003	$49.86	1.7	1,003	$49.86
$7,690.00	1,545	$7,690.00	4.5	-	$7,690.00
	13,603,127	$1.01	4.8	13,601,582	$0.14

The aggregate intrinsic value of the issued and exercisable warrants of $0 represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0056 as of June 30, 2022, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

NOTE 13 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Concentrations of Revenues

For the three and six months ended June 30, 2022 and 2021, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Customer 1	22%	21%	14%	11%
Customer 2	15%	11%	-	-
Customer 3	14%	-	12%	-
Customer 4	11%	-	14%	-
Customer 5	-	17%	-	-
Customer 6	-	10%	-	-
Customer 7	-	-	-	33%
Totals	62%	59%	40%	44%

Concentrations of Accounts Receivable

As of June 30, 2022 and December 31, 2021, the following customers represented more than 10% of the Company’s accounts receivable:

	June 30,	December 31,
	2022	2021
Customer 1	90%	98%
Totals	90%	98%

NOTE 14 — SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K and form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Risk factors include, but are not limited to, the economic effects of the pandemic, the promptness of distribution of vaccines, domestically and internationally to limit the impact of COVID-19, and the short and long term economic impact of COVID-19 on the marketplace, as well as the effect of inflation and a possible economic recession,. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these, and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K and Form 10K/A for the year ended December 31, 2021.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “U. S. Stem Cell, Inc.” or the “Company” refer to U.S. Stem Cell, Inc. and its subsidiaries.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 31, 2022, in connection with the audit of our annual financial statements as of December 31, 2021, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended June 30, 2022 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

On July 8, 2022, we modified Item 9A. Controls and Procedures of our Annual Report on Form 10-K to reflect the material weaknesses in our disclosure controls and procedures, addressing the tenants of the Committee of Sponsoring Organizations (establishing the framework for control environment, risk assessment, information and communication, monitoring activities, and existing control activities for internal control and procedures) See Part I, Item 4.

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

We also hold a 49% Member Interest in US Stem Cell Clinic of the Villages, LLC. US Stem Cell Clinic of the Villages, LLC is currently dormant.

Our comprehensive map of products and services:

As of June 30, 2022 and as of the date of this filing:

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

Three Months Ended June 30, 2022 as compared to the Three Months Ended June 30, 2021.

Revenues

We recognized revenues of $24,518 for the three months ended June 30, 2022. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $35,442 for the three months ended June 30, 2021 from the sale of MyoCath catheters, physician training, patient studies and veterinary sales. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $6,247 and $13,677 in in the three-month periods ended June 30 2022 and 2021, respectively. Associated gross margins were $18,271 (74.5%) and $21,765 (61.4%) for the three months periods ended June 30 2022 and 2021, respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the three-month period ended June 30, 2022, the same as the research and development expenses of $0 in the three-month period ended June 30, 2021. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $453,312 for the three-month period ended June 30, 2022 compared to $802,970 for the three-month period ended June 30, 2021, a decrease of $349,658. The decrease in cost due to decrease in business activity.

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

(Gain) Loss on settlement of debt

During the three months ended June 30, 2022, we incurred a net loss of $3,644 primarily related to accounts payable and debt restructured during the current period as compared to a net aggregate loss of $45,995 for the same period last year for the same reason of accounts payable and debt restructuring.

Interest Expense

Interest expenses during the three months ended June 30, 2022 were $175,527 compared to $166,994 for the three months ended June 30, 2021. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable and gain(loss) on debt extinguishment.

Six Months Ended June 30, 2022 as compared to the Six Months Ended June 30, 2021.

Revenues

We recognized revenues of $47,828 for the six months ended June 30, 2022. These revenues were generated from the sales of laboratory supplies and equipment, and services. We recognized revenues of $119,822 for the six months ended June 30, 2021 from the sale of MyoCath catheters, physician training, sale of product and services and veterinary division. Due to the Injunction, as described in Note 11- Government Claim in our financial statements, our revenue has been impaired.

Cost of Sales

Cost of sales consists of the costs associated with the production of MyoCath, laboratory supplies necessary for laboratory services, physician course materials. Cost of sales were $13,582 and $29,198 in the six-month periods ended June 30, 2022 and 2021, respectively. Associated gross margins were $34,246 (71.6%) and $90,624 (75.6%) for the six months periods ended June 30, 2022 and 2021 respectively.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing, and testing, our products and services. Research and development expenses were $0 in the six-month period ended June 30, 2022, same as the six-month period ended June 30, 2021. Current management focus is towards on sales in addition to research and development and its corresponding ongoing costs. The timing and amount of our planned research and development expenditures is dependent on our ability to obtain additional financing.

Marketing, General and Administrative

Our marketing, general and administrative costs were $983,926 for the six-month period ended June 30, 2022 compared to $1,358,985 for the six-month period ended June 30, 2021, a decrease of $375,059. The decrease in cost due to increase in business activity.

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

(Gain) Loss on settlement of debt

During the six months ended June 30, 2022, we incurred a net loss of $746 primarily related to accounts payable and debt restructured during the current period as compared to a net loss of $(383,870) for the same period last year for the same reason.

Interest Expense

Interest expenses during the six months ended June 30, 2022 were $329,494 compared to $321,719 for the six months ended June 30, 2021. Interest expenses primarily consists of interest incurred on the principal amount of the Northstar loan, our former Bank of America loan, the Seaside National Bank loan, accrued fees and interest payable to the Guarantors, our capital lease and the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable and gain(loss) on debt extinguishment.

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

Concentrations of Credit Risk

As of June 30, 2022, two customers represented 90% and 4%, representing an aggregate of 94% of the Company’s accounts receivable. As of December 31, 2021, one customer represented 98%, representing an aggregate of 98% of the Company’s accounts receivable.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

In the six months ended June 30, 2022, we incurred negative cash flow from operations of $197,115 and will continue to finance our considerable operational cash needs with cash generated from financing activities and revenues.

Financing Activities

Net cash provided in financing activities was an aggregate of $168,052 in the six-month period ended June 30, 2022 as compared to cash provided of $754,625 in the six-month period ended in June 30, 2021.

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

At June 30, 2022, we had cash and cash equivalents totaling $10,330. However, our working capital deficit as of such date was $13101,630.

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

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel,

Our management, in reviewing our internal controls and procedures, considered the tenants of the Committee of Sponsoring Organizations (establishing the framework for control environment, risk assessment, information and communication, monitoring activities, and existing control activities for internal control and procedures) such as the requirements to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that; pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) who also acts as our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our CEO/ CFO concluded that our internal control over financial reporting are not effective at the reasonable assurance level due to the following material weaknesses:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement was $27,350 as of June 30, 2022.

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

On June 3, 2019, the Company was one of the parties to a Settlement Agreement and General Release (the “Agreement”) related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% Promissory Note, dated June 15, 2019, in the principal amount of Five Hundred Thousand Dollars ($500,000), payable in monthly increments of Five Thousand ($5,000) per month. The remaining amount due under this settlement was $428,281 as of June 30, 2022.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2022 other than that described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2022

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

U.S. Stem Cell, Inc.

Date: August 22, 2022	By:	/s/ Mike Tomas
Mike Tomas
Chief Executive Officer &
President and Principal Financial
and Accounting Officer