Form 10-K
period 2022-12-31
U.S. Stem Cell, Inc.
filed 2023-04-14
CIK 1388319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $2,376,858 (based on the closing sale price of the common stock reported on the OTC Markets, Inc. on June 30, 2022). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 14, 2023 was 641,507,317.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Documents Incorporated By Reference None

U.S. STEM CELL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2022

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

Royalty Agreement/Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement. The royalty payment is recorded as deferred revenue and amortized over the term of the agreement. The carrying balance as of December 31, 2022 and 2021 was $59,500 and $59,500 respectively.

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

For further information pertaining to the risk of Covid-19 upon our business, see risk factors beginning on page __ under the title “Covid-19 Risk Factors.

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

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2023 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

As of December 31, 2022, we had cash and cash equivalents of $5,133 and an accumulated capital deficit of $142,518,744. As such, our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements.

As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders. We may also seek to satisfy some of our obligations to the guarantors of our loan with Seaside National Bank & Trust, or the Guarantors, through the issuance of various forms of securities or debt on negotiated terms. On January 3, 2018, the Company renewed the loan with Seaside National Bank and Trust extends the maturity date to May 18, 2020, all other terms and conditions remain unchanged. On May 18, 2020, the Seaside loan was turned into a Demand Note with no fixed maturity date but with a re-documentation requirement every four years. On May 2022, the loan was redocumented.

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

Our independent registered public accounting firm issued its report dated April 14, 2023 in connection with the audit of our financial statements as of December 31, 2022, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, the notes to our financial statements for the year ended December 31, 2022 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage life sciences company with a limited operating history and a history of net losses and negative cash flows from operations. We may never be profitable, and if we incur operating losses and generate negative cash flows from operations for longer than expected, we may be unable to continue operations.

We are a development stage life sciences company and have a limited operating history, limited capital, limited sources of revenue, and have incurred losses since inception. Our operations to date have been limited to organizing our company, developing and engaging in clinical trials of our MyoCell™ product candidate, expanding our pipeline of complementary product candidates through internal development and third party licenses, expanding and strengthening our intellectual property position through internal programs and third party licenses and recruiting management, research and clinical personnel. Consequently, it may be difficult to predict our future success or viability due to our lack of operating history. As of December 31, 2022, we have accumulated a deficit of approximately $139.8 million. Our MyoCell™ product candidate has not received regulatory approval or generated any material revenues and is not expected to generate any material revenues until commercialization of MyoCell, if ever.

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

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, excluding the Company payment of the $100,000 insurance company deductible of which $11,000 was paid in fiscal 2017. As a result of the final settlement and determination of insurance coverage, the Company recognized $100,000 of expense due to litigation for the year ended December 31, 2017. The remaining amount due under this settlement is $25,810 and $26,600 as of December 31, 2022 and 2021, respectively, and is included in accounts payable.

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

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit and moved to dismiss almost all of the claims. The motions to dismiss was recently denied. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied. Mrs. Leonhardt has moved for summary judgment on the note claim but the motion has not yet been set for hearing.

On February 2, 2023, the Company received a notice of intent to initiate medical malpractice litigation. The Company is reviewing the notice and responding accordingly. The company was one of 11 entities and persons served with the notice.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2022 or subsequent to December 31, 2022 other than that described above.

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

	Fiscal Year 2021
	High	Low
First Quarter	$0.0872	$0.0135
Second Quarter	$0.0639	$0.0120
Third Quarter	$0.0165	$0.0051
Fourth Quarter	$0.0135	$0.0055

	Fiscal Year 2022
	High	Low
First Quarter	$0.0119	$0.0053
Second Quarter	$0.0102	$0.0041
Third Quarter	$0.0099	$0.0042
Fourth Quarter	$0.0068	$0.0026

Holders

As of December 31, 2022, there were approximately 497 shareholders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	104,816,384	0.0258	34,168,070
Equity compensation plans not approved by security holders (2)	1,103,127	14.735	0

(1)	Consists of our 1999 Officers and Employees Stock Option Plan, 1999 Directors and Consultants Stock Option Plan and Omnibus Equity Compensation Plan, 2013 Omnibus Equity Compensation Plan.

(2)	Includes:

●	8,000 warrants in connection with a joint venture agreement dated March 10, 2014. The warrants are exercisable at $21.70 for four years vesting from June 8, 2014 through March 10, 2016.

●	4,000 warrants in connection with use of certain intellectual property. The warrants are exercisable at $48.10 for four years vesting from July 6, 2014 through April 6, 2017.

●	4,000 warrants in connection with the termination of a joint venture agreement. The warrants are exercisable at $15.70 for four years vesting May 27, 2015.

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

Recent Sales of Unregistered Securities

In fiscal 2022, we issued an aggregate of 6,145,193 shares of our common stock, having a fair value of $48,817, in settlement of outstanding accounts payable, we issued 2,499,045 shares of our common stock, having a fair value of $19,511, in lieu of payment in cash of accrued and unpaid interest of $18,340 and we issued an aggregate of 45,000,000 shares of its common stock, having a fair value of $297,000, for services.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2022 or 2021.

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

Our Ability To Continue as a Going Concern

Our management has evaluated whether there is substantial doubt about our ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Annual Report on Form 10-K (the “Form 10-K”). This determination was based on the following factors, as of December 31, 2022, the Company had cash on hand of $5,133 and a working capital deficit (current liabilities in excess of current assets) of $14,009,852. During the year ended December 31, 2022, the net loss was $2,857,943 and net cash used in operating activities was $304,852. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that our financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Along with diversifying the portfolio of products distributed by the Company, including equipment and biologics, it is the intention of our management to both continue to adhere to the Court Order (see Note 12 of the Financial Statements) as well as re-establish its good standing with the Agency (FDA). These points are not mutually exclusive nor negotiable and management believes that there are still business and patient goodness opportunities while still abiding by all legal requirements As a result, management shall be continuing with the development of US Stem Cell Training, Inc., an operating division of the Company, that is a content developer of regenerative medicine/cell therapy informational and training materials for physicians and patients and complies with both requirements--as well as Vetbiologics, an operating division of the Company, that is a veterinary regenerative medicine company committed to providing veterinarians with the ability to deliver the highest quality regenerative medicine therapies to dogs, cats and horses.

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

Results of Operations Overview

Comparison of Years Ended December 31, 2022 and December 31, 2021

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

We recognized revenues of $82,049 in 2022 compared to revenues of $200,749 in 2021. Our revenues for 2022 were generated from the sale, test kits and equipment, and training services. Decrease in revenue due to court case result.

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

Cost of sales was $23,767 in the year ended December 31, 2022 compared to $52,030 in the year ended December 31, 2021. The decrease is due to the decrease in revenues.

Research and Development

Our research and development expenses consist of costs incurred in identifying, developing and testing our product candidates. These expenses consist primarily of costs related to our clinical trials, the acquisition of intellectual property licenses and preclinical studies. We expense research and development costs as incurred.

Research and development expenses were $0 in 2022 remaining the same as $0 in 2021.

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

Selling, general and administrative expenses were $1,778,766 in 2021, a decrease of $505,811 in selling, general and administrative expenses of $2,284,577 in 2021. The decrease is due to reduced operations due to the Court order.

Gain (loss) on settlement of debt

During the year ended December 31, 2022, we recognized a gain of $13 primarily related to interest. In 2021, we recognized a loss of $151,410 primarily related to the settlement of accounts payable and accrued interest.

Gain on sale of equipment

In March 2017, we entered a sale/leaseback transaction whereby we sold our lab and other medical equipment and re-leased the equipment back for 36 months. In connection with the sale/leaseback, we realized a gain on sale of equipment of $0. During the year ended December 31, 2022, we recognized $0 in current period operations as compared to $0 for the previous year.

Income from equity investment

Our investment of a 49.9% member interest ownership of Regenerative Wellness Clinic as well as a 49% interest in U.S. Stem Cell Clinic of the Villages LLC are accounted for using the equity method of accounting. As such, we report our pro rata share of income (loss) from equity investments for the period. For the year ended December 31, 2022 and 2021 our pro rata share of income (loss) was $0 and $0, respectively. We divested ourselves of our member interests in Regenerative Wellness Clinic, LLC in March 2021.

Interest Expense

Interest expense during the year ended December 31, 2022 was $689,977 compared to $1,000,148 for the year ended December 31, 2021. Interest expense primarily consists of interest incurred on the principal amount of the Northstar loan, the Seaside National Bank loan, the Capital Lease with GACP, accrued fees and interest payable to the Guarantors, imputed interest on non-interest bearing debt, the amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. There was nominal change in interest year over year.

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

A summary of options at December 31, 2022 and activity during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2021	110,643,884	$0.0247	6.3
Granted	—
Exercised	—
Forfeited/Expired	(2,500)	$0.0298
Options outstanding at December 31, 2022	110,641,384	$0.0247	5.3
Options exercisable at December 31, 2022	104,816,384	$0.0258	5.2
Available for grant at December 31, 2022	34,168,070

The following information applies to stock options outstanding and exercisable at December 31, 2022:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Weighted Average Exercise price	Exercisable Number of Options	Weighted Average Exercise price
$0.004 to $0.010	41,800,000	6.0	$0.0051	35,975,000	$0.0051
$0.011 to $0.020	16,250,000	3.7	0.0196	16,250,000	0.0196
$0.021 to $0.030	9,510,000	5.9	0.0252	9,510,000	0.0252
$0.0363	22,635,000	4.6	0.0363	22,635,000	0.0363
$0.0536	20,000,000	5.4	0.0536	20,000,000	0.0536
$0.1540	446,384	2.8	0.1540	446,384	0.1540
Total	110,641,384	5.3	$0.0247	104,816,384	$0.0258

The aggregate intrinsic value of outstanding stock options was $5,500, based on options with an exercise price less than the Company’s stock price of $0.0048 as of December 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2022 and 2021 was $134,974 and $428,556, respectively. As of December 31, 2022, the Company had $22,315 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.47 years.

Warrants

A summary of warrant activity for the year ended December 31, 2022 is presented below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life in Years
Outstanding at December 31, 2021	1,103,127	$12.84	7.1
Issued	12,500,000	$0.0080	4.21
Exercised	-
Expired	(20,000)	$17
Outstanding at December 31, 2022	13,583,127	$12.41	5.2
Exercisable at December 31, 2022	13,581,582	$0.12	5.2

The following information applies to warrants outstanding and exercisable at December 31, 2022:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Exercisable Number of Warrants	Weighted Average Exercise Price
$0.008 –0.03	13,500,000	4.3	$0.01	13,500,000	$0.01
$10.00 - $20.00	61,036	0.7	$15.22	61,036	$15.22
$20.01 –30.00	19,543	1.2	$25.06	19,543	$25.06
$49.86	1,003	1.2	$49.86	1,003	$49.86
$7,690.00	$1,545	4.0	$7,690.00	-	$-
	13,583,127	4.3	$0.99	$13,581,582	$0.12

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

Selling, General and Administrative

Selling, general and administrative expenses were $1,778,766 in 2022, a decrease of $505,811 in selling, general and administrative expenses of $2,284,577 in 2021. The decrease is due to reduced operations due to the Court order.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

In 2022, we continued to finance our operational cash needs with cash generated from financing activities.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of December 31, 2022 and 2021, the remaining carrying value of the note was $150,000. At December 31, 2022 and 2021, accrued interest on the note was $6,104 and $8,615, respectively, and is included in accrued expenses on the accompanying balance sheet.

Operating Activities

Net cash used in operating activities was $304,852 in 2022 as compared to $1,057,939 of net cash used in operations in 2021. The decrease is due to decreased operations after the injunction.

Investing Activities

Net cash provided by investing activities was $0 for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $270,592 in the year ended December 31, 2022 as compared to net cash provided of $1,078,762 in the year ended December 31, 2021. The decrease is due to decreased operations after the injunction.

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

At December 31, 2022, we had cash and cash equivalents totaling $5,133; our working capital deficit as of such date was $14,009,852. Our independent registered public accounting firm has issued its report dated April 14, 2023 in connection with the audit of our financial statements as of December 31, 2022 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, we had $14,813,435 in outstanding debt, net of debt discount of $47,739.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel,

●to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) who also acts as our Chief Financial Officer (CFO) of the effectiveness our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our CEO/ CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level due to the following material weaknesses:

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding our current executive officers and directors

Mike Tomas	58	Director, President and Chief Executive Officer, Chief Financial Officer
William P. Murphy, Jr., M.D.	99	Director, Chairman Emeritus
Mark P. Borman	68	Director, Chairman of the Board
Sheldon T. Anderson	72	Director
Greg Knutson	71	Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2022 and 2021, the aggregate compensation awarded to/earned by or paid to our Chief Executive Officer and our two most highly compensated officers (other than the Chief Executive Officer), who were serving as executive officers as of December 31, 2022, or the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Tomas CEO, President,	2022	$0	$0		$—	$0				$0
CFO and Director	2021	$327,279	$500,000	(1)	$—	$0				$327,279

(1)	On July 1, 2020, Mr. Tomas received a $500,000 promissory note for a bonus awarded. The promissory note bears 5% interest per annum, is unsecured and is due on demand.

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

Employment Agreements

Employment Agreements

On July 1, 2019, the Company’s Board of Directors approved the 2019/2020 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2019 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. On May 7, 2018, the Company’s Board of Directors approved the 2018/2019 salary for Mike Tomas, Chief Executive Officer, for $750,000 per year, beginning July 1, 2018 with an incentive bonus ranging from $150,000 to $500,000. In addition, the Board of Directors approved a bonus of $500,000 and options to acquire 20,000,000 shares of the Company’s common stock for ten years with four-year vesting and a cashless exercise provision. The cash bonus may be paid in the form a six-month promissory note bearing interest at 5% per annum. There were no increases in salary or cash bonuses in 2022.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth outstanding equity awards held by our Named Executive Officers as of December 31, 2022

	Number of Securities Underlying		Option	Option
	Unexercised Options and Warrants		Exercise Price	Expiration
Name	Total (#)	Unexercisable (#)	($/per share)	Date
Mike Tomas	10,000	-	0.15402	8/1/2023
	400	-	0.15402	9/1/2023
	10,800	-	0.15402	2/24/2024
	4,299	-	0.15402	5/12/2024
	10,000	-	0.15402	8/1/2024
	400	-	0.15402	11/3/2024
	291,885	-	0.15402	11/2/2025
	10,000	-	0.15402	11/2/2025
	11,500,000	-	0.01960	9/19/2026
	10,000,000	-	0.00430	2/6/2027
	16,500,000	-	0.03626	8/7/2027
	20,000,000	-	0.05360	5/7/2028
	1,500,000	-	0.02511	12/3/2028
	20,000,000	5,000,000	0.00557	9/1//2029
	1,500,000	-	0.00495	11/18/2029

Options Exercises and Stocks Vested

Options exercised and stocks vested as at December 31, 2022 are as follows:

	Option awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Investing ($)
Mike Tomas, CEO	0	0	0	0

Grants of Plan-Based Awards

Grants of plan-based awards as at December 31, 2022 are as follows:

	Estimated future payouts under non-equity incentive plan awards				Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mike Tomas, CEO	n/a	0	0	0	0	0	0	0	0	0	0

Reference – Grant Date - n/a = not applicable.

Non-Qualified Deferred Compensation

As at December 31, 2022 the Company had no formalized deferred compensation plan.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Mike Tomas, CEO	0	0	0	0	0

Golden Parachute Compensation

As at December 31, 2022, the Company had no arrangements in place relating to the termination of employees.

Name	Cash ($)	Equity ($)	Pension/NQDC ($)	Perquisites/benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Mike Tomas, CEO	0	0	0	0	0	0	0

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2022 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)	Total ($)
William P Murphy, Jr.	$-	$-	$-
Sheldon T. Andersen	$-	$-	$-
Mark Borman	$-	$-	$-
Gregory Knutson	$-	$-	$-
Total:	$-	$-	$-

Pension Benefits

As of December 31, 2022, the Company had no pension or retirement plans.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Mike Tomas,CEO	not applicable	0	0	0

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 for all compensation plans under the Company’s Stock Option Plan:

Name	No. of Shares of Common Stock Underlying Unexercised Common Stock Purchase Options Exercisable (#)	Date of Grant	Additional Consideration to be Received Upon Exercise or Material Conditions Required to Exercise	Option Exercise Price ($)	Value Realized if Exercised ($)	Option Expiration Date
Mike Tomas, CEO	10,000	8/01/2013	—	0.15402	—	8/1/2023
	400	9/1/2013	—	0.15402	—	9/1/2023
	10,000	2/24/2014	—	0.15402	—	2/24/2024
	800	2/24/2014	—	0.15402	—	2/24/2024
	3,225	5/12/2014	—	0.15402	—	5/12/2014
	10,000	8/01/2014	—	0.15402	—	8/1/2024
	400	11/3/2014	—	0.15402	—	11/3/2024
	291,885	11/2/2015	—	0.15402	—	11/2/2025
	5,000	11/2/2015	—	0.15402	—	11/2/2025
	1,500,000	9/19/2016	—	0.01960	—	9/19/2026
	2,500,000	9/19/2016	—	0.01960	—	9/19/2026
	1,500,000	8/7/2017	—	0.03626	—	8/7/2027
	20,000,000	5/7/2018	—	0.05360	—	5/7/2028
	1,500,000	12/3/2018	—	0.02511	—	12/3/2028
	20,000,000	9/1/2019	—	0.00557	—	09/01/2029
	1,500,000	11/18/2019	—	0.00495	—	11/18/2029

Director Compensation

As of December 31, 2022, we had five directors that qualified for compensation. Our non-employee directors do not receive cash compensation for their services as directors. However, it is generally our policy to annually grant each non-employee director options to purchase shares of our common stock provided that he or she has served as a member of our Board of Directors for at least six months and one day of the twelve month period immediately preceding the date of grant. In addition, we reimburse non-employee directors for actual out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership (1) of our common stock as of April 13, 2023 based on an aggregate of 639,527,905 common shares issued, for each of our greater than 5% shareholders, directors, named executive officers that continue to serve as executive officers of U.S. Stem Cell and by all of our directors and named executive officers as a group as of December 31, 2022. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o U.S. Stem Cell, Inc., 1560 Sawgrass Corporate Parkway, 4th FL Sunrise FL 33323. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Mike Tomas, President, CEO, CFO, and Director	43,594,063	(1)	6.8

William P. Murphy, Chairman Emeritus**	6,066,121	(2)	1.0

Mark P. Borman, Chairman of the Board of Directors	6,529,562	(3)	1.1

Sheldon T. Anderson, Director	6,005,282	(4)	1.0

Greg Knutson**	43,625,000	(5)	6.8

All officers and directors as a group (6 persons)	105,820,028	(6)	16.5

Northstar Biotechnology Group, LLC	40,504,376	(7)	6.3

* less than 1%

** Excludes Northstar Biotechnology Group, LLC (“Northstar”), owned partly by certain directors and existing shareholders of the Company, including Dr. William P. Murphy Jr. and controlled by Gregory Knutson, a member of the Board of Directors appointed on March 5, 2017.

(1)

Includes shares are held by The Astri Group over which Mr. Tomas has shared voting and investment power and includes (i) includes 8,279 shares of common stock and (ii) 33,585,784 shares of common stock issuable upon exercise of presently exercisable stock options .

(2)

Includes (i) 63,481 shares of common stock and (ii) 6,002,640 shares of common stock issuable upon exercise of presently exercisable stock options. Shares are directly owned by trusts controlled by Dr. Murphy and his spouse.

(3)	Includes (i) 526,942 shares of common stock and (ii) 6,002,620 shares of common stock issuable upon exercise of presently exercisable stock options
(4)	Includes (i) 1,941 shares of common stock and (ii) 6,003,341 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(5)	Includes (i) 29,175,000 shares of common stock and (ii) 44,750,000 shares of common stock issuable upon exercise of presently exercisable options and warrants.
(6)	Includes an aggregate of (i) 27,275,643shares of common stock and (ii) 65,609,975 shares of common stock issuable upon exercise of presently exercisable stock options and warrants.
(7)	Includes 40,504,376 shares of common stock and (ii) 20,000 shares of common stock issuable upon exercise of warrants.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Advances

As of December 31, 2022 and 2021, our officers and directors have provided net advances in the aggregate of $186,210 and $90,000, for working capital purposes, respectively. The advances are unsecured, due on demand and non-interest bearing.

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

On April 1, 2021, the Company issued 187,575 shares of its common stock, having a fair value of $11,565, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $2,420.

On October 1, 2021, the Company issued 743,341 shares of its common stock, having a fair value of $10,179, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a loss on settlement of $984.

On April 1, 2022, the Company issued 1,121,154 shares of its common stock, having a fair value of $11,565, in lieu of payment in cash of accrued and unpaid interest of $9,145, resulting in a loss on settlement of $2,420.

On October 1, 2022, the Company issued 1,377,891 shares of its common stock, having a fair value of $10,179, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a loss on settlement of $984.

As of December 31, 2022 and 2021, the remaining carrying value of the note was $262,000. At December 31, 2022 and 2021, accrued interest on the note was $8,751 and $8,751, respectively, and is included in accrued expenses on the accompanying balance sheet.

Officer and Director Notes

	2022	2021
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,653	143,653
Note payable, Mr. Tomas	90,990	90,990
Note payable, Mr. Tomas	43,270	43,270
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	100,931	100,931
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Total	$3,632,199	$2,882,169

* Kristin Comella ceased to be a member of the Board of Director or an officer as of September 1, 2019.

Notes payable, Mr. Tomas

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. During the year ended December 31, 2022 and 2021, the Company paid principal of $0 and $0, respectively, of this note. As of December 31, 2022 and 2021, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2022 and 2021, the remaining carrying value of the note was $500,000.

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

At December 31, 2022 and 2021, accrued interest on the notes was $770,585 and $612,323, respectively, and is included in accrued expenses on the accompanying balance sheet.

Item 14. Principal Accounting Fees and Services. Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2022 and 2021 by our independent registered public accounting firms are as follows:

Types of Fees	2022	2021
Audit Fees (1)	$50,000	$80,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

April 14, 2023

By:	/s/ Mike Tomas
Mike Tomas Chief Financial Officer (Principal Accounting Officer)

April 14, 2023

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

SIGNATURE	TITLE	DATE

/s/ Mark P. Borman	Director, Chairman of the Board	April 14, 2023
Mark P. Borman

/s/ William P. Murphy Jr., MD	Director, Chairman Emeritus	April 14, 2023
William P. Murphy Jr., MD

/s/ Mike Tomas	Chief Executive Officer, Chief Financial Officer, & Director	April 14, 2023
Mike Tomas

/s/ Sheldon Anderson	Director	April 14, 2023
Sheldon Anderson

/s/ Greg Knutson	Director	April 14, 2023
Greg Knutson

FORM 10-K—ITEM 8

U.S. STEM CELL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of U.S Stem Cell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of U.S Stem Cell, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flow for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID 587

New York, NY

April 14, 2023

U.S. STEM CELL, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$5,133	$39,393
Accounts receivable, net of allowance of $75,000	4,332	1,213
Inventories	980	393
Prepaid expenses and other current assets	57,594	10,000
Total current assets	68,039	50,999

Total assets	$68,039	$50,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,624,583	$1,373,413
Accrued expenses	2,582,559	1,951,390
Advances - related parties	1,137,642	951,432
Contract liabilities, current portion	3,000	3,000
Deposits	465,286	465,286
Notes payable - related parties	3,894,200	3,144,200
Notes payable, current portion, net of debt discount of $10,515 and $10,052, respectively	2,582,083	2,557,881
Promissory note payable	1,397,762	1,397,762
Convertible notes payable, net of debt discount of $37,224 and $0, respectively	390,776	194,411
Total current liabilities	14,077,891	12,038,775

Long-term liabilities:
Contract liabilities	53,500	56,500
Notes payable, net of debt discount of $11,059 and $21,575, respectively	682,044	722,060
Total long-term liabilities	735,544	778,560

Total liabilities	14,813,435	12,817,335

Commitments and contingencies (See Note 11)

Stockholders' deficit:
Preferred stock, par value $0.001; 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 634,402,623 and 503,525,051 shares issued and outstanding, respectively	634,403	503,525
Additional paid-in capital	127,137,483	126,532,063
Accumulated deficit	(142,517,282)	(139,801,924)
Total stockholders' deficit	(14,745,396)	(12,766,336)

Total liabilities and stockholders' deficit	$68,039	$50,999

The accompanying notes are an integral part of these financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenue:
Products	$66,540	$180,894
Services	15,509	19,855
Total revenue	82,049	200,749

Cost of revenues	23,767	52,030

Gross profit	58,282	148,719

Operating expenses:
Selling, general and administrative	1,778,766	2,284,577
Total operating expenses	1,778,766	2,284,577

Loss from operations	(1,720,484)	(2,135,858)

Other income (expense):
Gain (loss) on settlement of accounts payable and accrued interest, net	12	(151,410)
Interest expense	(689,977)	(1,000,148)
Gain (loss) on debt extinguishment	(447,494)	-
Total other income (expense)	(1,137,459)	(1,151,558)

Net loss before income taxes	(2,857,943)	(3,287,416)

Income taxes (benefit)	-	-

NET LOSS	$(2,857,943)	$(3,287,416)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	591,558,288	460,794,491

The accompanying notes are an integral part of these financial statements.

U.S. STEM CELL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2022

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	435,560,794	$435,561	$124,499,655	$(136,514,508)	$(11,579,292)
Common stock issued in settlement of accounts payable	-	-	6,642,197	6,642	225,100	-	231,742
Common stock issued in lieu of interest	-	-	930,916	931	18,869	-	19,800
Common stock issued for services	-	-	4,000,000	4,000	124,000	-	128,000
Beneficial conversion feature recognized on convertible notes	-	-	-	-	641,688	-	641,688
Common stock issued for cash	-	-	27,500,000	27,500	247,500	-	275,000
Common shares issued upon conversion of convertible notes and accrued interest	-	-	28,891,144	28,891	346,695	-	375,586
Stock-based compensation	-	-	-	-	428,556	-	428,556
Net loss	-	-	-	-	-	(3,287,416)	(3,287,416)
Balance, December 31, 2021	-	-	503,525,051	503,525	126,532,063	(139,801,924)	(12,766,336)
Modified retrospective adoption of ASU 2020-06	-	-	-	-	(384,174)	142,585	(241,589)
Adjusted balance, December 31, 2021	-	-	503,525,051	503,525	126,147,889	(139,659,339)	(13,007,925)

Common shares issued in settlement of accounts payable	-	-	6,145,193	6,146	42,671	-	48,817
Common shares issued in lieu of interest	-	-	2,499,045	2,499	17,012	-	19,511
Common shares issued for services	-	-	45,000,000	45,000	252,000	-	297,000
Common shares and warrants issued to noteholders per addendums to convertible notes payable	-	-	53,400,000	53,400	438,207	-	491,607
Common shares issued as equity kicker for convertible notes payable	-	-	6,750,000	6,750	11,813	-	18,563
Common shares issued upon conversion of convertible notes payable	-	-	3,125,000	3,125	21,875	-	25,000
Common shares issued for cash	-	-	13,958,334	13,958	71,042	-	85,000
Share-based compensation	-	-	-	-	134,974	-	134,974
Net loss	-	-	-	-	-	(2,857,943)	(2,857,943)
Balance, December 31, 2022	-	$-	634,402,623	$634,403	$127,137,483	$(142,517,282)	$(14,745,396)

The accompanying notes are an integral part of these financial statements.

U.S. STEM CELL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,857,943)	$(3,287,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recoveries)	616	93,241
Interest and amortization of debt discount	685,326	977,386
Loss (gain) on settlement of accounts payable and accrued interest	(12)	151,410
Loss on debt extinguishment	447,494	-
Related party notes payable issued for services rendered	750,000	422,722
Share-based compensation	384,380	556,556
Changes in operating assets and liabilities:
Accounts receivable	(3,735)	(40,290)
Inventories	(587)	5,025
Accounts payable	274,268	73,195
Accrued expenses	18,341	(6,768)
Contract liabilities	(3,000)	(3,000)
Net cash used in operating activities	(304,852)	(1,057,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	85,000	275,000
Proceeds from related party advances	186,210	90,000
Repayments of notes payable	(17,618)	(52,238)
Proceeds from convertible note payable	27,000	766,000
Repayments of convertible note payable	(10,000)	-
Net cash provided by financing activities	270,592	1,078,762

Net increase (decrease) in cash and cash equivalents	(34,260)	20,823
Cash and cash equivalents, beginning of period	39,393	18,570
Cash and cash equivalents, end of period	$5,133	$39,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,113	$22,762
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Modified retrospective adoption of ASU 2020-06	$384,174	$-
Common shares issued for prepaid services	$47,594	$-
Common shares issued in settlement of accounts payable	$48,817	$231,742
Common shares issued upon conversion of convertible notes and accrued interest	$25,000	$375,586
Common shares issued as equity kicker for convertible notes payable	$18,563	$-
Common shares issued in lieu of interest	$19,511	$19,800
Monthly payments on notes payable made on behalf of the Company	$8,250	$-
Beneficial conversion feature recognized on convertible note	$-	$641,688

The accompanying notes are an integral part of these financial statements.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As shown in the accompanying financial statements, as of December 31, 2022, the Company had cash on hand of $5,133 and a working capital deficit (current liabilities in excess of current assets) of $14,009,852. During the year ended December 31, 2022, the net loss was $2,857,943 and net cash used in operating activities was $304,852. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company’s primary source of operating funds has been from revenue generated from sales with additional cash proceeds from the sale of common stock and the issuances of promissory notes and other debt. The Company has experienced net losses from operations since inception, but it expects these conditions to improve in the future as it develops its business model. The Company had a stockholders’ deficit at December 31, 2022 and requires additional financing to fund future operations.

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

DECEMBER 31, 2022 AND 2021

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

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $75,000.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

At December 31, 2022 and 2021, the Company had contract liabilities of $56,500 and $59,500, respectively, all of which relates to the Intellectual Property Licensing Agreement.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	December 31,
	2022	2021
Options	110,641,384	110,643,884
Warrants	13,583,127	1,103,127
Convertible notes	36,455,827	17,876,880
Total potentially dilutive shares	160,680,338	129,623,891

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

U.S. Stem Cell Clinic, LLC

The investment in U.S. Stem Cell Clinic, LLC was comprised of a 49.9% (increased from 33.3% on January 29, 2019) member interest ownership and is accounted for using the equity method of accounting. The Company’s income (loss) earned by U.S. Stem Cell Clinic, LLC member interest was $0 for the year ended December 31, 2022 and 2021, (inception to date income of $599,721) and is included in other income (expense) in the accompanying statements of operations. In addition, during the year ended December 31, 2022 and 2021, the Company received distributions totaling $0 from U.S. Stem Cell Clinic, LLC (inception to date of $663,870). In March 2021, the Company divested its entire interest in U.S. Stem Cell Clinic, LLC (See Note 5, 6 and 11). The carrying value of the investment at December 31, 2022 and 2021 is $0.

At December 31, 2022 and 2021, accounts receivable for sales of product and services to U.S. Stem Cell Clinic, LLC was $0 and $28,763, respectively. Revenues earned from sales to U.S. Stem Clinic, LLC for the year ended December 31, 2022 and 2021 were $0 and $2,531 (prior to divestiture), respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2018, upon completion of U.S. Stem Cell of the Villages LLC, the Company received $189,909 from Greg Knutson, the holder of the 51% member interest. Accordingly, this was recognized as additional paid-in capital. Subsequently, the Company contributed $86,750 as its initial investment in the Villages. The Company’s 49% income (loss) earned by the Villages member interest was $0 for the three and nine months ended September 30, 2022 and 2021, (inception to date loss of $23,050) and is included in other income (expense) in the accompanying statements of operations. In addition, during the nine months ended September 30, 2022 and 2021, the Company received distributions totaling $0 from the Villages. The carrying value of the investment at September 30, 2022 and December 31, 2022 is $0.

At December 31, 2022 and 2021, accounts receivable for sales of products and services to the Villages was $0. Revenues earned from sales to the Villages for the year ended December 31, 2022 and 2021 was $0.

During the year ended December 31, 2022 and 2021, the Company received $0 in management fees from the Villages.

As of the date of this filing, U.S. Stem Cell Clinic of the Villages, LLC is currently dormant.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Interest and fees payable to the Guarantors of the Company’s loan agreement with Seaside Bank	$756,437	$644,670
Accrued interest payable	1,746,990	1,227,588
Vendor accruals and other	79,132	79,132
Total Accrued expenses	$2,582,559	$1,951,390

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 4, Note 6 and Note 11 “Litigation”).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 6 — NOTES PAYABLE

Notes payable were comprised of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Seaside Bank note payable	$980,000	$980,000
Dr. Comella note payable*	255,579	255,579
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Dr. Comella note payable*	300,000	300,000
Hunton & Williams note payable	373,500	380,000
Weider note payable	403,622	413,239
Mallard note payable	223,000	232,750
EIDL note payable	150,000	150,000
Total notes payable	3,285,701	3,311,568
Less unamortized debt discount	(21,574)	(31,627)
Total notes payable net of unamortized debt discount	3,264,127	3,279,941
Less current portion	(2,582,083)	(2,557,881)
Long-term portion	$682,044	$722,060

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

On October 25, 2010, the Company entered into a Loan Agreement with Seaside National Bank and Trust for a $980,000 loan at 4.25% per annum interest that was used to refinance the Company’s loan with Bank of America. The obligation is guaranteed by certain stockholders of the Company. At renewal in 2018, the loan with Seaside National Bank and Trust was converted to a demand note bearing interest at prime + 0%. While the loan no longer has a fixed maturity date, it must be re-documented every four years, which was last done October 25, 2022.

Dr. Comella, former Chief Science Officer

On September 6, 2016, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due upon demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $255,579.

On August 7, 2017, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of December 31, 2022 and 2021, the remaining carrying value of the note was $300,000.

On May 7, 2018, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2022 and 2021, the remaining carrying value of the note was $300,000.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On July 1, 2019, the Company issued a $300,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2022 and 2021, the remaining carrying value of the note was $300,000.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell, LLC to Dr. Kristen Comella as settlement for $100,000 of accrued interest owed to Dr. Comella, resulting in a gain on settlement of $100,000 (See Note 4, Note 5 and Note 11 “Litigation”). At December 31, 2022 and 2021, accrued interest on the notes was $224,203 and $166,424, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $69,700 was amortized to interest expense using the effective interest method. In September 2019, the Company was in default and was negotiating a revised payment structure. Thus, the remaining unamortized debt discount was charged to interest expense at September 30, 2019. As of December 31, 2022 and 2021, the remaining carrying value of the note was $373,500 and $380,000, respectively.

Weider

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of December 31, 2022 and 2021, the remaining carrying value of the note was $403,622 and $413,239, respectively. At December 31, 2022 and 2021, accrued interest on the note was $17,014 and $1,808, respectively, and is included in accrued expenses on the accompanying balance sheet. The Company last made a $5,000 payment in March 2022 and thereby became delinquent on this note payable.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Mallard

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated December 6, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year non-interest bearing unsecured promissory note, dated December 6, 2019, in the principal amount of $250,000, payable in monthly increments of $750 per month, with a final balloon payment of $205,000 due on January 1, 2025. The Company imputed an interest rate of 5% and discounted the note accordingly. The imputed debt discount of $51,063 is being amortized to interest expense using the effective interest method. Accordingly, the Company recognized Pre-litigation expense of $198,937. During the year ended December 31, 2022, U.S. Stem Cell Clinic made 11 monthly payments of $750 (total of $8,250) on behalf of the Company. For the year ended December 31, 2022 and 2021, the Company amortized $10,052 and $9,610, respectively, of debt discount to interest expense. As of December 31, 2022 and 2021, the remaining carrying value of the note was $201,426 and $201,123, net of debt discount of $21,574 and $31,627, respectively.

Economic Injury Disaster Loan (EIDL)

On June 20, 2020, the Company executed the standard loan documents for an EIDL from the U.S. Small Business Administration in light of the impact of the COVID-19 pandemic on our business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL received was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 20, 2021 (twelve months from the date of the SBA Loan Agreement) in the amount of $731. On March 15, 2021, the initial payment date was extended 12 months to June 20, 2022. On March 15, 2022, the initial payment date was extended 6 months to December 20, 2022. The balance of principal and interest is payable thirty years from the date of the SBA Loan Agreement. As of December 31, 2022 and 2021, the remaining carrying value of the note was $150,000. At December 31, 2022 and 2021, accrued interest on the note was $13,509 and $8,615, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

The Company imputed an interest rate of 5% and discounted the promissory note accordingly. The imputed debt discount of $368,615 was amortized to interest expense using the effective interest method. As of December 31, 2022 and 2021, the remaining carrying value of the note was $1,397,762. At December 31, 2022 and 2021, accrued interest on the note was $650,017 and $398,420, respectively, and is included in accrued expenses on the accompanying balance sheet.

NOTE 8 — CONVERTIBLE NOTES PAYABLE

The Company adopted ASU 2020-06 in the first quarter of 2022 utilizing the modified retrospective method. As a result, the Company eliminated an aggregate of $241,589 of debt discount stemming from beneficial conversion features on convertible debt. Accordingly, the Company will not separately present in equity an embedded conversion feature in such debt.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On February 5, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $35,000 that matured on February 5, 2021 and accrued interest at a rate of 5% per annum. The investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price equal to a thirty percent (30%) discount of the average closing price of the Company’s common stock on the OTC Markets electronic exchange for the prior thirty (30) trading days prior to conversion, subject to adjustment. Upon the occurrence of an event of default, the investor may have accelerated the note pursuant to which the outstanding balance would become, at the noteholder’s election, immediately due and payable. As a result of the beneficial conversion feature of the note, debt discount of $15,000 was recognized with a corresponding increase in additional paid-in capital. The debt discount was amortized to interest expense using the effective interest method. As of February 5, 2021, the maturity date, the note was in default. On July 30, 2021, the investor converted the full value of the note into 3,804,348 shares of the Company’s common stock. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Accordingly, all outstanding accrued interest at the time of conversion was reversed. The debt discount was amortized to interest expense using the effective interest method. For the year ended December 31, 2022 and 2021, the Company amortized $0 and $1,874, respectively, of debt discount to interest expense. As of December 31, 2022 and 2021, the remaining carrying value of the note was $0. At December 31, 2022 and 2021, accrued interest on the note was $0.

On September 8, 2020, the Company issued an unsecured convertible promissory note in the principal amount of $10,000 that was due on demand and accrued interest at a rate of 5% per annum. The investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0467. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable, with interest accruing at 18% per annum on any unpaid amounts. On November 9, 2021, the investor converted the entire principal balance of $10,000 and accrued interest of $588 into 226,713 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. As of December 31, 2022 and 2021, the remaining carrying value of the note was $0. As of December 31, 2022 and 2021, accrued interest on the note was $0.

From February 17, 2021 through February 26, 2021, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $619,000 that matured 12 months after the respective issuance date. The notes are non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0266. The agreements contain a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the notes, an aggregate of $521,850 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount is being amortized to interest expense using the effective interest method. On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, into 7,518,797 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 9 and 12). During the three months ended March 31, 2022, the Company entered into addendums with certain holders owning an aggregate of $294,000 of the convertible notes whereby: [1] for $214,000 of the convertible notes, the conversion price was changed from $0.0266 to $0.008, the maturity date was extended for two years and an aggregate of 53,400,000 common shares and five-year warrants to purchase 12,500,000 common shares at $0.008 per share were issued, having an aggregate fair value of $491,607; and [2] for $80,000 of the convertible notes, the interest rate was changed from 0% to 12% and the maturity date was extended for one year. As a result of the changes in the conversion price and the interest rate, the addendums resulted in an extinguishment of $294,000 of the old debt in exchange for new debt with the same face value, having aggregate debt discount of $44,113, and different terms. As part of one of the addendums, additional proceeds of $27,000 were received in exchange for a corresponding increase in the convertible note payable balance and 6,750,000 shares of common stock. Accordingly, a loss on debt extinguishment of $447,494 was recognized in the accompanying statements of operations. On March 11, 2022, one of the holders converted a convertible note with a face value of $25,000, dated February 26, 2021 (as amended on February 26, 2022), into 3,125,000 shares of the Company’s common stock. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion. During the year ended December 31, 2022 and 2021, $10,000 and $0, respectively, of convertible notes were repaid. As of December 31, 2022, $115,000 of convertible notes payable were in default. For the year ended December 31, 2022 and 2021, the Company amortized $25,451 and $141,586, respectively, of debt discount to interest expense. As of December 31, 2022 and 2021, the remaining carrying value of the notes was $373,775 and 419,000, net of debt discount of $37,224 and $0 respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On March 24, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $110,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0070. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $110,000 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 15,741,286 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 12). For the year ended December 31, 2021, the Company amortized $110,000 of debt discount to interest expense. As of December 31, 2022 and 2021, the remaining carrying value of the note was $0.

On June 20, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $20,000 that matured 12 months after the issuance date. The note was non-interest bearing and the investor had the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.0125. The agreement contains a provision that in the event the conversion right is exercised, then the Holder waives all outstanding interest. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $2,400 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. On November 9, 2021, the holder converted the full value of the note into 1,600,000 shares of the Company’s common stock. Upon conversion, the remaining unamortized debt discount was expensed immediately. In addition, all outstanding accrued interest at the time of conversion was reversed. As the conversion was at a fixed conversion price, no gain or loss was recognized on conversion (See Note 12). For the year ended December 31, 2021, the Company amortized $2,400 of debt discount to interest expense. As of December 31, 2022 and 2021, the remaining carrying value of the note was $0.

On October 29, 2021, the Company issued an unsecured convertible promissory note in the principal amount of $17,000 that matures 12 months after the issuance date. The note is non-interest bearing and the investor has the right to convert the outstanding balance of the note at any time into shares of common stock of the Company at a conversion price of $0.008. Upon the occurrence of an event of default, the remaining principal and accrued interest become immediately due and payable. As a result of the beneficial conversion feature of the note, $7,438 of debt discount was recognized with a corresponding increase in additional paid-in capital. The debt discount was being amortized to interest expense using the effective interest method. For the year ended December 31, 2021, the Company amortized $998 of debt discount to interest expense. As of December 31, 2022 and 2021, the remaining carrying value of the note was $17,000.

NOTE 9 — RELATED PARTY TRANSACTIONS

Advances – Related Parties

As of December 31, 2022 and 2021, the Company’s officers and directors have provided advances that are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2022 and 2021, the Company received aggregate proceeds from advances of $186,210 and $90,000, respectively. As of December 31, 2022 and 2021, the Company owed $1,137,642 and $951,432, respectively, for related party advances.

Convertible Notes Payable – Related Parties

On March 23, 2021, one of the holders, a related party, converted a convertible note with a face value of $200,000, dated February 26, 2021, into 7,518,797 shares of the Company’s common stock. (See Note 8).

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

On October 1, 2022, the Company issued 1,377,891 shares of its common stock, having a fair value of $9,645, in lieu of payment in cash of accrued and unpaid interest of $9,195, resulting in a loss on settlement of $450.

As of December 31, 2022 and 2021, the remaining carrying value of the note was $262,000. At December 31, 2022 and 2021, accrued interest on the note was $8,751 and is included in accrued expenses on the accompanying balance sheet.

Notes Payable - Mr. Tomas, President and Chief Executive Officer

On August 7, 2017, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due one year from date of issuance. As of December 31, 2022 and 2021, the remaining carrying value of the note was $161,786.

On May 7, 2018, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due six months from date of issuance. As of December 31, 2022 and 2021, the remaining carrying value of the note was $500,000.

On July 1, 2019, the Company issued a $500,000 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due November 7, 2019. As of December 31, 2022 and 2021, the remaining carrying value of the note was $500,000.

On December 31, 2019, the Company issued a $178,077 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $178,077.

On March 31, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $187,500.

On June 30, 2020, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $187,500.

On July 1, 2020, the Company issued a $500,000 promissory note as payment of an annual bonus awarded. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $500,000.

On September 30, 2020, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $100,962.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On December 31, 2020, the Company issued a $143,654 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $143,653.

On March 31, 2021, the Company issued a $90,990 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $90,991.

On June 30, 2021, the Company issued a $43,269 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $43,269.

On September 30, 2021, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021, the remaining carrying value of the note was $187,500.

On December 31, 2021, the Company issued a $100,962 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022 and 2021 the remaining carrying value of the note was $100,962.

On March 31, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022, the remaining carrying value of the note was $187,500.

On June 30, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022, the remaining carrying value of the note was $187,500.

On September 30, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022, the remaining carrying value of the note was $187,500.

On December 31, 2022, the Company issued a $187,500 promissory note in exchange for compensation earned. The promissory note bears interest of 5% per annum and is due on demand. As of December 31, 2022, the remaining carrying value of the note was $187,500.

At December 31, 2022 and 2021, accrued interest on the notes was $770,585 and $612,323, respectively, and is included in accrued expenses on the accompanying balance sheet.

	December 31,
	2022	2021
Northstar	$262,000	$262,000
Note payable, Mr. Tomas	161,786	161,786
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	178,077	178,077
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	500,000	500,000
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	143,653	143,653
Note payable, Mr. Tomas	90,991	90,991
Note payable, Mr. Tomas	43,269	43,269
Note payable, Mr. Tomas	187,500	187,500
Note payable, Mr. Tomas	100,962	100,962
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Note payable, Mr. Tomas	187,500	-
Total notes payable - related parties	$3,894,200	$3,144,200

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 and 2021, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2022 and 2021, the Company did not have any derivative instruments that were designated as hedges.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Leases

In October 2019, the Company relocated to a new location within the same city and entered into a month-to-month lease. During the year ended December 31, 2022 and 2021, lease expense was comprised of the following:

	For the Years Ended December 31,
	2022	2021
Operating lease expense	$6,541	$4,711
Total lease expense	$6,541	$4,711

Royalty Agreement / Middle East

On November 9, 2016, the Company entered into an Intellectual Property License Agreement whereby the Company granted High Rise Group Company the exclusive right to the Company’s intellectual property (as defined) for the licensed use and development in Kuwait and other GCC/Middle East countries for 25 years in exchange for a payment of $75,000 and a 5% royalty generated under the agreement. The licensing agreement is recorded as deferred revenue and amortized over the term of the agreement. The carrying balance as of December 31, 2022 and 2021 was $56,500 and $59,500, respectively.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The intent is for U.S. Stem Cell Middle East to offer regenerative treatment options to patients, based on U.S. Stem Cell, Inc. products and technologies like MyoCell™. To date, the first clinic in Kuwait City has been completed but has not begun operations as High Rising Group has not yet been able to secure regulatory approvals to operate.

Litigation

On September 17, 2015, a product liability lawsuit was filed in Broward County, specifically Patsy Bade v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D., and on November 30, 2015, a product liability lawsuit was filed in Broward County, specifically Elizabeth Noble v. Bioheart, Inc. US Stem Cell Clinics LLC, Alejandro Perez, ARNP, and Shareen Greenbaum, M.D. During the year ended December 31, 2016, both matters settled by the Company’s insurance policy with no additional cost to the Company, except for the obligation to pay the insurance company deductible of $100,000, of which $11,000 was paid in fiscal 2017. The remaining amount due under this settlement is $25,810 and $26,600 as of December 31, 2022 and 2021, respectively, and is included in accounts payable.

On July 27, 2020, Brenda Leonhardt filed a lawsuit against U.S. Stem Cell, Inc., Mike Tomas, Dr. William P. Murphy, Jr., Richard T. Spencer, III, Mark Borman, Dr. Samuel S. Ahn, Charles Hart, Sheldon T. Anderson, Greg Knutson, and Kristin Comella in Broward County Court, Case No. CACE-10-012095. The lawsuit alleges breach of a settlement agreement, breach of contract with respect to failure to make a balloon payment under a promissory note, and several tort theories such as misrepresentation and fraudulent transfer. The Company denies most of the allegations in the lawsuit and moved to dismiss almost all of the claims. The motions to dismiss was denied. U.S. Stem Cell, Inc. does note that it provided a promissory note to Ms. Leonhardt, which has not been fully satisfied. The stated due date of the promissory note was June 1, 2020 in the amount of $1,397,762. Mrs. Leonhardt has moved for summary judgment on the note claim but the motion has not yet been set for hearing.

The Company, as one of the parties entered into a Settlement Agreement and General Release (the “Agreement”) dated June 3, 2019 related to certain medical procedures. Without admitting any liability, and as part of that Agreement, the Company agreed to provide a five-year 5.25% unsecured promissory note, dated June 15, 2019, in the principal amount of $500,000, payable in monthly increments of $5,000 per month, with a final balloon payment due on June 15, 2024. Accordingly, the Company recognized Pre-litigation expense of $500,000. As of December 31, 2022 and 2021, the remaining carrying value of the note was $403,622 and $413,239, respectively. As of December 31, 2022, the Company is delinquent ten payments and, if not cured, would be considered in default of the promissory note underlying the Agreement.

On February 10, 2021, as part of a settlement agreement, the Company transferred its entire member interest in U.S. Stem Cell Clinic, LLC to Dr. Kristin Comella as settlement for $100,000 of accrued interest owed to Dr. Comella (See Note 4, 5 and 6).

On February 2, 2023, the Company received a notice of intent to initiate medical malpractice litigation. The Company is reviewing the notice and responding accordingly. The company was one of 11 entities and persons served with the notice.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2022 other than that described above.

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

DECEMBER 31, 2022 AND 2021

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

During the year ended December 31, 2021, convertible notes with an aggregate face value of $375,000 and accrued interest of $586 were converted into an aggregate of 28,891,144 shares of the Company’s common stock (See Note 8 and 9).

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, the Company issued an aggregate of 6,145,193 shares of its common stock, having a fair value of $48,817, in settlement of outstanding accounts payable of $50,000. In connection with the issuances, the Company incurred a $1,183 net gain on settlement.

During the year ended December 31, 2022, the Company issued an aggregate of 2,499,045 shares of its common stock, having a fair value of $19,511, in lieu of accrued interest of $18,340. In connection with the issuances, the Company incurred a $1,171 net loss on settlement.

During the year ended December 31, 2022, the Company issued an aggregate of 45,000,000 shares of its common stock to consultants, having a fair value of $297,000, for services to be rendered, which are being amortized to expense over the term of the respective agreements, all of which is 180 days.

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

During the year ended December 31, 2022, the Company issued an aggregate of 13,958,334 shares of common stock to investors for cash proceeds of $85,000, net of fees and commission, pursuant to the Offering Circular.

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

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

A summary of the stock option activity for the year ended December 31, 2022 and 2021 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2020	111,119,914	$0.0247	7.2	$296,636
Granted	-
Exercised	-
Forfeited/Expired	(476,030)	$0.0298
Outstanding, December 31, 2021	110,643,884	$0.0247	6.3	$36,686
Granted	-
Exercised	-
Forfeited/Expired	(2,500)	$0.1540
Outstanding, December 31, 2022	110,641,384	$0.0247	5.3	$5,500

Exercisable, December 31, 2022	104,816,384	$0.0258	5.2	$5,500

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Options	Price	In Years	Options	Price

$0.004 to $0.010	41,800,000	$0.0051	6.0	35,975,000	$0.0051
$0.011 to $0.020	16,250,000	$0.0196	3.7	16,250,000	$0.0196
$0.021 to $0.030	9,510,000	$0.0252	5.9	9,510,000	$0.0252
$0.0363	22,635,000	$0.0363	4.6	22,635,000	$0.0363
$0.0536	20,000,000	$0.0536	5.4	20,000,000	$0.0536
$0.1540	446,384	$0.1540	2.8	446,384	$0.1540
	110,641,384	$0.0247	5.3	104,816,384	$0.0258

The aggregate intrinsic value of outstanding stock options was $5,500, based on options with an exercise price less than the Company’s stock price of $0.0048 as of December 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options that vested during the years ended December 31, 2022 and 2021 was $134,974 and $428,556, respectively. As of December 31, 2022, the Company had $22,315 of total unrecognized compensation cost related to non-vested awards granted under the 2013 Omnibus Plan, which the Company expects to recognize over a weighted average period of 0.47 years.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Warrants

A summary of the warrant activity for the year ended December 31, 2022 and 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2020	1,110,468	$12.84	7.1	$-
Granted	-
Exercised	-
Expired	(7,341)	$77.88
Outstanding, December 31, 2021	1,103,127	$12.41	6.2	$-
Granted	12,500,000	0.008
Exercised	-
Expired	(20,000)	15.50
Outstanding, December 31, 2022	13,583,127	$0.99	4.3	$-

Exercisable, December 31, 2022	13,581,582	$0.12	4.3	$-

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Exercise	Number of	Exercise	Remaining Life	Number of	Exercise
Price	Warrants	Price	In Years	Warrants	Price

$0.008 to $0.03	13,500,000	$0.01	4.3	13,500,000	$0.01
$10.00 to $20.00	61,036	$15.22	0.7	61,036	$15.22
$20.01 to $30.00	19,543	$25.06	1.2	19,543	$25.06
$49.86	1,003	$49.86	1.2	1,003	$49.86
$7,690.00	1,545	$7,690.00	4.0	-	$7,690.00
	13,583,127	$0.99	4.3	13,581,582	$0.12

The aggregate intrinsic value of the issued and exercisable warrants of $-0- represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0048 as of December 31, 2022, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 13 — INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state components:

	For the Year Ended
	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	1,263,199	843,633
State	261,362	174,551
	1,524,561	1,018,184
Change in valuation allowance	(1,524,561)	(1,018,184)
Income tax provision (benefit)	$-	$-

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the year. The Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$20,187,838	$22,139,733
Share-based compensation	4,405,938	4,371,729
Deferred compensation	1,213,463	1,023,375
Pre-litigation settlement notes payable	157,661	155,710
Accrued interest on deferred compensation	260,012	-
Other	154,546	274,703
Total deferred tax assets	26,379,458	27,965,250

Deferred tax liabilities:
OID on convertible debt beneficial conversion feature	-	(61,231)
Total deferred tax liabilities	-	(61,231)

Valuation allowance	(26,379,458)	(27,904,019)

Total deferred tax assets (liabilities)	$-	$-

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of approximately $79.7 million and $87.4 million, respectively, of which $5.7 million do not expire, but are instead limited to 80% of taxable income in the year utilized. The remaining loss carryforwards expire at various dates from 2023 through 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by Section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular year. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized. As of December 31, 2022 and 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $79.7 million and $87.4 million, respectively, of which $5.7 million do not expire, but are instead limited to 80% of taxable income in the year utilized. The remaining loss carryforwards expire at various dates from 2023 through 2037.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Year Ended
	December 31,
	2022	2021
US federal statutory rate	$(600,168)	$(690,357)
State tax rate, net of federal benefit	(92,413)	(137,277)
Effect of debt discount on convertible debt	(61,231)	166,437
Loss on settlement of debt	93,974	-
Effect of non-deductible Share-based compensation	52,375	-
Other	7,175	26,880
Effect of expiration of net operating loss carryforwards	2,124,849	1,652,501
Change in valuation allowance	(1,524,561)	(1,018,184)

Income tax provision (benefit)	$-	$-

NOTE 14 — CONCENTRATIONS

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

U.S. STEM CELL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Concentrations of Revenues

For the year ended December 31, 2022 and 2021, the following customers accounted for more than 10% of the Company’s net revenues:

	For the Years Ended December 31,
	2022	2021
Customer 1	14%	-
Customer 2	12%	-
Customer 3	11%	-
Customer 4	-	20%
Customer 5	-	17%
Totals	37%	37%

Concentrations of Accounts Receivable

As of December 31, 2022 and 2021, the following customers represented more than 10% of the Company’s accounts receivable:

	December 31,
	2022	2021
Customer 1	95%	98%
Totals	95%	98%

NOTE 15 — SUBSEQUENT EVENTS

In January 2023, the Company issued an aggregate of 1,125,282 shares of common stock in exchange for services rendered.

In March 2023, the Company issued an aggregate 4,000,000 shares of common stock in exchange for services rendered.

In April 2023, the Company issued 1,979,412 common shares in exchange for interest.